Form 10-Q
period 2001-06-30
GENERAL MARITIME CORP/
filed 2001-08-14
CIK 1127269

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                   FOR THE PERIOD FROM ________ TO __________

                             COMMISSION FILE NUMBER

                                    001-16531
                             ----------------------

                          GENERAL MARITIME CORPORATION

           -----------------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               REPUBLIC OF THE MARSHALL ISLANDS          06-159-7083
              ----------------------------------     -------------------
                (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                     35 WEST 56TH STREET NEW YORK, NY        10019
                    ----------------------------------   --------------
                        (ADDRESS OF PRINCIPAL             (ZIP CODE)
                         EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 763-5600
                                 --------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes |_|       No |X|

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 13, 2001:
       --------------

      Common Stock, par value $0.01 per share 36,999,780 shares

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I:  FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2001
         (unaudited) and December 31, 2000                                    3

         Consolidated Statements of Operations
         (unaudited) for the three months and six months
         ended June 30, 2001 and 2000.                                        4

         Consolidated Statement of Shareholders' Equity
         for the (unaudited) six months ended June 30, 2001
         and as of December 31, 2000                                          5

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2001 and 2000                      6

         Notes to Consolidated Financial Statements (unaudited)               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          23

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   24

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 26

ITEM 5.  OTHER INFORMATION                                                   26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    26

SIGNATURES                                                                   29

ITEM 1.  FINANCIAL STATEMENTS

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     JUNE 30,      DECEMBER 31,
                                                       2001            2000
                                                   (UNAUDITED)
                                                   -----------     ------------
ASSETS
CURRENT ASSETS:
  Cash                                              $ 74,272         $ 23,523
  Restricted cash                                         --              149
  Due from charterers                                  7,944            9,601
  Prepaid expenses and other current assets            5,266            4,657
                                                    --------         --------
    Total current assets                              87,482           37,930
                                                    --------         --------

NONCURRENT ASSETS:
  Vessels, net of accumulated depreciation
   of $72,738 and $59,884, respectively              558,350          392,230
  Other fixed assets, net                                969              974
  Deferred drydock costs                               7,960            5,416
  Deferred financing costs                             5,947            1,651
  Due from charterers                                    847              721
  Deposits on vessels held in escrow                  55,649               --
  Goodwill                                             6,007               --
  Other assets                                           856               --
                                                    --------         --------
    Total noncurrent assets                          636,585          400,992
                                                    --------         --------

TOTAL ASSETS                                        $724,067         $438,922
                                                    --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $  9,384         $  6,701
  Accrued interest                                       576            2,129
  Current portion of long-term debt                   59,468           33,050
                                                    --------         --------
    Total current liabilities                         69,428           41,880
                                                    --------         --------

NONCURRENT LIABILITIES:
  Deferred voyage revenue                              1,306            1,397
  Long-term debt                                     170,955          208,735
                                                    --------         --------
    Total noncurrent liabilities                     172,261          210,132
                                                    --------         --------

    Total liabilities                                241,689          252,012
                                                    --------         --------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value per share
    Authorized 75,000,000; Issued and outstanding
    36,999,780 and 21,432,056 shares at June 30,
    2001 and December 31, 2000, respectively             370              215
  Paid-in capital                                    421,343          157,584
  Retained earnings                                   60,665           29,111
  Accumulated other comprehensive income                  --               --
                                                    --------         --------
    Total shareholders' equity                       482,378          186,910
                                                    --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $724,067         $438,922
                                                    --------         --------

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                          ENDED JUNE 30,             ENDED JUNE 30,
                                                      ----------------------      --------------------
                                                        2001          2000          2001        2000
                                                      --------      --------      --------    --------
VOYAGE REVENUES:
  Voyage revenues                                     $ 40,837      $ 25,523      $ 88,879      $ 48,289

OPERATING EXPENSES:
  Voyage expenses                                        8,367         5,167        15,371         9,950
  Direct vessel expenses                                 7,106         4,954        13,915        10,080
  General and administrative                             1,736         1,157         3,135         2,221
  Depreciation and amortization                          7,507         5,622        14,388        11,012
                                                      --------      --------      --------      --------
    Total operating expenses                            24,716        16,900        46,809        33,263
                                                      --------      --------      --------      --------
OPERATING INCOME                                        16,121         8,623        42,070        15,026
                                                      --------      --------      --------      --------

OTHER EXPENSE:
  Interest expense-net                                  (3,318)       (4,416)       (7,510)       (8,807)
  Other-net                                             (1,822)            0        (1,822)            0
                                                      --------      --------      --------      --------
    Net other expense                                   (5,140)       (4,416)       (9,332)       (8,807)
                                                      --------      --------      --------      --------

Income before extraordinary expense                     10,981         4,207        32,738         6,219

Extraordinary expense                                   (1,184)            0        (1,184)            0
                                                      --------      --------      --------      --------
Net income                                            $  9,797      $  4,207      $ 31,554      $  6,219
                                                      ========      ========      ========      ========

Basic and diluted earnings per common share:
  Income before extraordinary expense                 $   0.45      $   0.22      $   1.42      $   0.36
  Net income                                          $   0.40      $   0.22      $   1.37      $   0.36

Weighted average shares outstanding                 24,532,441    18,803,847    23,000,758    17,259,679


See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR
              THE (UNAUDITED) SIX MONTHS ENDED JUNE 30, 2001 AND AS
                              OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                    Accumulated
                                                                                       Other          Comprehensive
                                           Common      Paid-in     Retained        Comprehensive          Income
                                            Stock      Capital     Earnings            Loss               (Loss)          Total
                                          --------    ---------    ---------       -------------      --------------     --------
Balance as of December 31, 2000           $    215    $ 157,584    $  29,111          $     0             $      0     $186,910

Comprehensive income:
  Net income                                                          31,554                0               31,554       31,554

  Cumulative effect of change in
    Accounting principle (SFAS 133)                                                      (662)                (662)        (662)

  Realized loss on termination of swaps                                                   662                  662          662
                                                                                                          --------
Comprehensive income                                                                                      $ 31,554
                                                                                                          ========

Sale of common stock                            80      127,970                                                         128,050

Common stock issued to acquire assets           75      135,789                                                         135,864
                                          --------    ---------    ---------          -------                          --------
Balance at June 30, 2001 (unaudited)      $    370    $ 421,343    $  60,665          $     0                          $482,378
                                          --------    ---------    ---------          -------                          --------


See notes to consolidated financial statements

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                       ---------------------
                                                                          2001        2000
                                                                       ---------    --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                           $  31,554    $  6,219
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Extraordinary expense                                                  1,184           0
    Depreciation and amortization                                         14,388      11,012
    Noncash interest expense contributed to capital                            0         250
    Changes in assets and liabilities:
    Decrease (increase) in due from charterers                             3,403        (161)
    Decrease (increase) in prepaid expenses and other assets                 450      (1,425)
    Decrease in accounts payable and accrued expenses                       (597)     (2,051)
    (Decrease) increase in deferred voyage revenue                           (91)      2,983
    Deferred drydock costs incurred                                       (3,583)     (1,047)
                                                                       ---------    --------
Net cash provided by operating activities                                 46,708      15,780
                                                                       ---------    --------

CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchase of vessels                                                    (31,210)    (57,000)
  Cash paid on deposit of vessels                                        (24,279)     (8,633)
  Purchase of other fixed assets                                             (73)        (76)
  Additions to vessels                                                         0        (179)
  Acquisition of business net of cash received                            (5,392)          0
                                                                       ---------    --------
Net cash used by investing activities                                    (60,954)    (65,888)
                                                                       ---------    --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Long-term debt borrowings                                              230,423      51,238
  Principal payments on long-term debt                                  (287,649)     (7,900)
  Payments for debt issue costs                                           (5,978)       (774)
  Proceeds from issuance of common stock                                 128,050           0
  Capital contributions from shareholders                                      0      15,500
  Decrease in restricted cash                                                149       1,145
  Change in loan with shareholder                                              0         254
                                                                       ---------    --------
Net cash provided by financing activities                                 64,995      59,463
                                                                       ---------    --------

Net increase in cash                                                      50,749       9,355
Cash, beginning of year                                                   23,523       6,842
                                                                       ---------    --------
Cash, end of period                                                    $  74,272    $ 16,197
                                                                       =========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $   9,881    $  9,196
                                                                       =========    ========

Supplemental schedule of noncash financing activities:
  Note payable and interest payable to shareholder
  Contributed to capital                                               $       0    $ 15,250
                                                                       ---------    --------


See notes to consolidated financial statements.

                          GENERAL MARITIME CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - General Maritime Corporation (the "Company") is a provider of international transportation services of seaborne crude oil within the Atlantic Basin. The Company's fleet is comprised of both Aframax and Suezmax tankers. Most of the Company's vessels are currently operating in the Atlantic Basin, which consists primarily of ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

The Company's vessels are primarily available for charter on a voyage or time basis. Under a voyage charter, the operator of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating and specified voyage costs are for the owner's account. A single voyage charter is often referred to as a "spot market" charter. Vessels in the spot market may also spend time idle as they await a charter.

A time charter involves the placing of a vessel at the charterer's disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.

Voyage and time charters are available for varying periods, ranging from a single trip to a long-term arrangement, to commercial firms (such as oil companies) and governmental agencies (both foreign and domestic) on a worldwide basis. In general, vessels operating on time charter contracts can yield lower profit margins than vessels operating in the spot market but provide predictable cash flows and stable voyage revenues in the event of a decline in tanker rates. Vessels operating in the spot market generate revenues that are less predictable but may enable the company to capture increased profit margins during improvements in tanker rates. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand and many other factors beyond the control of the Company.

RECAPITALIZATION PLAN - Prior to the Company's recapitalization, which was completed as to 14 of the Company's vessels on June 12, 2001 and is described below, these 14 vessels were owned directly or indirectly by various limited partnerships. The managing general partners of the limited partnerships were various companies wholly owned by Peter C. Georgiopoulos, Chairman and Chief Executive Officer of the Company. The commercial operations for all of these vessels were conducted by the old General Maritime Corporation, a Subchapter S Corporation also wholly owned by Peter C. Georgiopoulos.

As part of the Company's recapitalization, Peter C. Georgiopoulos transferred the equity interests in the old General Maritime Corporation to the Company along with the general partnership interests in the vessel owning limited partnerships in exchange for equity interests in the Company.

In addition, each vessel owner entered into an agreement with the Company with respect to the recapitalization. Pursuant to these agreements, the vessel owners delivered the entire equity interest in each vessel to the Company. In exchange, the Company issued to each vessel owner shares of common stock of the Company.

Accordingly, the financial statements have been prepared as if the recapitalization had occurred at February 1, 1997, representing the commencement of operations of the old General Maritime Corporation. It is accounted for in a manner similar to a pooling of interests as all of the equity interests delivered in the recapitalization are under common control. The financial information included herein does not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity and cash flows of the Company as if the Company operated as a legal consolidated entity for the periods presented.

For the purposes of determining the number of shares outstanding with respect to the accompanying financial statements, the Company used the initial public offering price of $18.00 per share. Under the terms of the Recapitalization Plan there are certain provisions, which may require a post-closing reallocation of issued shares between the respective limited partners. This potential post-closing reallocation is not expected to result in a material change to the outstanding shares in any of the periods presented.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2000 consolidated financial statements of General Maritime Corporation contained in the Registration Statement on Form S-1 filed on November 13, 2000, as amended for additional information. Certain reclassifications have been made for consistent presentation.

BUSINESS GEOGRAPHICS - Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, primarily the Atlantic Basin, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS - Voyage revenues, voyage expenses and direct vessel expenses relating to voyage or spot market charters are recognized on a pro rata basis based on the relative transit time in each period. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is recognized in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise. Demurrage income was not material in any of the periods presented.

TIME CHARTERS - Revenue from time charters are recognized on a straight-line basis over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.

RESTRICTED CASH - Certain of the Company's subsidiaries are required to make monthly transfers into separate bank accounts to be used to pay interest and principal on their senior and junior loan facilities.

INCOME TAXES - As noted in the description of the recapitalization plan in Note 1, the Company was comprised of various limited partnerships, which owned the respective vessels, and the old General Maritime Corporation, which was a Subchapter S Corporation. As a result, no provision for federal income tax for prior years is included in the financial statements of the Company. The various limited partnerships were generally treated as partnerships for US federal income tax purposes and, accordingly, pursuant to section 701 of the Internal Revenue Code were not subject to federal income taxes. The Subchapter S Corporation was also not subject to federal income taxes: however, it was subject to various state and local taxes which were not material for any of the periods presented.

The Company is a Marshall Islands corporation. Pursuant to various tax treaties and pursuant to the U.S. Internal Revenue Code, the Company does not believe its operations prospectively will be subject to income taxes in the United States.

DEFERRED REVENUE - Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income in the appropriate future periods.

COMPREHENSIVE INCOME--Comprehensive income is comprised of net income less charges related to the adoption of SFAS No. 133.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE - Basic earnings/(loss) per share are computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the year. Diluted income/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.. Options to purchase common stock have been excluded form the calculation of earnings per share because the application of the treasury stock method would make their inclusion antidilutive.

INTEREST RATE RISK MANAGEMENT - The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the six months ended June 30, 2001 and 2000 included pay-fixed swaps. As of June 30, 2001, the Company is not party to any derivative financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS - Effective January 1, 2001, the Company adopted Statement of Financial Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position. The Company recognized a charge to OCI of $662 as a result of cumulative effect in accounting change in relation to the adoption of SFAS No. 133. During June 2001, the Company terminated its interest rate swap agreements, which resulted in the reversal of the entire OCI balance. Pursuant to the termination of these interest rate swap agreements, the Company made an aggregate cash payment of approximately $1,822 to counterparties. This amount is included in the statement of operations as a component of other expense. As of June 30, 2001, the Company is not party to any derivative financial instruments.

During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statmenet further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requires additional disclosures for business combinations.

SFAS No. 142 requires that goodwill and certain intangible assets acquired after June 30, 2001 no longer be subject to amortization over their estimated useful lives. Beginning on January 1, 2002, amortization of all other goodwill and certain intangible assets will no longer be permitted and the Company will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill and certain intangible assets for impairment. Transition-related impairment losses, if any, which result from the initial assessment of goodwill and certain intangible assets would be recognized by the Company as a cumulative effect of accounting change on January 1, 2002. The Company is currently evaluating the impact of the adoption of this standard on its financial position and results of operations.

2. ACQUISITIONS

As part of the Company's recapitalization, the Company acquired Universal Overseas Tankers, Ltd. ("UOT"), a Greek company providing technical management services exclusively to the Company, for $6,032, subject to adjustment. The purchase price was comprised of cash of $5,429 and note payable to sellers of $603. The Company recorded goodwill of $6,007, which reflected the excess of purchase price over fair value of net assets acquired. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of acquisition. Pro forma net assets and results of operations of this acquisition had the acquisition occurred at the beginning of 2001 are not material and accordingly, have not been provided. Results of UOT's operations for the period from January 1, 2001 through June 12, 2001 are not significant to the Company's operations for the six months ended June 30, 2001.

Prior to the acquisition, the Company paid management fees to UOT of $533 and $171 for the six-month periods ended June 30, 2001 and 2000, respectively.

On June 15, 2001, in accordance with the Company's recapitalization, the Company purchased five vessels for an aggregate purchase price of approximately $147,600 and also purchased certain other assets. Consideration in this transaction consisted of approximately 5,805,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, and the assumption of indebtedness. The shares of common stock were issued at the initial public offering price of $18.00 per share. These shares are subject to adjustment as described in the various acquisition agreements associated with these vessels.

On June 15, 2001, the Company made payments aggregating $27,400 of cash and placed 1,742,770 shares of common stock, subject to post closing adjustment, valued at $31,370 in escrow as a deposit on 10 vessels. The Company took delivery of one of these vessels at a cost of $31,210 on June 27, 2001.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                       JUNE 30,              December 31,
                                                         2001                    2000
                                                     (UNAUDITED)
                                                     -----------             ------------
Accounts payable                                       $  6,476                 $  2,367
Accrued expenses                                          2,328                    1,334
Accrued time charter termination costs                      580                    3,000
                                                       --------                 --------
Total                                                  $  9,384                 $  6,701
                                                       --------                 --------

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                       JUNE 30,              December 31,
                                                         2001                    2000
                                                     (UNAUDITED)
                                                     -----------             ------------
Senior loans                                           $      0                 $223,437
Junior loans                                                  0                   18,348
Term loans                                              213,468                        0
Reolving credit facilities                               16,955                        0
                                                       --------                 --------
                                                        230,423                  241,785
Less current portion                                     59,468                   33,050
                                                       --------                 --------
Long-term debt                                         $170,955                 $208,735
                                                       --------                 --------

At the time of the Company's recapitalization, the Company's subsidiaries were party to 12 loan facilities with aggregate outstanding principal balances of approximately $217,850. Interest rates under these loan facilities were adjusted quarterly and ranged from 1.125% to 3.0% above the London Interbank Offered Rate ("LIBOR").

Interest rates for the six months ended June 30, 2001 ranged from 6.0% to 8.8% and from 7.9% to 10.0% under the senior and junior loan facilities, respectively. Interest rates during the six months ended June 30, 2000 ranged from 7.2% to 8.6% and 9.1% to 9.3% under the senior and junior loan facilities, respectively.

On June 15, 2001, all 12 loan facilities were fully repaid, $70,100 from the proceeds of the Company's Initial Public Offering and the remainder with borrowings made a new credit facility (the "First Credit Facility"). The Company wrote off the unamortized deferred loan costs aggregating $1,184 associated with those facilities as an extraordinary expense.

The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility maturity date is June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of June 30, 2001, the Company had $200,000 outstanding on the term loan and $11,100 outstanding on the revolving loan. The Company's obligations under the First Credit Facility are secured by 20 vessels, of which 19 were owned by the Company as of June 30, 2001 and one of which was acquired on July 2, 2001 with an aggregate carrying value at June 30, 2001 of approximately $536,000.

On June 27, 2001, the Company entered into an additional credit facility (the "Second Credit Facility") consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of June 30, 2001, the Company had $13,468 outstanding on the term loan and $5,855 outstanding on the revolving loan. The Company's obligations under the Second Credit facility agreements are secured by one vessel owned as of

June 30, 2001 with a carrying value of approximately $31,210, six vessels the Company acquired since June 30, 2001 and two vessels which the Company has agreements to acquire.

Interest expense under all of the Company's credit facilities was $3,777 and $4,643 for the three months ended June 30 2001 and 2000, respectively, for the six months ended June 30, 2001 and 2000, interest expense was $8,328 and $9,146, respectively.

The terms and conditions of the First and Second Credit Facilities require compliance with certain restrictive covenants, which the Company feels are consistent with loan facilities incurred by other shipping companies. Under the credit facilities, the Company is required to maintain certain ratios such as: vessel market value to loan outstanding, EBITDA to net interest expense and to maintain minimum levels of working capital.

Based on borrowings as of June 30, 2001 aggregate maturities without any mandatory prepayments, under the First Credit Facility and Second Credit Facility are the following:

                                                      First Credit          Second credit
                                                        Facility              Facility              Total
                                                      ------------          -------------         ---------
YEAR ENDING DECEMBER 31,
     2001 (July 1, 2001 - December 31, 2001)            $ 23,000              $13,468              $ 36,468
     2002                                                 46,000                    0                46,000
     2003                                                 41,000                    0                41,000
     2004                                                 36,000                    0                36,000
     2005                                                 36,000                    0                36,000
     2006                                                 29,100                5,855                34,955
                                                        --------              -------              --------
                                                        $211,100              $19,323              $230,423
                                                        --------              -------              --------

The Company had entered into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The Company had outstanding ten interest rate swap agreements with foreign banks at December 31, 2000. These agreements effectively fixed the Company's interest rate exposure on its senior and junior loan facilities, which are based on LIBOR to fixed rates ranging from 6.2% to 7.0%. The differential to be paid or received was recognized as an adjustment to interest expense as incurred.

In June 2001, the Company terminated all of its interest rate swap agreements pursuant to the repayment of the loan facilities which these interest rate swap agreements hedged by paying the counterparties an aggregate amount of $1,822. This termination has been recorded in the statement of operations as other expense.

      Interest expense pertaining to interest rate swaps for the six months ended June 30, 2001 and 2000 was $303 and $16, respectively.

5. COMMITMENTS AND CONTINGENCIES

The Company had contracts outstanding with Universe Tankships (Delaware) Inc. and Universe Tankships (Bermuda) Inc. for technical management of its vessels. The remaining commitments under the contracts were approximately $137 and $137, respectively at June 30. 2001.

General Maritime Corporation and certain subsidiaries are defendants in various actions arising from shipping operations. It is the Company's policy to accrue for amounts related to legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, the Company's management believes that the outcome of any claim which is pending or threatened, either individually or as a combined basis, will not have a material adverse effect on the consolidated financial condition of the Company.

6. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis. For the six months ended June 30, 2001, the Company expensed $330 for occupancy fees, of which $306 represents unpaid occupancy fees and is included in accrued expenses at June 30, 2001.

7. STOCK OPTION PLAN

On June 10, 2001, the Company adopted the General Maritime Corporation 2001 Stock Incentive Plan. Under this plan the Company's compensation committee, another designated committee of the board of directors or the board of directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company's success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan is 2,900,000 shares. As of June 30, 2001, the Company granted incentive stock options and nonqualified stock options to purchase 860,000 shares of common stock at an exercise price of $18 per share under the provisions of the 2001 Stock Incentive Plan. These options expire in 10 years. Options to purchase 110,000 shares of common stock vested immediately on June 12, 2001, the date of the grant. 25% of the remaining 750,000 options will vest on each of the first four anniversaries of the grant date. All options granted under this plan will vest upon a change of control, as defined. These options will be incentive stock options to the extent allowable under the Internal Revenue Code.

The Company follows the provisions of APB 25 to account for its stock option plan. The fair value of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years, volatility of 55%, risk free interest rate of 5.5%, and no dividend yield. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.43 per share.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company's net income and net income per share for the three and six month periods ended June 30, 2001, would have been stated at the pro forma amounts indicated below:

                                                                   Three months
                                                                       ended          Six months ended
                                                                   June 30, 2001        June 30, 2001
                                                                   -------------      ----------------
Net income:
As reported                                                            $9,797             $31,554
Pro forma                                                               8,733              30,490

     Basic and diluted earnings per share (as reported):
     Income before extraordinary loss                                   $0.45               $1.42
     Net income                                                         $0.40               $1.37

     Basic and diluted earnings per share (pro forma):
     Income before extraordinary loss                                   $0.40               $1.38
     Net income                                                         $0.36               $1.33

8.    SUBSEQUENT EVENTS

      Subsequent to June 30, 2001, the Company took delivery of seven Aframax tankers for an aggregate purchase price of approximately $195,596. Payment for these vessels consisted of the release of cash in escrow deposits aggregating $18,435 and the release of common shares, subject to post closing adjustment, valued at $31,370 as well as additional cash payments of $36,226 and from borrowings under the Company's Second Credit Facility of $109,495.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management's current expectations and observations. Included among the factors that, in the Company's view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: changes in demand in the tanker market, including, without limitation, changes in production of or demand for oil and petroleum products, generally or in particular regions, greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the typical seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; changes in general domestic and international political conditions; changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); and other factors listed from time to time in its filings with the Securities and Exchange Commission, including, without limitation, its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 13, 2000, as amended. The closings of the vessel acquisitions scheduled to occur prior to September 2001 are subject to the terms and conditions of the related acquisition agreement, forms of which were filed as an exhibit to the Company's Registration Statement on Form S-1.

The following is a discussion of the Company's financial condition and results of operations for the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001 and 2000. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

RESULTS OF OPERATIONS

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                   --------------------------    --------------------------
                                                      2001           2000            2001           2000
                                                   -----------    -----------    -----------    -----------
INCOME STATEMENT DATA
  (Dollars in thousands, except per share data)
VOYAGE REVENUES
  Voyage revenues                                  $    40,837    $    25,523    $    88,879    $    48,289
OPERATING EXPENSES
  Voyage expenses                                        8,367          5,167         15,371          9,950
  Direct vessel expenses                                 7,106          4,954         13,915         10,080
  General and administrative expenses                    1,736          1,157          3,135          2,221
  Depreciation and amortization                          7,507          5,622         14,388         11,012
                                                   -----------    -----------    -----------    -----------
    Total operating expenses                            24,716         16,900         46,809         33,263
                                                   -----------    -----------    -----------    -----------
    Operating income                                    16,121          8,623         42,070         15,026
                                                   -----------    -----------    -----------    -----------
  Net interest expense                                   3,318          4,416          7,510          8,807
  Other expense                                          1,822             --          1,822             --
    Income before extraordinary expense                 10,981          4,207         32,738          6,219
  Extraordinary expense                                  1,184             --          1,184             --
                                                   -----------    -----------    -----------    -----------
NET INCOME                                         $     9,797    $     4,207    $    31,554    $     6,219
                                                   ===========    ===========    ===========    ===========
  Basic and diluted earnings per share:
    Income before extraordinary expense            $      0.45    $      0.22    $      1.42    $      0.36
    Extraordinary expense                          $     (0.05)   $        --    $     (0.05)   $        --
                                                   -----------    -----------    -----------    -----------
    Net income                                     $      0.40    $      0.22    $      1.37    $      0.36
                                                   ===========    ===========    ===========    ===========
  Weighted average shares outstanding               24,532,441     18,803,847     23,000,758     17,259,679


                                                    JUNE 30,      DECEMBER 31,
                                                      2001            2000
                                                   -----------    ------------
BALANCE SHEET DATA at end of period
  (Dollars in thousands)
  Cash                                             $    74,272    $    23,523
  Total assets                                         724,067        438,922
  Total long-term debt                                 230,423        241,785
  Weighted average long-term debt                      226,591        233,010
  Shareholders' equity                                 482,378        186,910

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                   --------------------------    --------------------------
                                                      2001           2000            2001           2000
                                                   -----------    -----------    -----------    -----------
OTHER FINANCIAL DATA
  (Dollars in thousands)
  Adjusted EBITDA (1)                              $    23,628    $    14,245    $    56,458    $    26,038
  Net cash provided by operating activities             19,654          9,351         46,708         15,780
  Net cash used in investing activities                (60,939)       (65,689)       (60,954)       (65,888)
  Net cash provided by financing activities             83,976         64,027         64,995         59,463
  Capital expenditures
    Vessel purchases, including deposits              (55,489)        (65,633)       (55,489)       (65,633)
    Drydocking                                         (3,415)           (817)        (3,582)        (1,047)

(1) Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses. Adjusted EBITDA is included because it is used by certain investors to measure a company's financial performance. Adjusted EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income or any other indicator of the Company's performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies.

For discussion and analysis purposes only, the Company evaluates performance using net voyage revenues. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of commissions and port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter. The Company believes that presenting voyage revenues, net of voyage expenses, neutralizes the variability created by unique costs associated with particular voyages or the deployment of vessels on time charter or on the spot market and presents a more accurate representation of the revenues generated by our vessels.

Margin analysis for the indicated items as a percentage of net voyage revenues for three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000 is set forth in the table below.

                        INCOME STATEMENT MARGIN ANALYSIS
                           (% of Net Voyage Revenues)

                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                  JUNE 30,                                JUNE 30,
                                        --------------------------               ------------------------
                                        2001                  2000               2001                2000
                                        ----                  ----               ----                ----
Net voyage revenues (1)                  100%                  100%               100%                100%
Operating expenses
Direct vessel expenses                  21.9%                 24.3%              18.9%               26.3%
General and administrative expenses      5.3%                  5.7%               4.3%                5.8%
Depreciation and amortization           23.1%                 27.6%              19.6%               28.7%
                                        ----                  ----               ----                ----
Total operating expenses                50.3%                 57.6%              42.8%               60.8%
                                        ----                  ----               ----                ----
Operating income                        49.7%                 42.4%              57.2%               39.2%
Net interest expense                    10.2%                 21.7%              10.2%               23.0%
Other expense                            5.6%                  0.0%               2.5%                0.0%
Income before extraordinary expense     33.8%                 20.7%              44.5%               16.2%
Extraordinary expense                    3.6%                  0.0%               1.6%                0.0%
                                        ----                  ----               ----                ----
Net income                              30.2%                 20.7%              42.9%               16.2%
                                        ====                  ====               ====                ====

Adjusted EBITDA (2)                     72.8%                 70.0%              76.8%               67.9%

(1) Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of commissions and port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

(2) Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses. Adjusted EBITDA is included because it is used by certain investors to measure a company's financial performance. Adjusted EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income or any other indicator of the Company's performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies.

Corporate income and expenses, which include general and administrative, depreciation and net interest expenses, that are not directly attributable to a vessel are allocated to vessels on a pro rata basis.

"Same Fleet" data consists of financial and operational data only from those vessels that were part of the Company's fleet for both complete periods under comparison. Management believes that this presentation facilitates a more accurate analysis of operational and financial performance between periods. Same Fleet data is provided for comparison of the periods for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000. The vessels which comprise the Same Fleet for periods not directly compared are not necessarily the same, as a result, comparison of Same Fleet data provided for periods which are not directly compared in the table below will not yield meaningful results.

                               SAME FLEET ANALYSIS

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,                  JUNE 30,
                                      -------------------       -------------------
                                       2001         2000         2001         2000
                                      ------       ------       ------       ------
INCOME STATEMENT DATA
(dollars in thousands)
Net voyage revenues                   25,001       19,629       55,064       37,612
Direct vessel expenses                 5,259        4,790       10,400        9,915

INCOME STATEMENT MARGIN ANALYSIS
(% of net voyage revenues)
Direct vessel expenses                  21.0%        24.4%        18.9%        26.4%
Adjusted EBITDA                         74.2%        70.2%        76.9%        68.0%

OTHER FINANCIAL DATA
(dollars in thousands)
Adjusted EBITDA                       18,549       13,779       42,364       25,572

FLEET DATA
Weighted average number of vessels      11.0         11.0         11.0         11.0
Total calendar days for fleet          1,001        1,001        1,991        2,002
Total voyage days for fleet              930          969        1,909        1,970
Total time charter days for fleet        386          473          891          967
Total spot market days for fleet         544          496        1,018        1,003
Capacity utilization                    92.9%        96.8%        95.9%        98.4%

AVERAGE DAILY RESULTS
TCE                                   26,883       20,257       28,850       19,100
Direct vessel expenses                 5,250        4,800        5,200        4,950
Adjusted EBITDA                       18,550       13,750       21,300       12,750

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

VOYAGE REVENUES - Voyage revenues increased by approximately $15.3 million, or 60.0%, to approximately $40.8 million for the three months ended June 30, 2001 compared to approximately $25.5 million for the three months ended June 30, 2000. This increase is primarily due to changes in tanker rates, the increase in the number of vessels in our fleet and the mix of deployment of our vessels operating on time charter contracts or in the spot market.

VOYAGE EXPENSES - Voyage expenses increased approximately $3.2 million, or 61.9%, to approximately $8.4 million for the three months ended June 30, 2001 compared to approximately $5.2 million for the three months ended June 30, 2000. This increase is primarily due to the increase in the number of vessel of our fleet as well as the mix of deployment of our vessel operating on time charter contracts or in the spot market.

NET VOYAGE REVENUES - Net voyage revenues increased by approximately $12.1 million, or 59.5%, to approximately $32.5 million for the three months ended June 30, 2001 compared to approximately $20.4 million for the three months ended June 30, 2000. This increase is primarily due to changes in tanker rates and the overall growth of the fleet. The total increase in our net voyage revenues of approximately $12.1 million resulted from an increase of approximately $5.4 million in our Same Fleet revenues, approximately $0.9 million from vessels that were part of the fleet during a portion of the three months ended June 30, 2000 and as a result are not considered Same Fleet, and approximately $5.8 million from our acquisition of seven vessels subsequent to June 30, 2000. We acquired the GENMAR SPARTIATE in July 2000, the GENMAR ALEXANDRA, GENMAR HECTOR, GENMAR PERICLES, KENTUCKY, WEST VIRGINIA AND GENMAR SPIRIT in June 2001. The average size of our fleet as a weighted average number of vessels increased 41.3% to
16.6 vessels for the three months ended June 30, 2001 compared to 11.7 vessels for the three months ended June 30, 2000. Net voyage revenues are voyage revenues minus voyage expenses.

On an Overall Fleet Basis:

      o Average daily time charter equivalent rate per vessel increased by approximately $6,600, or 32.4%, to approximately $27,000 for the three months ended June 30, 2001 ($25,200 Aframax, $31,650 Suezmax) compared to approximately $20,400 for the three months ended June 30, 2000 ($19,900 Aframax, $22,700 Suezmax). The rates for the three months ended June 30, 2001 were lower than those for the three months ended March 31, 2001 and have remained lower since June 30, 2001, reflecting a softening of the tanker market in which the Company competes.

      o Approximately $9.2 million, or 28.3%, of net voyage revenue was generated by time charter contracts ($9.2 million Aframax, $0.0 Suezmax) and approximately $23.3 million, or 71.7%, was generated in the spot market ($12.4 million Aframax, $10.9 million Suezmax) for the three months ended June 30, 2001, compared to approximately $7.5 million, or 37.0%, of our net voyage revenue generated by time charter contracts ($5.4 million Aframax, $2.1 million Suezmax), and approximately $12.8 million, or 63.0%, generated in the spot market ($10.9 million Aframax, $1.9 million Suezmax) for the three months ended June 30, 2000.

      o Vessels operated an aggregate of 396 days, or 33.0%, on time charter contracts (396 days Aframax, 0 days Suezmax) and 805 days or 67.0%, in the spot market (460 days Aframax, 345 days Suezmax) for the three months ended June 30, 2001, compared to 473 days, or 47.3%, on time charter contracts (364 days Aframax, 109 days Suezmax) and 526 days, or 52.7%, in the spot market (455 days Aframax, 71 days Suezmax) for the three months ended June 30, 2000.

      o Average daily time charter rates were approximately $23,200 for the three months ended June 30, 2001 ($23,200 Aframax, Suezmax vessels did not operate on time charters during this period) compared to average daily time charter rates of approximately $15,950 for the three months ended June 30, 2000 ($14,850 Aframax, $19,600 Suezmax). This increase is due to the expiration of some time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

      o Average daily spot rates were approximately $28,900 for the three months ended June 30, 2001 ($26,850 Aframax, $31,650 Suezmax), compared to average daily spot rates of approximately $24,400 for the three months ended June 30, 2000 ($23,950 Aframax, $27,500 Suezmax). This increase is the result of an overall improvement in tanker rates for the three months ended June 30, 2001 compared to the tanker market for the three months ended June 30, 2000.

Of the Company's net voyage revenues for the three months ended June 30, 2001, of approximately $32.5 million, approximately $25.0 million was attributable to its Same Fleet. Same Fleet for the three months ending June 30, 2001 and 2000 consisted of 11 vessels, nine Aframax vessels and two Suezmax vessels. Same Fleet net voyage revenues increased by approximately $5.4 million, or 27.4%, to approximately $25.0 million for the three months ended June 30, 2001 compared to approximately $19.6 million for the three months ended June 30, 2000. This increase is attributable to changes in spot and time charter tanker rates for the three months ended June 30, 2001 compared to those for the three months ended June 30, 2000.

On a Same Fleet Basis:

      o Average daily time charter equivalent rate per vessel increased by approximately $6,650, or 32.7%, to approximately $26,900 for the three months ended June 30, 2001 ($25,600 Aframax, $33,550 Suezmax) compared to approximately $20,250 for the three months ended June 30, 2000 ($19,850 Aframax, $22,400 Suezmax).

      o Approximately $8.9 million, or 35.5%, of net voyage revenue was generated by time charter contracts ($8.9 million Aframax, $0.0 Suezmax) and approximately $16.1 million, or 64.5%, was generated in the spot market ($11.2 million Aframax, $5.0 million Suezmax) for the three months ended June 30, 2001, compared to approximately $7.5 million, or 38.4%, of our net voyage revenue generated by time charter contracts ($5.4 million Aframax, $2.1 million Suezmax), and approximately $12.1 million, or 61.6%, generated in the spot market ($10.9 million Aframax, $1.2 million Suezmax) for the three months ended June 30, 2000.

      o Vessels operated an aggregate of 386 days, or 41.5%, on time charter contracts (386 days Aframax, 0 days Suezmax) and 544 days or 58.5%, in the spot market (396 days Aframax, 148 days Suezmax) for the three months ended June 30, 2001, compared to 473 days, or 48.8%, on time charter contracts (364 days Aframax, 109 days Suezmax) and 496 days, or 51.2%, in the spot market (455 days Aframax, 41 days Suezmax) for the three months ended June 30, 2000.

      o Average daily time charter rates were approximately $23,000 for the three months ended June 30, 2001 ($23,000 Aframax, Suezmax vessels did not operate on time charters during this period) compared to average daily time charter rates of approximately $15,950 for the three months ended June 30, 2000 ($14,850 Aframax, $19,600 Suezmax). This increase is due to the expiration of some time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

      o Average daily spot rates were approximately $29,650 for the three months ended June 30, 2001 ($28,150 Aframax, $33,550 Suezmax), compared to average daily spot rates of approximately $24,400 for the three months ended June 30, 2000 ($23,900 Aframax, $29,800 Suezmax). This increase is the result of an overall improvement in tanker rates for the three months ended June 30, 2001 compared to the tanker market for the three months ended June 30, 2000.

DIRECT VESSEL EXPENSES - Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by approximately $2.1 million, or 43.4% to approximately $7.1 million for the three months ended June 30, 2001 compared to approximately $5.0 million for the three months ended June 30, 2000. This increase is primarily due to the growth of the fleet including providing newly acquired vessels with initial provisions and stores. On a daily basis, direct vessel expenses per vessel per day increased by approximately $500 to approximately $5,250 for the three months ended June 30, 2001 ($4,900 Aframax, $5,850 Suezmax) compared to approximately $4,750 for the three months ended June 30, 2000 ($4,400 Aframax, $6,100 Suezmax). Same Fleet direct vessel expenses increased $0.5 million, or 9.4%, to approximately $5.3 million for the three months ended June 30, 2001 compared to $4.8 million the three months ended June 30, 2000. On a daily basis Same Fleet direct vessel expenses per vessel per day increased, approximately $450 to approximately $5,250 ($5,100 Aframax, $5,950 Suezmax) compared to approximately $4,800 ($4,400 Aframax, $6,450 Suezmax) for the three months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by approximately $0.5 million, or 50.0%, to approximately $1.7 million for the three months ended June 30, 2001 compared to approximately $1.2 million for the three months ended June 30, 2000. This increase is primarily due to an increase in payroll expenses reflecting the increase in the number of personnel in connection with the growth of the fleet for three months ended June 30, 2001 compared to the three months ended June 30, 2000. Daily general and administrative expenses increased approximately $200 or 18.2% to $1,300 for the three months ended June 30, 2001 compared to $1,100 for the three months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization, which includes depreciation of vessels as well as amortization of dry docking and special survey costs and loan fees, increased by approximately $1.9 million, or 33.5%, to $7.5 million for the three months ended June 30, 2001 compared to approximately $5.6 million for the three months ended June 30, 2000. This increase is primarily due to the growth of the fleet as well as an additional amortization of approximately $0.4 million in dry docking costs for the three months ended June 30, 2000 compared to the three months ended June 30, 2000.

NET INTEREST EXPENSE - net interest expense decreased by approximately $1.1 million, or 24.9%, to approximately $3.3 million for the three months ended June 30, 2001 compared to approximately $4.4 million for the three months ended June 30, 2000. This decrease is primarily the result of lower interest rates associated with the Company's variable interest rate debt.

OTHER EXPENSE - The Company incurred a non-recurring expense of approximately $1.8 million relating to the termination of interest rate swap agreements associated with certain prior loans during the three months ended June 30, 2001. No such expenses occurred during the three months ended June 30, 2000.

EXTRAORDINARY EXPENSE - The Company incurred an extraordinary expense of $1.2 million related to the write off of remaining CAPITALIZED loan costs associated with existing loans to the Company, which were refinanced during the three months ended June 30, 2001. No such expenses occurred during the three months ended June 30, 2000.

NET INCOME - Net income was approximately $9.8 million for the three months ended June 30, 2001 compared to a net income of approximately $4.2 million for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

VOYAGE REVENUES - Voyage revenues increased by approximately $40.6 million, or 84.1%, to approximately $88.9 million for the six months ended June 30, 2001 compared to approximately $48.3 million for the six months ended June 30, 2000. This increase is primarily due to changes in tanker rates, the increase in the number of vessels in our fleet and the mix of deployment of our vessels operating on time charter contracts or in the spot market.

VOYAGE EXPENSES - Voyage expenses increased approximately $5.4 million, or 54.5%, to approximately $15.4 million for the six months ended June 30, 2001 compared to approximately $10.0 million for the six months ended June 30, 2000. This increase is primarily due to the increase in the number of vessel of our fleet as well as the mix of deployment of our vessel operating on time charter contracts or in the spot market.

NET VOYAGE REVENUES - Net voyage revenues increased by approximately $35.2 million, or 91.7%, to approximately $73.5 million for the six months ended June 30, 2001 compared to approximately $38.3 million for the six months ended June 30, 2000. This increase is primarily due to changes in tanker rates and the overall growth of the fleet. The total increase in net voyage revenues of approximately $35.2 million resulted from an increase of approximately $17.5 million in Same Fleet revenues, approximately $3.9 million from vessels that were part of the fleet during a portion of the six months ended June 30, 2000 and as a result were not considered Same Fleet, and approximately $13.8 million from the acquisition of seven vessels subsequent to June 30, 2000. We acquired the GENMAR SPARTIATE in July 2000, the GENMAR ALEXANDRA, GENMAR HECTOR, GENMAR PERICLES, KENTUCKY, WEST VIRGINIA AND GENMAR SPIRIT in June 2001. The average size of the fleet as a weighted average number of vessels increased 41.3% to
16.6 vessels for the three months ended June 30, 2001 compared to 11.7 vessels for the three months ended June 30, 2000.

On an Overall Fleet Basis:

      o Average daily time charter equivalent rate per vessel increased by approximately $10,900, or 56.9%, to approximately $30,050 for the six months ended June 30, 2001 ($28,800 Aframax, $32,700 Suezmax) compared to approximately $19,150 for the six months ended June 30, 2000 ($18,450 Aframax, $22,350 Suezmax).

      o Approximately $23.4 million, or 31.8%, of net voyage revenue was generated by time charter contracts ($21.0 million Aframax, $2.4 Suezmax) and approximately $50.1 million, or 68.2%, was generated in the spot market ($26.8 million Aframax, $23.3 million Suezmax) for the six months ended June 30, 2001, compared to approximately $16.4 million, or 42.9%, of net voyage revenue generated by time charter contracts ($10.3 million Aframax, $6.1 million Suezmax), and approximately $21.9 million, or 57.1%, generated in the spot market ($19.9 million Aframax, $1.9 million Suezmax) for the six months ended June 30, 2000.

      o Vessels operated an aggregate of 901 days, or 36.8%, on time charter contracts (804 days Aframax, 97 days Suezmax) and 1,545 days or 63.2%, in the spot market (854 days Aframax, 691 days Suezmax) for the six months ended June 30, 2001, compared to 967 days, or 48.4%, on time charter contracts (676 days Aframax, 291 days Suezmax) and 1,033 days, or 51.6%, in the spot market (962 days Aframax, 71 days Suezmax) for the six months ended June 30, 2000.

      o Average daily time charter rates were approximately $25,950 for the six months ended June 30, 2001 ($26,100 Aframax, $24,850 Suezmax) compared to average daily time charter rates of approximately $17,000 for the six months ended June 30, 2000 ($15,250 Aframax, $21,150 Suezmax). This increase is due to the expiration of some time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

      o Average daily spot rates were approximately $32,450 for the six months ended June 30, 2001 ($31,350 Aframax, $33,800 Suezmax), compared to average daily spot rates of approximately $21,200 for the six months ended June 30, 2000 ($20,750 Aframax, $27,500 Suezmax). This increase is the result of an overall improvement in tanker rates for the six months ended June 30, 2001 compared to the tanker market for the six months ended June 30, 2000.

Of the Company's net voyage revenues of approximately $73.5 million, approximately $55.1 million was attributable to the Same Fleet. Our Same Fleet for the six months ending June 30, 2001 and 2000 consisted of 11 vessels, nine Aframax vessels and two Suezmax vessels. Same Fleet net voyage revenues increased by approximately $17.5 million, or 46.4%, to approximately $55.1 million for the six months ended June 30, 2001 compared to approximately $37.6 million for the six months ended June 30, 2000. This increase is attributable to changes in spot and time charter tanker rates for the six months ended June 30, 2001 compared to those for the six months ended June 30, 2000.

On a Same Fleet Basis:

      o Average daily time charter equivalent rate per vessel increased by approximately $9,750, or 51.0%, to approximately $28,850 for the six months ended June 30, 2001 ($29,200 Aframax, $27,150 Suezmax) compared to approximately $19,100 for the six months ended June 30, 2000 ($18,450 Aframax, $22,200 Suezmax).

      o Approximately $23.1 million, or 41.9%, of net voyage revenue was generated by time charter contracts ($20.7 million Aframax, $2.4 Suezmax) and approximately $32.0 million, or 58.1%, was generated in the spot market ($25.6 million

            Aframax, $6.4 million Suezmax) for the six months ended June 30, 2001, compared to approximately $16.4 million, or 43.7%, of net voyage revenue generated by time charter contracts ($10.3 million Aframax, $6.1 million Suezmax), and approximately $21.2 million, or 56.3%, generated in the spot market ($20.0 million Aframax, $1.2 million Suezmax) for the six months ended June 30, 2000.

      o Vessels operated an aggregate of 891 days, or 46.7%, on time charter contracts (794 days Aframax, 97 days Suezmax) and 1,018 days or 53.3%, in the spot market (790 days Aframax, 228 days Suezmax) for the six months ended June 30, 2001, compared to 967 days, or 49.1%, on time charter contracts (676 days Aframax, 291 days Suezmax) and 1,003 days, or 50.9%, in the spot market (962 days Aframax, 41 days Suezmax) for the six months ended June 30, 2000.

      o Average daily time charter rates were approximately $25,900 for the six months ended June 30, 2001 ($26,050 Aframax, $24,850 Suezmax) compared to average daily time charter rates of approximately $17,000 for the six months ended June 30, 2000 ($15,250 Aframax, $21,150 Suezmax). This increase is due to the expiration of some time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

      o Average daily spot rates were approximately $31,400 for the six months ended June 30, 2001 ($32,350 Aframax, $28,150 Suezmax), compared to average daily spot rates of approximately $31,100 for the six months ended June 30, 2000 ($27,000 Aframax, $29,800 Suezmax). This increase is the result of an overall improvement in tanker rates for the six months ended June 30, 2001 compared to the tanker market for the six months ended June 30, 2000.

DIRECT VESSEL EXPENSES - Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by approximately $3.8 million, or 38.0% to approximately $13.9 million for the six months ended June 30, 2001 compared to approximately $10.1 million for the six months ended June 30, 2000. This increase is primarily due to the growth of the fleet including providing newly acquired vessels with initial provisions and stores. On a daily basis, direct vessel expenses per vessel per day increased by approximately $350 to approximately $5,300 for the six months ended June 30, 2001 ($5,000 Aframax, $5,950 Suezmax) compared to approximately $4,950 for the six months ended June 30, 2000 ($4,650 Aframax, $6,100 Suezmax). Same Fleet direct vessel expenses increased $0.5 million, or 5.0%, to approximately $10.4 million for the six months ended June 30, 2001 compared to $9.9 million the six months ended June 30, 2000. On a daily basis Same Fleet direct vessel expenses per vessel per day increased approximately $250 to approximately $5,200 ($5,100 Aframax, $5,850 Suezmax) compared to approximately $4,950 ($4,650 Aframax, $6,300 Suezmax) for the three months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by approximately $0.9 million, or 41.2%, to approximately $3.1 million for the six months ended June 30, 2001 compared to approximately $2.2 million for the six months ended June 30, 2000. This increase is primarily due to an increase in payroll expenses reflecting the increase in the number of our personnel in connection with the growth of the fleet for six months ended June 30, 2001 compared to the three months ended June 30, 2000. Daily general and administrative expenses increased approximately $100 or 9.1% to $1,200 for the six months ended June 30, 2001 compared to $1,100 for the six months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization, which includes depreciation of vessels as well as amortization of dry docking and special survey costs and loan fees, increased by approximately $3.4 million, or 30.7%, to $14.4 million for the six months ended June 30, 2001 compared to approximately $11.0 million for the six months ended June 30, 2000.

NET INTEREST EXPENSE - Net interest expense decreased by approximately $1.3 million, or 14.7%, to approximately $7.5 million for the six months ended June 30, 2001 compared to approximately $8.8 million for the six months ended June 30, 2000. This decrease is primarily the result of lower interest rates associated with the Company's variable interest rate debt.

OTHER EXPENSE - The Company incurred a non-recurring expense of approximately $1.8 million relating to the termination of interest rate swap agreements associated with certain prior loans during the six months ended June 30, 2001. No such expenses occurred during the six months ended June 30, 2000.

EXTRAORDINARY EXPENSE - The Company incurred an extraordinary expense of $1.2 million related to the write off of remaining capitalized loan costs associated with existing loans to the Company, which were refinanced during the six months ended June 30, 2001. No such expenses occurred during the six months ended June 30, 2000.

NET INCOME - net income was approximately $31.6 million for the six months ended June 30, 2001 compared to a net income of approximately $6.2 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's formation, the principal source of funds has been equity financings, cash flows from operating activities and long-term borrowings. The principal use of funds has been capital expenditures to establish and grow the fleet, maintain the quality of vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and make principal repayments on outstanding loan facilities. The Company expects to rely upon operating cash flows as well as long-term borrowings, and future offerings to implement the Company's growth plan. The Company believes, that its cash flows from operating activities, and long-term borrowings will be sufficient to meet its liquidity needs for the next 12 months. On June 12, 2001, the Company completed its initial public offering, which resulted in net proceeds of approximately $128.0 million. These proceeds were primarily used to partially repay existing indebtedness of approximately $70.1 million and to partially finance certain vessel acquisitions of approximately $30.0 million.

The Company's practice has been to acquire vessels using a combination of funds received from equity investors and bank debt secured by mortgages on the vessels, as well as shares of the Company's common stock. From its inception in February 1997 through December 31, 2000, the Company acquired 14 vessels for an aggregate amount of approximately $452.1 million, which was financed by approximately $327.6 million in bank debt with the balance financed through equity contributions. Subsequent to the initial public offering, the Company acquired six vessels for cash and shares of the Company's common stock. The Company's business is capital intensive and its future success will depend on its ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management's expectation of future market conditions as well as its ability to acquire vessels on favorable terms.

Cash increased to approximately $74.3 million as of June 30, 2001 compared to approximately $23.5 million as of December 31, 2000. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was approximately $18.0 million as of June 30, 2001, compared to a working capital deficit of approximately $4.0 million as of December 31, 2000. The current portion of long-term debt included in our current liabilities was approximately $59.5 million as of June 30, 2001 and approximately $33.1 million as of December 31, 2000. We believe that our future cash flows will satisfy our working capital needs.

Adjusted EBITDA, as defined in note 2 to the "Income Statement Margin Analysis" table above increased by approximately $30.4 million, or 117%, to approximately $56.4 million for the six months ended June 30, 2001 from approximately $26.0 million for the six months ended June 30, 2000, this increase is primarily due to the growth of the fleet as well as improvements in tanker rates for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. On a daily basis, Adjusted EBITDA per vessel increased by approximately $8,900, or 69.8%, to approximately $21,650 for the six months ended June 30, 2001 from approximately $12,750 for the six months ended June 30, 2000. Same Fleet Adjusted EBITDA increased by approximately $16.8 million, or 65.7%, to approximately $42.4 million for the six months ended June 30, 2001 from approximately $25.6 million for the six months ended June 30, 2000. Same Fleet daily Adjusted EBITDA increased to approximately $21,300 from approximately $12,750 for the same periods.

In June 2001, the Company closed on two credit facilities, the first ("First") on June 15, 2001 and the second ("Second") on June 27, 2001. A portion of each of the facilities was used to refinance existing debt, pay transaction costs or acquire vessels. The Company anticipates that a portion of the remaining available funds under the two facilities will be used for future acquisitions and general corporate purposes. Each loan facility is comprised of a term loan and a revolving loan. The terms and conditions of the credit facilities require compliance with certain restrictive covenants. Under the financial covenants of each of the credit facilities, the Company is required to maintain certain ratios such as: vessel market value to loans outstanding, EBITDA to net interest expense and to maintain minimum levels of working capital. Under the general covenants, subject to certain exceptions, the Company and its subsidiaries are not permitted to pay dividends.

The First credit facility is a $300 million facility, comprised of a $200 million term loan and a $100 million revolving loan, which has a five-year maturity and is to be secured by 20 vessels, one of which was delivered in July 2001. The Second facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan, which has a five-year maturity and is to be secured by nine vessels, one of which was acquired in June 2001, six of which were acquired in July and August 2001, and two of which have not yet been but are anticipated to be acquired prior to September 2001. Each term loan requires quarterly principal repayments. The principal of each revolving loan is payable upon maturity. Both the term loans and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. The Company is required to pay a fee for the unused portion of each of the revolving loans on a quarterly basis.

Our scheduled principal repayments for each of the term loans under our First and Second credit facilities are as follows, assuming full draw down following all of the anticipated acquisitions:

                     Principal Payments (dollars in millions)
           ----------------------------------------------------------------
                                                              Total
                          First           Second            Principal
            Year        Facility         Facility           Repayments
           ----------------------------------------------------------------
           2001           23.0             13.5               36.5
           2002           46.0             27.0               73.0
           2003           41.0             21.5               62.5
           2004           36.0             16.0               52.0
           2005           36.0             16.0               52.0
           2006           18.0             21.0               39.0
           ----------------------------------------------------------------

In addition to vessel acquisition, other major capital expenditures include funding the Company's maintenance program of regularly scheduled dry docking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels that are younger than 15 years are to be dry docked every five years, while vessels 15 years or older are to be dry docked every 2.5 years. The estimated dry docking costs for the Company's anticipated 29-vessel fleet through 2005 are as follows. (The two tables below reflect the 29-vessel fleet including two vessels that the Company has agreements to acquire, subject to the terms and conditions of the acquisition agreements) but has not taken delivery as of August 13, 2001.)

            Estimated Dry Docking Costs (dollars in millions)
          ---------------------------------------------------
                                     Anticipated
                                        29
                                      Vessel
           Year                        Fleet
           ---------------------------------------------------
           2001                         3.8
           2002                         7.3
           2003                         6.3
           2004                         8.2
           2005                         6.9

The table below indicates the estimated dry docking schedule through 2005 for the Company's anticipated 29 vessel fleet. Each dry docking is estimated to require approximately 30 days. In addition to the incurrence of costs described above, a dry docking results in off hire time for a vessel. Off hire time includes the actual time the vessel is in the shipyard as well as ballast time to the ship yard from the port of last discharge.

           ---------------------------------------------
                                         Anticipated
                                          29 Vessel
                                            Fleet
           ---------------------------------------------
           2001
              Aframax                        2
              Suezmax                        2
           2002
              Aframax                       11
              Suezmax                        1
           2003
              Aframax                        5
              Suezmax                        2
           2004
              Aframax                       10
              Suezmax                        3
           2005
              Aframax                       10
              Suezmax                        2

The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations or to secure additional financing.

Net cash provided by operating activities increased 196% to approximately $46.7 million for the six months ended June 30, 2001, compared to approximately $15.8 million for the six months ended June 30, 2000. This increase is primarily attributable to the increase in net income.

Net cash used in investing activities decreased to approximately $61.0 million for the six months ended June 30, 2001 compared to approximately $65.9 million for the six months ended June 30, 2000. This decrease is primarily due to the issuance of common stock to acquire vessels during the six months ended June 30, 2001 while during the six months ended June 30, 2000 all capital expenditures were made with cash.

Net cash provided by financing activities was approximately $65.0 million for the six months ended June 30, 2001 compared to approximately $59.5 million provided by financing activities for the six months ended June 30, 2000. The increase in cash provided by financing activity relates to the following:

      o Net proceeds from borrowings under long-term debt were approximately $230.4 million for the six months ended June 30, 2000, compared to $51.2 million during the six months ended June 30, 2001.

      o Principal repayments of long-term debt were approximately $287.6 million for the six months ended June 30, 2001 compared to approximately $7.9 million for the six months ended June 30, 2000. This change is the result of refinancing the Company's prior loans as well as the repayment of loans associated with five vessels, which the Company acquired.

      o Proceeds from the issuance of common stock in the Company's initial public offering were $128.0 million during the six months ended June 30, 2001, compared to capital contributions from shareholders of approximately $15.5 million during the six months ended June 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

The Company is exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to the Company's debt. At June 30, 2001, the Company had $230.4 million compared to $241.8 million at December 31, 2000 of floating rate debt with margins over LIBOR ranging from 1.125% to 3.0%.

Until their termination in June 2001, the Company used interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements was accrued as interest rates change and was recognized as an adjustment to interest expense. As of December 31, 2000, the Company had entered into interest rate swap agreements having an aggregate notional amount of $85.5 million, which effectively fixed LIBOR on a like amount of principal at rates ranging from 6.2% to 7.0%. In June 2001, the Company terminated its interest rate swap agreements in connection with its refinancing. Increases in LIBOR would increase our interest expense to the extent it affects the $230.4 million floating rate debt at June 30, 2001. A one percent increase in LIBOR would increase interest expense by $2.3 million per year from June 30, 2001.

FOREIGN EXCHANGE RATE RISK

The international tanker industry's functional currency is the U.S. dollar. As virtually all of our revenues and most of our operating costs are in U.S. dollars, we believe that our exposure to foreign exchange risk is insignificant.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Except as set forth below, General Maritime Corporation, a corporation organized under the laws of the Republic of the Marshall Islands (the "Company"), is not aware of any legal proceedings or claims involving it. From time to time in the future, the Company may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

      The Company time chartered one of its vessels, the HARRIET, to an affiliate of OMl Corporation in September 1997, for a period of four years and 30 days. Under the charter, the Company had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days' written notice with a payment of $1.0 million to the charterer. On October 2, 2000, the Company gave notice to the charterer that this option was being exercised, with redelivery to take place on February 2, 2001. The charterer asserted that the vessel would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. In January, 2001, the charterer indicated that it was not possible to complete a laden voyage by the February 2, 2001 date that the Company had indicated. The charterer demanded arbitration and, under protest, redelivered the vessel to the Company on January 14, 2001. Because it was unable to complete its next anticipated voyage under the charter, the charterer has alleged that it is entitled damages in the amount of $1,942,533, exclusive of interest and costs, although proof of those damages has not yet been provided. The Company believes that the charterer's anticipatory breach of the charter has damaged it. The parties agreed to arbitration in the State of New York and nominated a sole arbitrator. The parties have exchanged correspondence expressing differing views of the law and the facts of the matter and have made various settlement offers. To date, no hearings have been held before the arbitrator. A tentative hearing date has been set for early October 2001.

      On March 14, 2001, the GENMAR HECTOR experienced severe weather while unloading at the BP Amoco Co. terminal in Texas City, Texas. As a result of heavy winds, the vessel became separated from the terminal. The terminal's loading arms were damaged and there was a discharge of approximately 200 to 300 barrels of oil. The U.S. Coast Guard has determined that this oil originated from the terminal and that BP Amoco is the responsible party for the discharge under the Oil Pollution Act of 1990, although BP Amoco retains a right of contribution against the vessel. The protection and indemnity association for this vessel, which provides insurance coverage for such incidents, issued a letter to BP Amoco Co. guaranteeing the payment of up to $1.5 million for any damages for which this vessel may be found liable. Since that time, additional claims have been asserted for damage resulting from the spill, but these claims are well within insurance limits and the Company does not expect any additional claims to approach those limits. Accordingly, the Company believes that this incident will have no material affect on the value of the GENMAR HECTOR or on its results of operations following the acquisition of this vessel.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a) CHANGES IN SECURITIES.

           In connection with the Company's recapitalization, the Company issued on June 12, 2001, an aggregate of 29,000,000 shares of its common stock to an escrow agent for equity holders of certain affiliated limited partnerships which owned 14 vessels, equity holders of five special purpose entities which owned five vessels, the sole equity holder the old General Maritime Corporation and the owners of three vessels it had agreements to acquire following the closing of the Company's initial public offering which it has since acquired. These shares were issued on the basis described in the section entitled "Recapitalization and Acquisitions" of the prospectus to which the Company's Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on November 13, 2001, as amended, relates and the foregoing transactions are described in greater detail in that section.

Prior to the completion of the Company's initial public offering, it issued options to purchase 860,000 shares of common stock at the initial public offering price per share. The terms of these options are described in the section of the Company's initial public offering prospectus entitled "Management
- Stock Incentive Plan." As of June 30, 2001, none of the options had been exercised.

           The issuances of the above securities were considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and, in two instances, Regulation S promulgated under the Securities Act. The issuances of shares of common stock in connection with the Company's recapitalization were considered to be exempt from registration under the Securities Act as transactions by an issuer not involving a public offering or, with respect to issuances of shares in exchange for two of the vessels the Company acquired after the closing of the Company's initial public offering, transactions occurring outside the United States. The issuances of options to purchase shares of common stock prior to completion of the Company's initial public offering were considered to be exempt from registration under the Securities Act in reliance on Section 4(2). The recipients of common stock in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in these transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

      (b) USE OF PROCEEDS. On June 15, 2001, the Company closed the initial public offering of 8,000,000 shares of its common stock, par value $0.01 per share. The shares of common stock sold in the initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-49814) that was declared effective by the Securities and Exchange Commission on June 12, 2001 (the "Registration Statement"). The 8,000,000 shares of common stock offered under the Registration Statement were sold at a price of $18.00 per share and an aggregate offering price of $144,000,000. The Company granted the underwriters of the offering a 30-day option to purchase up to 1,200,000 additional shares of its common stock at the initial public offering price to cover over-allotments, if any, which option was not exercised. The managing underwriters of the Company's initial public offering were Lehman Brothers, Inc., ABN AMRO Rothschild LLC and Jefferies & Company Inc.

           The net proceeds to the Company from the sale of the 8,000,000 shares of its common stock in its initial public offering were approximately $128.0 million, after deducting approximately $10.1 million which was paid to the underwriters as underwriting discounts and commissions and approximately $5.9 million which was used to pay offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees incurred in connection with the Company's initial public offering. As of June 30, 2001, of the net proceeds the Company received in connection with its initial public offering:

      o Approximately $70.1 million was used to reduce the Company's outstanding borrowings under the loan facilities of the Company's predecessors, some members of which are directors and officers of the Company or own 10% or more of the Company's common stock. See sections captioned "Recapitalization and Acquisitions" and "Certain Relationships and Related Transactions" in the Registration Statement.

      o Approximately $30.0 million was used as partial payment for one of the vessels that the Company, at the time of its initial public offering, had an agreement to acquire after the closing of such offering (collectively, the "Post-Closing Vessels"), and as deposits for six of the Post-Closing Vessels.

      o Approximately $5.4 million was used as partial payment for United Overseas Tankers Ltd., a technical management corporation located in Piraeus, Greece.

      o Approximately $17.5 million was held in a deposit account pending use for the closing of the acquisition of four of the Post-Closing Vessels, which occurred in July 2001, one vessel for which the Company's chief executive officer, who is also a director of the Company, was entitled to receive a percentage of the increase in the value of the owner's interest in the vessel. See sections captioned "Recapitalization and Acquisitions" and "Certain Relationships and Related Transactions" in the Registration Statement.

The Company currently anticipates using approximately $0.8 million of the remaining net proceeds as payment for the remaining portion of the purchase price of United Overseas Tankers Ltd. The Company currently intends to use the remainder of the net proceeds for general corporate purposes. The Company will retain broad discretion in the allocation of the remaining net proceeds.

      Except as otherwise note above in this Item 2, none of the payments made with the proceeds from the Company's initial public offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning 10 percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

      (c) WORKING CAPITAL RESTRICTIONS. A description of working capital restrictions and other limitations on payment of dividends are set forth in Item 2 of Part I of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable.

ITEM 5. OTHER INFORMATION.

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits: (1)

            2.1   Plan of Recapitalization. (2)

            2.2 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Ajax Limited Partnership, the limited partners of Ajax Limited Partnership, Genmar Ajax Ltd., Peter C. Georgiopoulos, Genmar Ajax Corporation and GMC Administration Ltd. (4)

            2.3 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings, Ltd., Ajax II, L.P., the limited partners of Ajax II, L.P., Ajax II LLC, Peter C. Georgiopoulos, Genmar Ajax II Corporation and GMC Administration Ltd. (4)

            2.4 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Ajax II, L.P., the limited partners of Boss, L.P., Genmar Boss Ltd., Peter C. Georgiopoulos, Genmar Boss Corporation and GMC Administration Ltd. (4)

            2.5 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., General Maritime I, L.P., the limited partners of General Maritime I, L.P., General Maritime I Corporation, Peter C. Georgiopoulos, Genmar Maritime I Corporation and GMC Administration Ltd., and amendment thereto. (2)

            2.6 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings

                  Ltd., General Maritime II, L.P., the limited partners of General Maritime II, L.P., General Maritime II Corporation, Peter C. Georgiopoulos, Genmar Maritime II Corporation and GMC Administration Ltd. (4)

            2.7 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Harriet, L.P., the limited partners of Harriet, L.P., General Maritime III Corporation, Peter C. Georgiopoulos, Genmar Harriet Corporation and GMC Administration Ltd. (4)

            2.8 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., and Pacific Tankship, L.P., the limited partners of Pacific Tankship, L.P., Genmar Pacific Ltd., Peter C. Georgiopoulos, Genmar Pacific Corporation and GMC Administration Ltd. (4)

            2.9 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Genmar Alexandra, LLC Genmar II, LLC, Equili Company, L.P., Equili Company, LLC, Equili Company II, L.P. and Equili Company II, LLC. (4)

            2.10 Vessel Contribution Agreement, dated April 26, 2001, between General Maritime Ship Holdings Ltd. and Blystad Shipholding Inc., Liberia. (4)

            2.11 Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc., Liberia and General Maritime Ship Holdings Ltd. (4)

            2.12 Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc., Liberia and General Maritime Ship Holdings Ltd. (4)

            2.13 Vessel Contribution Agreement, dated May 25, 2001, between General Maritime Ship Holdings Ltd. and KS Stavanger Prince.
                  (4)

            2.14 Memorandum of Agreement, dated May 4, 2001, between KS Stavanger Prince and General Maritime Ship Holdings Ltd. (4)

            2.15 Letter Agreement, dated May 25, 2001, between General Maritime Ship Holdings, Ltd. and Peter C. Georgiopoulos relating to the acquisition of the old Maritime Corporation. (4)

            3.1 Amended and Restated Articles of Incorporation of General Maritime Ship Holdings Ltd. (2)

            3.2 Articles of Amendment to Amended and Restated Articles of Incorporation, changing name from General Maritime Ship Holdings Ltd. to General Maritime Corporation. (2)

            3.3 Amended and Restated By-Laws of General Maritime Ship Holdings Ltd. (2)

            4.1 Form of Common Stock Certificate of General Maritime Corporation. (3)

            4.2   Form of Registration Rights Agreement. (4)

            10.1 Form of $300,000,000 Credit Agreement, dated June __, 2001, among General Maritime Corporation, Christiania Bank og KreditKasse ASA, New York Branch and various Lenders. (3)

            10.2 Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to $300,000,000 Credit Agreement. (2)

            10.3 Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $300,000,000 Credit Agreement. (2)

            10.4 Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta Flag Vessel, related to $300,000,000 Credit Agreement. (2)

            10.5 Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Norwegian Flag Vessel, related to $300,000,000 Credit Agreement. (2)

            10.6 Form of Insurance Assignment, related to $300,000,000 Credit Agreement. (2)

            10.7 Form of Earnings Assignment, related to $300,000,000 Credit Agreement. (2)

            10.8 Form of Master Vessel and Collateral Trust Agreement, related to $300,000,000 Credit Agreement. (2)

            10.9 Form of Subsidiaries Guaranty, related to $300,000,000 Credit Agreement. (2)

            10.10 Form of Pledge and Security Agreement, related to $300,000,000
                  Credit Agreement. (2)

            10.11 $165,000,000 Credit Agreement dated June 27, 2001 among
                  General Maritime Corporation, Christiania Bank og KreditKasse ASA, New York Branch and various Lenders.

            10.12 Form of Insurance Assignment, related to $165,000,000 Credit
                  Agreement.

            10.13 Form of Earnings Assignment, related to $165,000,000 Credit
                  Agreement.

            10.14 Form of Subsidiaries Guaranty, related to $165,000,000 Credit
                  Agreement.

            10.15 Form of Pledge and Security Agreement, related to $165,000,000
                  Credit Agreement.

            10.16 Form of Master Vessel and Collateral Trust Agreement, related to $165,000,000 Credit Agreement.

            10.17 Form of First Preferred Ship Mortgage on Marshall Islands Flag
                  Vessel, related to $165,000,000 Credit Agreement.

            10.18 Form of First Preferred Ship Mortgage on Liberian Flag Vessel,
                  related to $165,000,000 Credit Agreement.

            10.19 Form of Deed of Covenants to accompany a First Preferred
                  Statutory Mortgage on Malta Flag Vessel, related to $165,000,000 Credit Agreement.

----------

(1)   Unless otherwise noted, each exhibit is filed herewith.
(2) Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.
(3) Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.
(4) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.

      (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.

                                       GENERAL MARITIME CORPORATION
                                       (Registrant)


Date:  AUGUST 14, 2001                 By: /s/ Peter C. Georgiopoulos
      ----------------                     ------------------------------------
                                           Peter C. Georgiopoulos
                                           Chairman and Chief Executive Officer
                                           (Duly Authorized Officer)


Date: AUGUST 14, 2001                  By: /s/ James C. Christodoulou
      ---------------                      ------------------------------------
                                           James C. Christodoulou
                                           Vice President, Chief Financial
                                           Officer and Secretary
                                           (Principal Financial Officer)

                                INDEX TO EXHIBITS

(A) EXHIBIT
     NUMBER                DESCRIPTION (1)
-------------------        ---------------------------------------------------------------------------------------
       2.1                 Plan of Recapitalization. (2)

       2.2                 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd.,
                           Ajax Limited Partnership, the limited partners of Ajax Limited Partnership, Genmar Ajax
                           Ltd., Peter C. Georgiopoulos, Genmar Ajax Corporation and GMC Administration Ltd. (4)

       2.3                 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings, Ltd.,
                           Ajax II, L.P., the limited partners of Ajax II, L.P., Ajax II LLC, Peter C.
                           Georgiopoulos, Genmar Ajax II Corporation and GMC Administration Ltd. (4)

       2.4                 Contribution Agreement, dated May 25, 2001, among  General Maritime Ship Holdings Ltd.,
                           Ajax II, L.P., the limited partners of Boss, L.P., Genmar Boss Ltd., Peter C.
                           Georgiopoulos, Genmar Boss Corporation and GMC Administration Ltd. (4)

       2.5                 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd.,
                           General Maritime I, L.P., the limited partners of General Maritime I, L.P., General
                           Maritime I Corporation, Peter C. Georgiopoulos, Genmar Maritime I Corporation and GMC
                           Administration Ltd., and amendment thereto.  (2)

       2.6                 Contribution Agreement, dated May 25, 2001, among  General Maritime Ship Holdings Ltd.,
                           General Maritime II, L.P., the limited partners of General Maritime II, L.P., General
                           Maritime II Corporation, Peter C. Georgiopoulos, Genmar Maritime II Corporation and GMC
                           Administration Ltd. (4)

       2.7                 Contribution Agreement, dated May 25, 2001, among  General Maritime Ship Holdings Ltd.,
                           Harriet, L.P., the limited partners of Harriet, L.P., General Maritime III Corporation,
                           Peter C. Georgiopoulos, Genmar Harriet Corporation and GMC Administration Ltd. (4)

       2.8                 Contribution Agreement, dated May 25, 2001, among  General Maritime Ship Holdings Ltd., and Pacific Tankship, L.P., the limited partners of Pacific Tankship, L.P., Genmar
                           Pacific Ltd., Peter C. Georgiopoulos, Genmar Pacific Corporation and GMC Administration
                           Ltd. (4)

       2.9                 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd.,
                           Genmar Alexandra, LLC Genmar II, LLC, Equili Company, L.P., Equili Company, LLC, Equili
                           Company II, L.P. and Equili Company II, LLC. (4)

       2.10                Vessel Contribution Agreement, dated April 26, 2001, between General Maritime Ship
                           Holdings Ltd. and Blystad Shipholding Inc., Liberia. (4)

       2.11                Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc.,
                           Liberia and General Maritime Ship Holdings Ltd. (4)

       2.12                Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc.,
                           Liberia and General Maritime Ship Holdings Ltd.  (4)

       2.13                Vessel Contribution Agreement, dated May 25, 2001, between General Maritime Ship
                           Holdings Ltd. and KS Stavanger Prince.  (4)

       2.14                Memorandum of Agreement, dated May 4, 2001, between KS Stavanger Prince and General
                           Maritime Ship Holdings Ltd. (4)

       2.15                Letter Agreement, dated May 25, 2001, between General Maritime Ship Holdings, Ltd. and
                           Peter C. Georgiopoulos relating to the acquisition of the old Maritime Corporation. (4)

        3.1                Amended and Restated Articles of Incorporation of General Maritime Ship Holdings Ltd.
                           (2)

        3.2                Articles of Amendment to Amended and Restated Articles of Incorporation, changing name from General Maritime Ship Holdings Ltd. to General Maritime Corporation. (2)

        3.3                Amended and Restated By-Laws of General Maritime Ship Holdings Ltd. (2)

        4.1                Form of Common Stock Certificate of General Maritime Corporation. (3)

        4.2                Form of Registration Rights Agreement. (4)

       10.1                Form of $300,000,000 Credit Agreement, dated June __, 2001, among General Maritime Corporation,
                           Christiania Bank og KreditKasse ASA, New York Branch and various Lenders. (3)

       10.2                Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to
                           $300,000,000 Credit Agreement. (2)

       10.3                Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $300,000,000
                           Credit Agreement. (2)

       10.4                Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta
                           Flag Vessel, related to $300,000,000 Credit Agreement. (2)

       10.5                Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on
                           Norwegian Flag Vessel, related to $300,000,000 Credit Agreement. (2)

       10.6                Form of Insurance Assignment, related to $300,000,000 Credit Agreement. (2)

       10.7                Form of Earnings Assignment, related to $300,000,000 Credit Agreement. (2)

       10.8                Form of Master Vessel and Collateral Trust Agreement, related to $300,000,000 Credit
                           Agreement. (2)

       10.9                Form of Subsidiaries Guaranty, related to $300,000,000 Credit Agreement. (2)

      10.10                Form of Pledge and Security Agreement, related to $300,000,000 Credit Agreement. (2)

      10.11                $165,000,000 Credit Agreement, dated June 27, 2001, among General Maritime Corporation,
                           Christiania Bank og KreditKasse ASA, New York Branch and various Lenders.

      10.12                Form of Insurance Assignment, related to $165,000,000 Credit Agreement.

      10.13                Form of Earnings Assignment, related to $165,000,000 Credit Agreement.

      10.14                Form of Subsidiaries Guaranty, related to $165,000,000 Credit Agreement.

      10.15                Form of Pledge and Security Agreement, related to $165,000,000 Credit Agreement.

      10.16                Form of Master Vessel and Collateral Trust Agreement, related to $165,000,000 Credit
                           Agreement.

      10.17                Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to
                           $165,000,000 Credit Agreement.

      10.18                Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $165,000,000
                           Credit Agreement.

      10.19                Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta
                           Flag Vessel, related to $165,000,000 Credit Agreement.

(1)   Unless otherwise noted, each exhibit is filed herewith.
(2) Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.
(3) Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.
(4) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.