Form 10-Q
period 2001-09-30
GENERAL MARITIME CORP/
filed 2001-11-14
CIK 1127269

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                   FOR THE PERIOD FROM ________ TO __________

                             COMMISSION FILE NUMBER

                                    001-16531

                          GENERAL MARITIME CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


  REPUBLIC OF THE MARSHALL ISLANDS                          06-159-7083
    (State or other jurisdiction                          (I.R.S. Employer
   incorporation or organization)                        Identification No.)

  35 WEST 56TH STREET NEW YORK, NY                             10019
      (Address of principal                                  (Zip Code)
       executive offices)

        Registrant's telephone number, including area code (212) 763-5600

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 13, 2001:

Common Stock, par value $0.01 per share 37,000,000 shares

================================================================================

                           GENERAL MARITIME CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I:     FINANCIAL INFORMATION                                                          PAGE
ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of  September 30, 2001
            (unaudited) and December 31, 2000                                                3

            Consolidated Statements of Operations
            (unaudited) for the three months and nine months
            ended September 30, 2001 and 2000.                                               4

            Consolidated Statement of Shareholders' Equity
            for the (unaudited) nine months ended September 30, 2001                         5

            Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended September 30, 2001 and 2000                            6

            Notes to Consolidated Financial Statements (unaudited)                           7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                       14

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      23

PART II:    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                               24

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                       24

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                 26

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             26

ITEM 5.     OTHER INFORMATION                                                               26

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                26

SIGNATURES                                                                                  29

ITEM 1. FINANCIAL STATEMENTS

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2001            2000
                                                                                --------------   --------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash                                                                         $       16,610   $       23,523
   Restricted cash                                                                          --              149
   Due from charterers                                                                  24,219            9,601
   Prepaid expenses and other current assets                                             9,793            4,657
                                                                                --------------   --------------
     Total current assets                                                               50,622           37,930
                                                                                --------------   --------------
NONCURRENT ASSETS:
   Vessels, net of accumulated depreciation
     of $85,304 and $59,884, respectively                                              801,697          392,230
   Other fixed assets, net                                                               1,040              974
   Deferred drydock costs                                                                7,476            5,416
   Deferred financing costs                                                              5,652            1,651
   Due from charterers                                                                     822              721
   Goodwill                                                                              5,906               --
                                                                                --------------   --------------
     Total noncurrent assets                                                           822,593          400,992
                                                                                --------------   --------------
TOTAL ASSETS                                                                          $873,215         $438,922
                                                                                --------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY  CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $       11,081   $        6,701
   Accrued interest                                                                        516            2,129
   Current portion of long-term debt                                                    73,000           33,050
                                                                                --------------   --------------
     Total current liabilities                                                          84,597           41,880
                                                                                --------------   --------------
NONCURRENT LIABILITIES:
   Deferred voyage revenue                                                               2,604            1,397
   Long-term debt                                                                      294,850          208,735
                                                                                --------------   --------------
     Total noncurrent liabilities                                                      297,454          210,132
                                                                                --------------   --------------
     Total liabilities                                                                 382,051          252,012
                                                                                --------------   --------------
COMMITMENTS AND CONTINGENCIES
   SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value per share Authorized 75,000,000; Issued and outstanding 37,000,000 and 21,432,056 shares at September 30, 2001
     and December 31, 2000, respectively                                                   370              215
   Paid-in capital                                                                     421,269          157,584
   Retained earnings                                                                    71,422           29,111
   Accumulated other comprehensive income                                               (1,897)              --
                                                                                --------------   --------------
     Total shareholders' equity                                                        491,164          186,910
                                                                                --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $      873,215   $      438,922
                                                                                ==============   ==============

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                 ----------------------------   -------------------------------
                                                     2001            2000           2001             2000
                                                 ------------   -------------   --------------   --------------
VOYAGE REVENUES:
   Voyage revenues                               $     61,932   $      37,674   $      150,812   $       85,963

OPERATING EXPENSES:
   Voyage expenses                                     17,506           6,800           32,877           16,750
   Direct vessel expenses                              13,285           6,682           27,200           16,762
   General and administrative                           2,534           1,422            5,670            3,643
   Depreciation and amortization                       13,618           6,853           28,007           17,865
                                                 ------------   -------------   --------------   --------------
     Total operating expenses                          46,943          21,757           93,754           55,020
                                                 ------------   -------------   --------------   --------------
OPERATING INCOME                                       14,989          15,917           57,058           30,943
                                                 ------------   -------------   --------------   --------------

OTHER EXPENSE:
   Interest expense-net                                 4,231           5,253           11,741           14,060
   Other-net                                                -               -            1,822                -
                                                 ------------   -------------   --------------   --------------
     Net other expense                                  4,231           5,253           13,563           14,060
                                                 ------------   -------------   --------------   --------------
Income before extraordinary expense                    10,758          10,664           43,495           16,883
Extraordinary expense                                       -               -            1,184                -
                                                 ------------   -------------   --------------   --------------
Net income                                       $     10,758   $      10,664   $       42,311   $       16,883
                                                 ============   =============   ==============   ==============

Basic and diluted earnings per common share:
   Income before extraordinary expense           $       0.29   $        0.50   $         1.57   $         0.89
   Net income                                    $       0.29   $        0.50   $         1.53   $         0.89
Weighted average shares outstanding                37,000,000      21,452,056       27,718,451       18,869,557

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR
              THE (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                                                                               OTHER      COMPREHENSIVE
                                                         COMMON     PAID-IN     RETAINED   COMPREHENSIVE    INCOME
                                                         STOCK      CAPITAL     EARNINGS       LOSS         (LOSS)         TOTAL
                                                        --------  -----------  ----------  -------------   ------------  ----------
Balance as of December 31, 2000                         $    215  $   157,584  $   29,111  $           0   $      0      $  186,910
Comprehensive income:
   Net income                                                                      42,311              0      42,311         42,311
   Cumulative effect of change in
     Accounting principle (SFAS 133)                                                                (662)       (662)          (662)
   Unrealized derivative losses on cash flow hedge                                                (1,235)     (1,235)        (1,235)
                                                                                                           -------------
Comprehensive income                                                                                       $  40,414
                                                                                                           -------------
Sale of common stock                                          80      127,896                                               127,976
Common stock issued to acquire assets                         75      135,789                                               135,864
                                                        --------  -----------  ----------  -------------                 ----------
Balance at September 30, 2001 (unaudited)               $    370  $   421,269  $   71,422   $     (1,897)                $  491,164
                                                        ========  ===========  ==========   ============                 ==========

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       FOR THE NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                     2001             2000
                                                                                --------------   --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                   $       42,311   $       16,883
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary expense                                                               1,184                -
     Depreciation and amortization                                                      28,007           17,865
     Noncash interest expense contributed to capital                                         -              250
     Changes in assets and liabilities:
     Increase in due from charterers                                                   (12,848)          (2,821)
     Increase in prepaid expenses and other assets                                      (3,219)          (1,553)
     (Decrease) increase in accounts payable and accrued expenses                         (861)             459
     Increase in deferred voyage revenue                                                 1,207            3,195
     Deferred drydock costs incurred                                                    (3,783)          (3,261)
                                                                                --------------   --------------
Net cash provided by operating activities                                               51,998           31,017
                                                                                --------------   --------------

CASH FLOWS USED BY INVESTING ACTIVITIES:
   Purchase of vessels                                                                (255,751)         (85,500)
   Purchase of other fixed assets                                                         (200)            (342)
   Acquisition of business net of cash received                                         (5,392)               -
                                                                                --------------   --------------
Net cash used by investing activities                                                 (261,343)         (85,842)
                                                                                --------------   --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Capital contributions from shareholders                                                   -           15,500
   Decrease in restricted cash                                                             149            1,153
   Long-term debt borrowings                                                           386,100           70,459
   Principal payments on long- term debt                                              (305,899)         (22,550)
   Increase in deferred financing costs                                                 (5,894)            (818)
   Proceeds from issuance of common stock                                              127,976                -
   Increase in loan with shareholder                                                         -             (311)
                                                                                --------------   --------------
Net cash provided by financing activities                                              202,432           63,433
                                                                                --------------   --------------

Net (decrease) increase in cash                                                         (6,913)           8,608
Cash, beginning of year                                                                 23,523            6,842
                                                                                --------------   --------------
Cash, end of period                                                             $       16,610   $       15,450
                                                                                ==============   ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $       14,247   $       14,796
                                                                                ==============   ==============
Supplemental schedule of noncash financing activities:
   Note payable and interest payable to shareholder
   Contributed to capital                                                       $            -   $       15,250
                                                                                ==============   ==============

See notes to consolidated financial statements.

                          GENERAL MARITIME CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS -- General Maritime Corporation (the "Company") is a provider of international transportation services of seaborne crude oil principally within the Atlantic basin. The Company's fleet is comprised of both Aframax and Suezmax tankers. Most of the Company's vessels are currently operating in the Atlantic basin, which consists primarily of ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

RECAPITALIZATION PLAN -- The Company's recapitalization was completed as to 14 vessels on June 12, 2001 and is described below. These 14 vessels were owned directly or indirectly by various limited partnerships. The managing general partners of the limited partnerships were various companies wholly owned by Peter C. Georgiopoulos, Chairman and Chief Executive Officer of the Company. The commercial operations for all of these vessels were conducted by the old General Maritime Corporation, a Subchapter S Corporation also wholly owned by Peter C. Georgiopoulos.

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

BASIS OF PRESENTATION -- The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2000 consolidated financial statements of General Maritime Corporation contained in the Registration Statement on Form S-1 filed on November 13, 2000, as amended for additional information. Certain reclassifications have been made for consistent presentation.

BUSINESS GEOGRAPHICS -- Non-U.S. operations, which are defined as voyages that either begin and / or end outside the U.S., accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, primarily the Atlantic Basin, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

VOYAGE CHARTERS -- Voyage revenues and voyage expenses relating to time or spot market charters are recognized on a pro rata basis based on the relative transit time in each period. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with spot charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Direct vessel expenses are recognized when incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot charter. Demurrage income is recognized in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise. Demurrage income was not material in any of the periods presented.

TIME CHARTERS -- Revenue from time charters, which may include escalation clauses, are recognized on a straight-line basis over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.

EARNINGS PER SHARE -- Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding at the end of the cumulative period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Options to purchase common stock have been excluded from the calculation of earnings per share because the application of the treasury stock method would make their inclusion antidilutive.

INTEREST RATE RISK MANAGEMENT -- The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the nine months ended September 30, 2001 and 2000 included pay-fixed swaps. As of September 30, 2001, the Company is party to a pay-fixed interest rate swap agreement that expires in 2006 which effectively converts floating rate obligations to fixed rate instruments.

RECENT ACCOUNTING PRONOUNCEMENTS -- Effective January 1, 2001, the Company adopted Statement of Financial Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position. The Company recognized a charge to OCI of $662 as a result of cumulative effect in accounting change in relation to the adoption of SFAS No. 133. During June 2001, the Company terminated its interest rate swap agreements, which resulted in the reversal of the entire OCI balance. Pursuant to the termination of these interest rate swap agreements, the Company made an aggregate cash payment of approximately $1,822 to counterparties. This amount is included in the statement of operations as a component of other expense. In August 2001, the Company entered into an interest rate swap agreement (see Note 3). During the three months and nine months ended September 30, 2001, the Company recognized a charge to OCI of $1,897 and $1,897, respectively. The total liability in connection with the Company's cash flow hedges as of September 30, 2001 was $1,897 and is presented as a component of accounts payable and accrued expenses.

During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requires additional disclosures for business combinations.

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

SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. This statement addresses financial accounting and reporting for the obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, that the adoption of this statement will have on its results of operations or financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable or include amounts for operating losses that have not yet occurred.

SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company has not yet determined the impact, if any, that the adoption of this statement will have on its results of operations or financial position.

2. ACQUISITIONS

As part of the Company's recapitalization, the Company acquired United Overseas Tankers, Ltd. ("UOT"), a Greek company providing technical management services exclusively to the Company, for $6,032, subject to adjustment. The purchase price was comprised of cash of $5,429 and a payable to sellers of $603. The Company recorded goodwill of $6,007, which reflected the excess of purchase price over fair value of net assets acquired. Goodwill is being amortized over a 15 year period. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of acquisition. Pro forma net assets and results of operations of this acquisition had the acquisition occurred at the beginning of 2001 are not material and accordingly, have not been provided. Results of UOT's operations for the period from January 1, 2001 through June 12, 2001 are not significant to the Company's operations for the nine months ended September 30, 2001.

Prior to the acquisition, the Company paid management fees to UOT of $547 and $173 for the nine-month periods ended September 30, 2001 and 2000, respectively.

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

From June 27, 2001 through August 24, 2001, the Company acquired ten vessels for an aggregate purchase price of approximately $285,000. Included in this purchase price are 1,742,770 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, valued at $31,370.

3.       LONG-TERM DEBT


               -----------------------------------------------------------------------------------------------
               Long-term debt consists of the following         September 30, 2001        December 31, 2000
                                                                   (unaudited)
               -----------------------------------------------------------------------------------------------

               Senior Loans                                        $         -               $  223,437

               Junior Loans                                                  -                   18,348

               First Credit Facility

                     Term Loan                                         188,500                        -

                     Revolving Credit Facility                          21,100                        -

               Second Credit Facility

                     Term Loan                                         108,250                        -

                     Revolving Credit Facility                          50,000                        -
                                                                   -----------               ----------
                     Total                                         $   367,850               $  241,785


               Less: Current portion of long term debt                  73,000                   33,050
                                                                   -----------               ----------

               Long term debt                                      $   294,850               $  208,735
               ----------------------------------------------------------------------------------------------

At the time of the Company's recapitalization on June 12, 2001, the Company's subsidiaries were party to 12 loan facilities, which consisted of senior and junior facilities, with aggregate outstanding principal balances of approximately $217,850. Interest rates under these loan facilities were adjusted quarterly and ranged from 1.125% to 3.0% above the London Interbank Offered Rate ("LIBOR"). Interest rates during the nine months ended September 30, 2000 ranged from 7.2% to 8.7% and 9.1% to 10.0% under the senior and junior loan facilities, respectively.


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

On June 15, 2001, all 12 loan facilities were fully repaid, $70,100 from the proceeds of the Company's Initial Public Offering and the remainder with borrowings made under a new credit facility (the "First Credit Facility"). The Company wrote off the unamortized deferred loan costs aggregating $1,184 associated with those facilities as an extraordinary expense. In June 2001, the Company terminated all of its interest rate swap agreements by paying the counterparties an aggregate amount of $1,822. This termination has been recorded in the statement of operations as other expense.

In June 2001 the Company entered into two new credit facilities. The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First

Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of September 30, 2001, the Company had $188,500 outstanding on the term loan and $21,100 outstanding on the revolving loan. The Company's obligations under the First Credit Facility are secured by 20 vessels, with an aggregate carrying value of $528,779 at September 30, 2001.

On June 27, 2001, the Company entered into an additional credit facility (the "Second Credit Facility") consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of September 30, 2001, the Company had $108,250 outstanding on the term loan and $50,000 outstanding on the revolving loan. The Company's obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of approximately $272,918 at September 30, 2001.

In August 2001, the Company entered into an interest rate swap agreement with a foreign bank to manage interest costs and the risk associated with changing interest rates. This swap had a notional principal amount of $100,000 and fixed interest rate exposure on 50% of its First Credit Facility, described below, to a fixed rate of 6.25%. The differential to be paid or received is recognized as an adjustment to interest expense as incurred from the interest rate swap's effective date of September 15, 2001. The swap agreement terminates on June 15, 2006. As of September 30, 2001, the outstanding notional principal amount on this swap agreement is $94,250.

Interest expense under all of the Company's credit facilities was $4,704 and $5,489 for the three months ended September 30 2001 and 2000, respectively; for the nine months ended September 30, 2001 and 2000, interest expense was $13,032 and $14,635, respectively.

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

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2001 and 2000 was $355 and $(67), respectively.

Based on borrowings as of September 30, 2001 aggregate maturities without any mandatory prepayments under the First Credit Facility and Second Credit Facility are the following:

--------------------------------------------------------------------------------------------------------------------
Year Ending December 31:                           First Credit Facility       Second Credit Facility       Total
--------------------------------------------------------------------------------------------------------------------
                                                               Revolving                     Revolving
                                                                Credit                        Credit
                                                 Term Loan     Facility       Term Loan      Facility

2001 (October 1, 2001 - December 31, 2001)       $   11,500   $        -     $     6,750   $         -    $   18,250

2002                                                 46,000            -          27,000             -        73,000

2003                                                 41,000            -          21,500             -        62,500

2004                                                 36,000            -          16,000             -        52,000

2005                                                 36,000            -          16,000             -        52,000

2006                                                 18,000       21,100          21,000        50,000       110,100
                                                 ----------   ------------   -----------   ------------   ----------

Total                                            $  188,500   $   21,100     $   108,250     $  50,000    $  367,850
                                                 ----------   ------------   -----------   ------------   ----------
--------------------------------------------------------------------------------------------------------------------

4. SUBSEQUENT EVENTS

On October 24, 2001, the Company entered into an interest rate swap agreement with a foreign bank to manage interest costs and the risk associated with changing interest rates. This swap had a notional principal amount of $54,125 and effectively fixes interest rate exposure on 50% of its Second Credit Facility to a fixed rate of 5.485%. The differential to be paid or received is recognized as an adjustment to interest expense as incurred from the interest rate swap's effective date of October 29, 2001. The swap agreement terminates on June 27, 2006.

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

The following is a discussion of the Company's financial condition and results of operations for the three months ended September 30, 2001 and 2000, and for the nine months ended September 30, 2001 and 2000. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

RESULTS OF OPERATIONS

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ---------------------------    --------------------------
                                                           2001           2000           2001            2000
                                                       -----------     -----------    -----------    -----------
INCOME STATEMENT DATA
   (Dollars in thousands, except per share data)
VOYAGE REVENUES
   Voyage revenues                                     $    61,932     $    37,674    $   150,812    $    85,963
OPERATING EXPENSES
   Voyage expenses                                          17,506           6,800         32,877         16,750
   Direct vessel expenses                                   13,285           6,682         27,200         16,762
   General and administrative expenses                       2,534           1,422          5,670          3,643
   Depreciation and amortization                            13,618           6,853         28,007         17,865
                                                       -----------     -----------    -----------    -----------
     Total operating expenses                               46,943          21,757         93,754         55,020
                                                       -----------     -----------    -----------    -----------
     Operating income                                       14,989          15,917         57,058         30,943
                                                       -----------     -----------    -----------    -----------
   Net interest expense                                      4,231           5,253         11,741         14,060
   Other expense                                             -                  --          1,822             --
                                                       -----------     -----------    -----------    -----------
     Income before extraordinary expense                    10,758          10,664         43,495         16,883
   Extraordinary expense                                         -              --          1,184             --
                                                       -----------     -----------    -----------    -----------
NET INCOME                                             $    10,758     $    10,664    $    42,311    $    16,883
                                                       ===========     ===========    ===========    ===========

   Basic and diluted earnings per share:
     Income before extraordinary expense               $      0.29     $      0.50    $      1.57    $      0.89
     Extraordinary expense                             $      -        $        --    $     (0.04)   $        --
                                                       -----------     -----------    -----------    -----------
     Net income                                        $      0.29     $      0.50    $      1.53    $      0.89
                                                       ===========     ===========    ===========    ===========
   Weighted average shares outstanding                  37,000,000      21,452,056     27,718,451     18,869,557

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                      -------------   ------------

BALANCE SHEET DATA at end of period
   (Dollars in thousands)
   Cash                                                $    16,610     $    23,523
   Total assets                                            873,215         438,922
   Total long-term debt                                    367,850         241,785

   Shareholders' equity                                    491,164         186,910

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER30,
                                                       ---------------------------     ---------------------------
                                                           2001           2000           2001            2000
                                                       ------------   ------------     ----------    -------------
OTHER FINANCIAL DATA
   (Dollars in thousands)
   Adjusted EBITDA (1)                                 $    28,607     $    22,770    $    85,066    $    48,808
   Net cash provided by operating activities                 5,292          15,237         51,999         31,017
   Net cash used in investing activities                  (200,389)        (19,954)      (261,343)       (85,842)
   Net cash provided by financing activities               137,436           3,970        202,431         63,433
   Capital expenditures
     Vessel purchases, including deposits                 (224,541)        (28,500)      (255,751)       (85,500)
     Drydocking                                               (200)         (2,214)        (3,783)        (3,261)
   Weighted average long-term debt                         324,050         233,010        259,077        230,074

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

The Company actively manages the deployment of its fleet between spot charters, which generally last from several days to several weeks, and time charters, which can last up to several years. A spot charter is generally a contract to carry a specific cargo from a load port to a discharge port for a fixed daily rate. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate. The Company primarily operates in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. The Company also currently operates three vessels in the Black Sea which it believes enables it to take advantage of opportunities in that market.

Margin analysis for the indicated items as a percentage of net voyage revenues for three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000 is set forth in the table below.

                        INCOME STATEMENT MARGIN ANALYSIS
                           (% of Net Voyage Revenues)

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                         ---------------------     ----------------------
                                                          2001           2000       2001            2000
                                                         --------   ----------     -------         ------
Net voyage revenues (1)                                    100%           100%       100%            100%
Operating expenses
Direct vessel expenses                                    29.9%          21.6%      23.1%           24.2%
General and administrative expenses                        5.7%           4.6%       4.8%            5.3%
Depreciation and amortization                             30.7%          22.2%      23.7%           25.8%
                                                         -------        -------    -------          -------
Total operating expenses                                  66.3%          48.4%      51.6%           44.7%
                                                         -------        -------    -------          -------
Operating income                                          33.7%          51.6%      48.4%           55.3%
Net interest expense                                       9.5%          17.0%      10.0%           20.3%
Other expense                                              0.0%           0.0%       1.5%            0.0%
Income before extraordinary expense                       24.2%          31.4%      36.9%           35.0%
Extraordinary expense                                      0.0%           0.0%       1.0%            0.0%
                                                         -------        -------    -------          -------
Net income                                                24.2%          31.4%      35.9%           35.0%
                                                         =======        =======    =======          =======
Adjusted EBITDA (2)                                       64.4%          73.8%      72.1%           70.5%

(1) Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of commissions and port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

             ---------------------------------------------------------------------------------------------------
                      Three Months Ended Nine Months Ended
                                                             September 20,                September 30,
             ---------------------------------------------------------------------------------------------------
                                                             2001           2000          2001           2000
                     Voyage Revenues                      $   61,932     $  37,674     $   150,812     $  85,963
                     Voyage Expenses                         (17,506)       (6,800)        (32,877)      (16,750)
                                                          ------------------------------------------------------
             NET VOYAGE REVENUES                          $   44,426     $  30,874     $   117,925     $  69,213
             ---------------------------------------------------------------------------------------------------

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

Corporate income and expenses, which include general and administrative and net interest expenses are allocated to vessels on a pro rata basis based on the number of months that a vessel was owned.

"Same Fleet" data consists of financial and operational data only from those vessels that were part of the Company's fleet for both complete periods under comparison. Management believes that this presentation facilitates a more accurate analysis of operational and financial performance of vessels after they have been completely integrated into the Company's operations. Same Fleet data is provided for comparison of the periods for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000. The vessels which comprise the Same Fleet for periods not directly compared are not necessarily the same. As a result, comparison of Same Fleet data provided for periods which are not directly compared in the table below will not yield meaningful results.


                               SAME FLEET ANALYSIS

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ------------------------       ------------------------
                                                          2001            2000            2001           2000
                                                         --------        --------       --------        --------
INCOME STATEMENT DATA
(dollars in thousands)
Net voyage revenues                                       23,929         28,653          74,819          60,821
Direct vessel expenses                                     7,147          6,403          16,438          15,298

INCOME STATEMENT MARGIN ANALYSIS
(% of net voyage revenues)
Direct vessel expenses                                      29.9%          22.3%           22.0%           25.2%
Adjusted EBITDA                                             65.2%          73.0%           73.7%           69.5%

OTHER FINANCIAL DATA
(dollars in thousands)
Adjusted EBITDA                                           15,606         20,929          55,155          42,274

FLEET DATA
Weighted average number of vessels                          13.0           13.0            11.0            11.0
Total calendar days for fleet                              1,196          1,196           3,003           3,014
Total voyage days for fleet                                1,146          1,126           2,866           2,921
Total time charter days for fleet                            336            580           1,222           1,547
Total spot market days for fleet                             810            546           1,644           1,374
Capacity utilization                                        95.8%          94.1%           95.4%           96.9%

AVERAGE DAILY RESULTS
TCE                                                       20,880         25,446          26,106          20,822
Direct vessel expenses                                     5,976          5,354           5,474           5,076
Adjusted EBITDA                                           13,048         17,499          18,367          14,026


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

VOYAGE REVENUES -- Voyage revenues increased by approximately $24.2 million, or 64.4%, to approximately $61.9 million for the three months ended September 30, 2001 compared to approximately $37.7 million for the three months ended September 30, 2000. This increase is primarily due to the increase in the number of vessels in the fleet. The rates for the three months ended September 30, 2001 were lower than those for the three months ended September 30, 2000 and June 30, 2001. Rates during October 2001 improved relative to those realized during the three months ended September 30, 2001 but were lower than the average rates realized during the nine months ended September 30, 2001.

VOYAGE EXPENSES -- Voyage expenses increased approximately $10.7 million, or 157%, to approximately $17.5 million for the three months ended September 30, 2001 compared to approximately $6.8 million for the three months ended September 30, 2000. This increase is primarily due to the increase in the number of vessels in the fleet as well as the mix of deployment of vessels operating on time charter contracts or in the spot market.

NET VOYAGE REVENUES -- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by approximately $13.5 million, or 43.9%, to approximately $44.4 million for the three months ended September 30,

2001 compared to approximately $30.9 million for the three months ended September 30, 2000. The total increase in net voyage revenues of approximately $13.5 million resulted from a decrease of approximately $4.7 million in our Same Fleet revenues, and approximately $18.2 million from the acquisition of 15 vessels subsequent to September 30, 2000. The Company acquired the Genmar Alexandra, Genmar Hector, Genmar Pericles, West Virginia, Kentucky, and Genmar Spirit in June 2001, the Genmar Prince, Genmar Nestor, Genmar Star, Genmar Trust, Genmar Champion and Genmar Leonidas in July 2001, and the Genmar Trader, Genmar Endurance and Genmar Challenger in August 2001. The weighted average number of vessels in the Company's fleet increased 95.4% to 27.0 vessels for the three months ended September 30, 2001 compared to 13.8 vessels for the three months ended September 30, 2000.

On an Overall Fleet Basis:

     - Average daily time charter equivalent rate per vessel decreased by approximately $6,213, or 24.2%, to approximately $19,494 for the three months ended September 30, 2001 ($18,834 Aframax, $22,365 Suezmax) compared to approximately $25,707 for the three months ended September 30, 2000 ($24,975 Aframax, $27,088 Suezmax).

     - Approximately $10.6 million, or 23.8%, of net voyage revenue was generated by time charter contracts ($10.6 million Aframax, $0.0 Suezmax) and approximately $33.8 million, or 76.2%, was generated in the spot market ($24.3 million Aframax, $9.5 million Suezmax) for the three months ended September 30, 2001, compared to approximately $10.0 million, or 32.4%, of our net voyage revenue generated by time charter contracts ($6.4 million Aframax, $3.6 million Suezmax), and approximately $20.9 million, or 67.6%, generated in the spot market ($13.2 million Aframax, $7.7 million Suezmax) for the three months ended September 30, 2000.

     - Vessels operated an aggregate of 463 days, or 20.3%, on time charter contracts (463 days Aframax, 0 days Suezmax) and 1,816 days, or 79.7%, in the spot market (1,390 days Aframax, 426 days Suezmax) for the three months ended September 30, 2001, compared to 580 days, or 48.3%, on time charter contracts (414 days Aframax, 166 days Suezmax) and 621 days, or 51.7%, in the spot market (371 days Aframax, 250 days Suezmax) for the three months ended September 30, 2000.

     - Average daily time charter rates were approximately $22,800 for the three months ended September 30, 2001 ($22,800 Aframax, $0 Suezmax) compared to average daily time charter rates of approximately $17,267 for the three months ended September 30, 2000 ($15,486 Aframax, $21,709 Suezmax). This increase is due to the expiration of some time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

     - Average daily spot rates were approximately $18,650 for the three months ended September 30, 2001 ($17,500 Aframax, $22,350 Suezmax), compared to average daily spot rates of approximately $33,589 for the three months ended September 30, 2000 ($35,566 Aframax, $30,655 Suezmax). This decrease is the result of an overall decline in tanker rates for the three months ended September 30, 2001 compared to the tanker market for the three months ended September 30, 2000.

The following summarizes the portion of the Company's fleet that was on time charter as of September 30, 2001:

                        ------------------------------------------------------------------
                                 Vessel                Expiration Date       Daily Rate**
                        ------------------------------------------------------------------
                        Genmar Ajax*                August 12, 2003          $   23,000

                        Genmar George*              May 24, 2003             $   19,276

                        Genmar Commander*           February 20, 2002        $   24,300

                        Genmar Sun*                 February 20, 2002        $   23,900***

                        Genmar Boss*                September 24, 2002           ****

                        Genmar Prince               January 12, 2002         $   23,500
                        ------------------------------------------------------------------

     *    "Same Fleet" vessel

     **   Includes commissions of 1.25%

     *** The charter provides for a floating rate based on weekly spot market related rates, which can be no less than $23,900 per day.

     **** The charter provides for a floating rate based on weekly spot market related rates.

Three of the Company's vessels are currently on time charters which expire prior to March 31, 2002. The Company has not determined whether to deploy these vessels on new time charters or in the spot market upon expiration of these time charters. It intends evaluate this question as these expiration dates approach in light of market conditions at the time.


Of the Company's net voyage revenues for the three months ended September 30, 2001 of approximately $44.4 million, approximately $23.9 million was attributable to its Same Fleet. Same Fleet for the three months ended September 30, 2001 and 2000 consisted of 13 vessels, nine Aframax vessels and four Suezmax vessels. Same Fleet net voyage revenues decreased by approximately $4.7 million, or 16.5%, to approximately $23.9 million for the three months ended September 30, 2001 compared to approximately $28.6 million for the three months ended September 30, 2000, attributable to a decrease in revenues from both time charter contracts and spot market. The decrease in revenues from time charter contracts for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 occurred notwithstanding the increase in Same Fleet average daily time charter rates as Same Fleet vessels operated for fewer days on time charter contracts during the three months ended September 30, 2001.

On a Same Fleet Basis:

     - Average daily time charter equivalent rate per vessel decreased by approximately $4,600, or 17.9%, to approximately $20,900 for the three months ended September 30, 2001 ($20,050 Aframax, $22,850 Suezmax) compared to approximately $25,446 for the three months ended September 30, 2000 ($24,975 Aframax, $26,532 Suezmax).

     - Approximately $7.6 million, or 31.7%, of net voyage revenue was generated by time charter contracts ($7.6 million Aframax, $0 Suezmax) and approximately $16.3 million, or 68.3%, was generated in the spot market ($8.7 million Aframax, $7.6 million Suezmax) for the three months ended September 30, 2001, compared to approximately $10.0 million, or 35%, of our net voyage revenue generated by time charter contracts ($6.4 million Aframax, $3.6 million Suezmax), and approximately $18.6 million, or 65%, generated in the spot market ($13.2 million Aframax, $5.4 million Suezmax) for the three months ended September 30, 2000.

     - Vessels operated an aggregate of 336 days, or 29.3%, on time charter contracts (336 days Aframax, 0 days Suezmax) and 810 days or 70.7%, in the spot market (476 days Aframax, 334 days Suezmax) for the three months ended September 30, 2001, compared to 580 days, or 51.5%, on time charter contracts (414 days Aframax, 166 days Suezmax) and 546 days, or 48.5%, in the spot market (371 days Aframax, 175 days Suezmax) for the three months ended September 30, 2000.

     - Average daily time charter rates were approximately $22,580 for the three months ended September 30, 2001 ($22,580 Aframax, $0 Suezmax) compared to average daily time charter rates of approximately $17,267 for the three months ended September 30, 2000 ($15,486 Aframax, $21,709 Suezmax). This increase is due to the expiration of some time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

     - Average daily spot rates were approximately $20,176 for the three months ended September 30, 2001 ($18,298 Aframax, $22,851 Suezmax), compared to average daily spot rates of approximately $34,136 for the three months ended September 30, 2000 ($35,566 Aframax, $31,104 Suezmax). This decrease is the result of an overall decline in tanker rates for the three months ended September 30, 2001 compared to the tanker market for the three months ended September 30, 2000.

DIRECT VESSEL EXPENSES -- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by approximately $6.6 million, or 98.8% to approximately $13.3 million for the three months ended September 30, 2001 compared to approximately $6.7 million for the three months ended September 30, 2000. This increase is primarily due to the growth of the fleet. On a daily basis, direct vessel expenses per vessel increased by approximately $315 to approximately $5,572 for the three months ended September 30, 2001 ($5,200 Aframax, $7,132 Suezmax) compared to approximately $5,257 for the three months ended September 30, 2000 ($5,158 Aframax, $5,442 Suezmax). Same Fleet direct vessel expenses increased $0.7 million, or 11.6%, to approximately $7.1 million for the three months ended September 30, 2001 compared to $6.4 million the three months ended September 30, 2000. This increase is primarily the result of UOT restocking provisions and stores of these vessels upon assuming of technical management from an unrelated third party management company. On a daily basis, Same Fleet direct vessel expenses per vessel increased approximately $622 to approximately $5,976 ($5,670 Aframax, $6,663 Suezmax) compared to approximately $5,354 ($5,158 Aframax, $5,794 Suezmax) for the three months ended September 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by approximately $1.1 million, or 78.2%, to approximately $2.5 million for the three months ended September 30, 2001 compared to approximately $1.4 million for the three months ended September 30, 2000. This increase is primarily due to an increase in payroll expenses reflecting the increase in the number of personnel in connection with the growth of the fleet for three months ended September 30, 2001 compared to the three months ended September 30, 2000. Daily general and administrative expenses decreased approximately $56 or 5.0% to $1,063 for the three months ended September 30, 2001 compared to $1,119 for the three months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization, which includes depreciation of vessels as well as amortization of dry docking and special survey costs and loan fees, increased by approximately $6.7 million, or 98.7%, to $13.6 million for the three months ended September 30, 2001 compared to approximately $6.9 million for the three months ended September 30, 2000. This increase is primarily due to the growth of the fleet for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

NET INTEREST EXPENSE -- Net interest expense decreased by approximately $1.1 million, or 19.5%, to approximately $4.2 million for the three months ended September 30, 2001 compared to approximately $5.3 million for the three months ended September 30, 2000. This decrease is primarily the result of lower interest rates associated with the Company's variable interest rate debt.

NET INCOME -- Net income was approximately $10.8 million for the three months ended September 30, 2001 compared to a net income of approximately $10.7 million for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

VOYAGE REVENUES -- Voyage revenues increased by approximately $64.8 million, or 75.4%, to approximately $150.8 million for the nine months ended September 30, 2001 compared to approximately $86.0 million for the nine months ended September 30, 2000. This increase is primarily due to the increase in the number of vessels in the fleet.

VOYAGE EXPENSES -- Voyage expenses increased approximately $16.1 million, or 96.3%, to approximately $32.9 million for the nine months ended September 30, 2001 compared to approximately $16.8 million for the nine months ended September 30, 2000. This increase is primarily due to the increase in the number of vessels in the fleet as well as the mix of deployment of vessels operating on time charter contracts or in the spot market.

NET VOYAGE REVENUES -- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by approximately $48.7 million, or 70.4%, to approximately $117.9 million for the nine months ended September 30, 2001 compared to approximately $69.2 million for the nine months ended September 30, 2000. The total increase in net voyage revenues of approximately $48.7 million resulted from an increase of approximately $14.0 million in Same Fleet revenues, approximately $14.6 million from vessels that were part of the fleet during a portion of the nine months ended September 30, 2000 and as a result were not considered Same Fleet, and approximately $20.1 million from vessels acquired subsequent to September 30, 2000. The Company acquired the Genmar Zoe in May 2000, the Genmar Macedon in June 2000, the Genmar Spartiate in July 2000, the Genmar Alexandra, Genmar Hector, Genmar Pericles, West Virginia, Kentucky, and Genmar Spirit in June 2001, the Genmar Prince, Genmar Nestor, Genmar Star, Genmar Trust, Genmar Champion and Genmar Leonidas in July 2001, and the Genmar Trader,

Genmar Endurance and Genmar Challenger in August 2001. The weighted average number of vessels in the Company's fleet increased 95.4% to 27.0 vessels for the nine months ended September 30, 2001 compared to 13.8 vessels for the nine months ended September 30, 2000.

On an Overall Fleet Basis:

     - Average daily time charter equivalent rate per vessel increased by approximately $3,338, or 15.4%, to approximately $24,960 for the nine months ended September 30, 2001 ($23,541 Aframax, $29,063 Suezmax) compared to approximately $21,622 for the nine months ended September 30, 2000 ($20,572 Aframax, $24,893 Suezmax).

     - Approximately $34.0 million, or 28.8%, of net voyage revenue was generated by time charter contracts ($31.5 million Aframax, $2.4 Suezmax) and approximately $84.0 million, or 71.2%, was generated in the spot market ($51.1 million Aframax, $32.9 million Suezmax) for the nine months ended September 30, 2001, compared to approximately $26.5 million, or 38.2%, of net voyage revenue generated by time charter contracts ($16.7 million Aframax, $9.8 million Suezmax), and approximately $42.7 million, or 61.8%, generated in the spot market ($33.1 million Aframax, $9.6 million Suezmax) for the nine months ended September 30, 2000.

     - Vessels operated an aggregate of 1,364 days, or 28.9%, on time charter contracts (1,267 days Aframax, 97 days Suezmax) and 3,361 days or 71.1%, in the spot market (2,244 days Aframax, 1,117 days Suezmax) for the nine months ended September 30, 2001, compared to 1,547 days, or 48.3%, on time charter contracts (1,090 days Aframax, 457 days Suezmax) and 1,654 days, or 51.7%, in the spot market (1,333 days Aframax, 321 days Suezmax) for the nine months ended September 30, 2000.

     - Average daily time charter rates were approximately $24,890 for the nine months ended September 30, 2001 ($24,893 Aframax, $24,851 Suezmax) compared to average daily time charter rates of approximately $17,103 for the nine months ended September 30, 2000 ($15,327 Aframax, $21,340 Suezmax). This increase is due to the expiration of some time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

     - Average daily spot rates were approximately $24,988 for the nine months ended September 30, 2001 ($22,777 Aframax, $29,429 Suezmax), compared to average daily spot rates of approximately $25,849 for the nine months ended September 30, 2000 ($24,861 Aframax, $29,952 Suezmax).

Of the Company's net voyage revenues of approximately $117.9 million, approximately $74.8 million was attributable to the Same Fleet. Our Same Fleet for the nine months ending September 30, 2001 and 2000 consisted of 11 vessels, nine Aframax vessels and two Suezmax vessels. Same Fleet net voyage revenues increased by approximately $14.0 million, or 23%, to approximately $74.8 million for the nine months ended September 30, 2001 compared to approximately $60.8 million for the nine months ended September 30, 2000. This increase is attributable to increases in spot and time charter tanker rates for the nine months ended September 30, 2001 compared to those for the nine months ended September 30, 2000.

On a Same Fleet Basis:

     - Average daily time charter equivalent rate per vessel increased by approximately $5,284, or 25.4%, to approximately $26,106 for the nine months ended September 30, 2001 ($26,154 Aframax, $25,862 Suezmax) compared to approximately $20,822 for the nine months ended September 30, 2000 ($20,572 Aframax, $22,039 Suezmax).

     - Approximately $30.7 million, or 41.0%, of net voyage revenue was generated by time charter contracts ($28.3 million Aframax, $2.4 Suezmax) and approximately $44.2 million, or 59.0%, was generated in the spot market ($34.3 million Aframax, $9.9 million Suezmax) for the nine months ended September 30, 2001, compared to approximately $26.5 million, or 43.6%, of net voyage revenue generated by time charter contracts ($16.7 million Aframax, $9.8 million Suezmax), and approximately $34.3 million, or 56.4%, generated in the spot market ($33.1 million Aframax, $1.2 million Suezmax) for the nine months ended September 30, 2000.

     - Vessels operated an aggregate of 1,222 days, or 42.6%, on time charter contracts (1,125 days Aframax, 97 days Suezmax) and 1,644 days or 57.4%, in the spot market (1,266 days Aframax, 378 days Suezmax) for the nine months ended September 30, 2001, compared to 1,547 days, or 53%, on time charter contracts (1090 days Aframax, 457 days Suezmax) and 1,374 days, or 47%, in the spot market (1,333 days Aframax, 41 days Suezmax) for the nine months ended September 30, 2000.

     - Average daily time charter rates were approximately $25,091 for the nine months ended September 30, 2001 ($25,111 Aframax, $24,851 Suezmax) compared to average daily time charter rates of approximately $17,103 for the nine months ended September 30, 2000 ($15,327 Aframax, $21,340 Suezmax). This increase is due to the expiration of some time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

     - Average daily spot rates were approximately $26,860 for the nine months ended September 30, 2001 ($27,081 Aframax, $26,121 Suezmax), compared to average daily spot rates of approximately $25,009 for the nine months ended September 30, 2000 ($24,861 Aframax, $29,824 Suezmax).

DIRECT VESSEL EXPENSES -- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by approximately $10.4 million, or 62.3% to approximately $27.2million for the nine months ended September 30, 2001 compared to approximately $16.8 million for the nine months ended September 30, 2000. This increase is primarily due to the growth of the fleet as well as providing newly acquired vessels with initial provisions and stores and restoring the inventories of provisions and stores of "Same Fleet" vessels newly managed by UOT. On a daily basis, direct vessel expenses per vessel per day increased by approximately $381 to approximately $5,444 for the nine months ended September 30, 2001 ($5,110 Aframax, $6,333 Suezmax) compared to approximately $5,063 for the nine months ended September 30, 2000 ($4,826 Aframax, $5,753 Suezmax). Same Fleet direct vessel expenses increased $1.1 million, or 7.4%, to approximately $16.4 million for the nine months ended September 30, 2001 compared to $15.3 million the nine months ended September 30, 2000. This increase is primarily the result of UOT restoring the inventory of provisions and stores of these vessels to a more appropriate level, upon assuming of technical management of these vessels from an unrelated third party management company. On a daily basis Same Fleet direct vessel expenses per vessel per day increased approximately $398 to approximately $5,474 ($5,300 Aframax, $6,250 Suezmax) compared to approximately $5,076 ($4,826 Aframax, $6,200 Suezmax) for the nine months ended September 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by approximately $2.1 million, or 55.6%, to approximately $5.7 million for the nine months ended September 30, 2001 compared to approximately $3.6 million for the nine months ended September 30, 2000. This increase is primarily due to an increase in payroll expenses reflecting the increase in the number of our personnel in connection with the growth of the fleet for nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Daily general and administrative expenses increased approximately $35 or 3% to $1,135 for the nine months ended September 30, 2001 compared to approximately $1,100 for the nine months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization, which includes depreciation of vessels as well as amortization of dry docking and special survey costs and loan fees and goodwill associated with the Company's acquisition of UOT, increased by approximately $10.1million, or 56.8%, to $28.0 million for the nine months ended September 30, 2001 compared to approximately $17.9 million for the nine months ended September 30, 2000.

NET INTEREST EXPENSE -- Net interest expense decreased by approximately $2.4 million, or 16.5%, to approximately $11.7 million for the nine months ended September 30, 2001 compared to approximately $14.1 million for the nine months ended September 30, 2000. This decrease is primarily the result of lower interest rates associated with the Company's variable interest rate debt.

OTHER EXPENSE - The Company incurred a non-recurring expense of approximately $1.8 million relating to the termination of interest rate swap agreements associated with certain prior loans during the nine months ended September 30, 2001. No such expense occurred during the nine months ended September 30, 2000.

EXTRAORDINARY EXPENSE - The Company incurred an extraordinary expense of approximately $1.2 million related to the write off of remaining capitalized loan costs associated with existing loans to the Company, which were refinanced during the nine months ended September 30, 2001. No such expense occurred during the nine months ended September 30, 2000.

NET INCOME -- Net income was approximately $42.3 million for the nine months ended September 30, 2001 compared to a net income of approximately $16.9 million for the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Since the Company's formation, the principal source of funds has been equity financings, cash flows from operating activities and long-term borrowings. The principal use of funds has been capital expenditures to establish and grow the fleet, maintain the quality of vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and make principal repayments on outstanding loan facilities. The Company expects to rely upon operating cash flows as well as long-term borrowings, and future offerings to implement the Company's growth plan. The Company believes that its cash flows from operating activities and long-term borrowings will be sufficient to meet its liquidity needs for the next 12 months. On June 12, 2001, the Company completed its initial public offering, which resulted in net proceeds of approximately $128.0 million. These proceeds were primarily used to partially repay existing indebtedness of approximately $70.1 million and to partially finance certain vessel acquisitions of approximately $47.5 million.

The Company's practice has been to acquire vessels using a combination of funds received from equity investors and bank debt secured by mortgages on the vessels, as well as shares of the Company's common stock. From its inception in February 1997 through December 31, 2000, the Company acquired 14 vessels for an aggregate amount of approximately $452.1 million, which was financed by approximately $327.6 million in bank debt with the balance financed through equity contributions. Subsequent to the initial public offering, the Company acquired 15 vessels for cash and shares of the Company's common stock. The Company's business is capital intensive and its future success will depend on its ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management's expectation of future market conditions as well as its ability to acquire vessels on favorable terms.

Cash decreased to approximately $16.6 million as of September 30, 2001 compared to approximately $23.5 million as of December 31, 2000. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital deficit was approximately $34.0 million as of September 30, 2001, compared to a working capital deficit of approximately $4.0 million as of December 31, 2000. The current portion of long-term debt included in our current liabilities was $73.0 million as of September 30, 2001 and approximately $33.1 million as of December 31, 2000. We believe that our future cash flows will satisfy our working capital needs.

Adjusted EBITDA, as defined in note 2 to the "Income Statement Margin Analysis" table above increased by approximately $36.3 million, or 74.4%, to approximately $85.1 million for the nine months ended September 30, 2001 from approximately $48.8 million for the nine months ended September 30, 2000, this increase is primarily due to the growth of the fleet as well as improvements in tanker rates for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. On a daily basis, Adjusted EBITDA per vessel increased by approximately $2,286, or 15.5%, to approximately $17,027 for the nine months ended September 30, 2001 from approximately $14,741 for the nine months ended September 30, 2000. Same Fleet Adjusted EBITDA increased by approximately $12.9 million, or 30.5%, to approximately $55.2 million for the nine months ended September 30, 2001 from approximately $42.3 million for the nine months ended September 30, 2000. Same Fleet daily Adjusted EBITDA increased to approximately $18,367 from approximately $14,026 for the same periods.

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

The First credit facility is a $300 million facility, comprised of a $200 million term loan and a $100 million revolving loan, which has a five-year maturity and is to be secured by 20 vessels. The Second facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan, which has a five-year maturity and is secured by nine vessels. Each term loan requires quarterly principal repayments. The principal of each revolving loan is payable upon maturity. Both the term loans and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. The Company is required to pay a fee for the unused portion of each of the revolving loans on a quarterly basis. The Company uses interest rate swaps to manage the impact of interest rate changes on earnings and cash flows (See Item 3.)

Our scheduled principal repayments for each of the term loans under our First and Second credit facilities are as follows:

                            PRINCIPAL PAYMENTS (DOLLARS IN MILLIONS)
------------------------------------------------------------------------------------------------
                                                                                 TOTAL
                                  FIRST                  SECOND                PRINCIPAL
YEAR                             FACILITY               FACILITY               REPAYMENTS
------------------------------------------------------------------------------------------------
Fourth Quarter 2001                11.5                     6.8                   18.3
2002                               46.0                    27.0                   73.0
2003                               41.0                    21.5                   62.5
2004                               36.0                    16.0                   52.0
2005                               36.0                    16.0                   52.0
2006                               18.0                    21.0                   39.0
------------------------------------------------------------------------------------------------

In addition to vessel acquisition, other major capital expenditures include funding the Company's maintenance program of regularly scheduled dry docking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels that are younger than 15 years are to be dry docked every five years, while vessels 15 years or older are to be dry docked every 2.5 years. The estimated dry docking costs for the Company's 29-vessel fleet through 2005 are as follows.

                                 ESTIMATED DRY DOCKING COSTS (DOLLARS IN MILLIONS)
                                -----------------------------------------------------
                                                                       29
                                                                     VESSEL
                                YEAR                                 FLEET
                                -----------------------------------------------------
                                2001                                   3.8
                                2002                                   7.3
                                2003                                   6.3
                                2004                                   8.2
                                2005                                   8.9
                                -----------------------------------------------------

The table below indicates the estimated dry docking schedule through 2005 for the Company's 29 vessel fleet. Each dry docking is estimated to require approximately 30 days. In addition to the incurrence of costs described above, a dry docking results in off hire time for a vessel. Off hire time includes the actual time the vessel is in the shipyard as well as ballast time to the ship yard from the port of last discharge.

                                --------------------------- -------------------------
                                                                   29 VESSEL
                                                                     FLEET
                                --------------------------- -------------------------
                                2001
                                   Aframax                             2
                                   Suezmax                             2
                                2002
                                   Aframax                             11
                                   Suezmax                             1
                                2003
                                   Aframax                             5
                                   Suezmax                             2
                                2004
                                   Aframax                             10
                                   Suezmax                             3

                                2005
                                   Aframax                             10
                                   Suezmax                             2
                                --------------------------- -------------------------

The ability to meet this maintenance schedule will depend on the Company's ability to generate sufficient cash flows from operations or to secure additional financing.

Net cash provided by operating activities increased 67.6% to approximately $52.0 million for the nine months ended September 30, 2001, compared to approximately $31.0 million for the nine months ended September 30, 2000. This increase is primarily attributable to the increase in net income.

Net cash used in investing activities increased to approximately $261.3 million for the nine months ended September 30, 2001 compared to approximately $85.8 million for the nine months ended September 30, 2000. This increase is primarily due to the use of cash for the purchase of 10 vessels during the nine months ended September 30, 2001 compared to the purchase of three vessels during the nine months ended September 30, 2000.

Net cash provided by financing activities was approximately $202.4 million for the nine months ended September 30, 2001 compared to approximately $63.4 million provided by financing activities for the nine months ended September 30, 2000. The increase in cash provided by financing activity relates to the following:

     - Net proceeds from borrowings under long-term debt were approximately $386.1 million for the nine months ended September 30, 2000, compared to $70.5 million during the nine months ended September 30, 2001.

     - Principal repayments of long-term debt were approximately $305.9 million for the nine months ended September 30, 2001 compared to approximately $22.6 million for the nine months ended September 30, 2000. This change is the result of refinancing the Company's prior loans as well as the repayment of loans associated with five vessels, which the Company acquired.

     - Proceeds from the issuance of common stock in the Company's initial public offering were $128.0 million during the nine months ended September 30, 2001, compared to capital contributions from shareholders of approximately $15.5 million during the nine months ended September 30, 2000.

        The Company's operation of ocean-going vessels carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. The Company's current insurance coverage includes (i) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (ii) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (iii) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (iv) loss of hire insurance for loss of revenue for up to 90 or 120 days resulting from vessel off-hire for all of our vessels. In light of overall economic conditions as well as recent international events and the related risks with respect to the operation of ocean-going vessels and transportation of crude oil, the Company expects that it will be required to pay higher premiums with respect to its insurance coverage in 2002 and will be subject to increased supplemental calls with respect to its protection and indemnity insurance coverage payable to protection and indemnity associations in amounts based on its own claim records as well as the claim records of the other members of the protection and indemnity associations related to prior years of operations. The Company believes that the increase in insurance premiums and supplemental calls is industry wide and does not believe that it will have a material adverse impact on vessel operations or overall financial performance. To the extent such costs cannot be passed along to the Company's customers, such costs will reduce the Company's operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

The Company is exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to the Company's debt. At September 30, 2001, the Company had $367.9 million of floating rate debt with a margin over LIBOR of 1.5% compared to $241.8 million at December 31, 2000 of floating rate debt with margins over LIBOR ranging from 1.125% to 3.00%.


The Company uses interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and are recognized as an adjustment to interest expense. As of December 31, 2000, the Company was party to interest rate swap agreements having an aggregate notional amount of $85.5 million, which effectively fixed LIBOR on a like amount of principal at rates ranging from 6.2% to 7.0%. In June 2001, the Company terminated these existing interest rate swap agreements in connection with its refinancing. In August 2001, the Company entered into a new interest rate swap agreement, which effectively fixed LIBOR on a portion of its floating rate debt at 4.75%. As of September 30, 2001, the outstanding notional principal amount on this swap agreement is $94.25 million. If the Company terminates this swap agreement prior to its maturity, it may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of September 30, 2001 the fair value of the swap was a liability to the Company of $1.9 million.

A one percent increase in LIBOR would increase interest expense on the portion of the Company's $273.6 million outstanding floating rate indebtedness that is not hedged by approximately $2.7 million per year from September 30, 2001.


FOREIGN EXCHANGE RATE RISK

The international tanker industry's functional currency is the U.S. dollar. As virtually all of our revenues and most of our operating costs are in U.S. dollars, we believe that our exposure to foreign exchange risk is insignificant.

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in the legal proceedings described below, descriptions of which were provided by the Company under Item 1 of Part II of its Quarterly Report on Form 10-Q for the period ended June 30, 2001. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

The Company time chartered one of its vessels, the HARRIET, to an affiliate of OMI Corporation in September 1997, for a period of four years plus or minus 30 days. Under the charter, the Company had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days' written notice with a payment of $1.0 million to the charterer, which payment has been made by the Company. On October 2, 2000, the Company gave notice to the charterer that this option was being exercised. Subsequently, it was calculated that redelivery was to take place on February 2, 2001. In January 2001, the charterer indicated that it was not possible to complete a laden voyage by such date. The charterer asserted that the vessel would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. The charterer demanded arbitration and, under protest, redelivered the vessel to the Company on January 14, 2001. The charterer has alleged that it is entitled to damages in the amount of $1,942,533, exclusive of interest and costs, as a result of its inability to commence and complete another voyage. The Company's position is that pursuant to the terms of the charter and the existing law, the charterer was not entitled to commence another voyage if the vessel could not reasonably be redelivered prior to the redelivery date. The Company believes that the charterer's anticipatory breach of the charter has damaged it. The parties agreed to arbitration in the State of New York and nominated a sole arbitrator. The parties have exchanged correspondence expressing differing views of the law and the facts of the matter and have made various settlement offers. At a hearing held before the arbitrator on October 3, 2001, the charterer presented witnesses and other evidence in support of its claim. A tentative hearing date has been set for November 20, 2001, for the Company to present witnesses and other evidence in response to the charterer's presentation.

On March 14, 2001, the GENMAR HECTOR experienced severe weather while unloading at the BP Amoco Co. terminal in Texas City, Texas. As a result of heavy winds, the vessel became separated from the terminal. The terminal's loading arms were damaged and there was a discharge of approximately 200 to 300 barrels of oil. The U.S. Coast Guard has determined that this oil originated from the terminal and that BP Amoco is the responsible party for the discharge under the Oil Pollution Act of 1990, although BP Amoco retains a right of contribution against the vessel. The protection and indemnity association for this vessel, which provides insurance coverage for such incidents, issued a letter to BP Amoco Co. guaranteeing the payment of up to $1.5 million for any damages for which this vessel may be found liable. On or around August 2, 2001, Valero Refining Company-Texas and Valero Marketing & Supply Co., co-lessors with BP Amoco of the BP Amoco terminal, intervened in the lawsuit, asserting claims against the Company and BP Amoco in the aggregate amount of approximately $3.2 million. On or around September 28, 2001, BP Amoco amended its complaint to increase the aggregate amount of its claims against the Company from approximately $1.5 million to approximately $3.2 million. BP Amoco asserted that such increase is due to subsequent demurrage claims made against BP Amoco by other vessels whose voyages were delayed or otherwise affected by the incident. The Company believes that the claims asserted by BP Amoco are generally the same as those asserted by Valero Refining Company-Texas and Valero Marketing & Supply Co. and that, as a result, the aggregate amount of such claims taken together will be approximately $3.2 million. Additional claims have been asserted for damage resulting from the spill, but these claims are well within insurance limits and the Company does not expect any additional claims to approach those limits. Accordingly, the Company believes that this incident will have no material effect on the value of the GENMAR HECTOR or on its results of operations following the acquisition of this vessel.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) CHANGES IN SECURITIES.

     None

     (b) USE OF PROCEEDS. Pursuant to a Registration Statement on Form S-1 (Registration No. 333-49814) that was declared effective by the Securities and Exchange Commission on June 12, 2001, 8,000,000 shares of the Company's common stock, par value $0.01 per share, which were sold in connection with the Company's initial public offering, were registered under the Securities Act of 1933, as amended. Information regarding the proceeds of this offering was provided by the Company under Item 2(b) of Part II of its Quarterly Report on Form 10-Q for the period ended June 30, 2001. During the three months ended September 30, 2001, approximately $17.5 million of the remaining net proceeds were used to acquire the nine vessels purchased in the three months ended September 30, 2001 and approximately $1.5 million of the remaining net proceeds the Company received in connection with the initial public offering was used for general corporate purposes. The Company currently anticipates using approximately $0.8 million of the remaining net proceeds as payment for the remaining portion of the purchase price of United Overseas Tankers Ltd., a technical management corporation located in Piraeus, Greece. The Company currently intends to use the remainder of the net proceeds for general corporate purposes.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

         2.1  Plan of Recapitalization. (1)

         2.2 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Ajax Limited Partnership, the limited partners of Ajax Limited Partnership, Genmar Ajax Ltd., Peter C. Georgiopoulos, Genmar Ajax Corporation and GMC Administration Ltd.
              (2)

         2.3 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings, Ltd., Ajax II, L.P., the limited partners of Ajax II, L.P., Ajax II LLC, Peter C. Georgiopoulos, Genmar Ajax II Corporation and GMC Administration Ltd. (2)

         2.4 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Ajax II, L.P., the limited partners of Boss, L.P., Genmar Boss Ltd., Peter C. Georgiopoulos, Genmar Boss Corporation and GMC Administration Ltd. (2)

         2.5 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., General Maritime I, L.P., the limited partners of General Maritime I, L.P., General Maritime I Corporation, Peter
              C. Georgiopoulos, Genmar Maritime I Corporation and GMC Administration Ltd., and amendment thereto. (1)

         2.6 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., General Maritime II, L.P., the limited partners of General Maritime II, L.P., General Maritime II Corporation, Peter C. Georgiopoulos, Genmar Maritime II Corporation and GMC Administration Ltd. (2)

         2.7 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Harriet, L.P., the limited partners of Harriet, L.P., General Maritime III Corporation, Peter C. Georgiopoulos, Genmar Harriet Corporation and GMC Administration Ltd. (2)

         2.8 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., and Pacific Tankship, L.P., the limited partners of Pacific Tankship, L.P., Genmar Pacific Ltd., Peter C. Georgiopoulos, Genmar Pacific Corporation and GMC Administration Ltd. (2)

         2.9 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Genmar Alexandra, LLC Genmar II, LLC, Equili Company, L.P., Equili Company, LLC, Equili Company II, L.P. and Equili Company II, LLC. (2)

         2.10 Vessel Contribution Agreement, dated April 26, 2001, between General Maritime Ship Holdings Ltd. and Blystad Shipholding Inc., Liberia. (2)

         2.11 Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc., Liberia and General Maritime Ship Holdings Ltd.
              (2)

         2.12 Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc., Liberia and General Maritime Ship Holdings Ltd.
              (2)

         2.13 Vessel Contribution Agreement, dated May 25, 2001, between General Maritime Ship Holdings Ltd. and KS Stavanger Prince. (2)

         2.14 Memorandum of Agreement, dated May 4, 2001, between KS Stavanger Prince and General Maritime Ship Holdings Ltd. (2)

         2.15 Letter Agreement, dated May 25, 2001, between General Maritime Ship Holdings, Ltd. and Peter C. Georgiopoulos relating to the acquisition of the old Maritime Corporation. (2)

         3.1 Amended and Restated Articles of Incorporation of General Maritime Ship Holdings Ltd. (1)

         3.2 Articles of Amendment to Amended and Restated Articles of Incorporation, changing name from General Maritime Ship Holdings Ltd. to General Maritime Corporation. (1)

         3.3 Amended and Restated By-Laws of General Maritime Ship Holdings Ltd. (1)

---------------------
(1) Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.
(2) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.

         (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.


                                      GENERAL MARITIME CORPORATION
                                      (Registrant)


Date:   NOVEMBER 14, 2001             By:  /S/ Peter C. Georgiopoulos
        ----------------                   --------------------------------
                                           Peter C. Georgiopoulos
                                           Chairman and Chief Executive Officer
                                           (Duly Authorized Officer)


Date:   NOVEMBER 14, 2001             By:  /S/ James C. Christodoulou
        ----------------                   ------------------------------------
                                           James C. Christodoulou
                                           Vice President, Chief Financial
                                           Officer and Secretary
                                           (Principal Financial Officer)

                                INDEX TO EXHIBITS

(A)  EXHIBIT          DESCRIPTION
     NUMBER
---  -------          --------------------------------------------------------------------------------------------
      2.1             Plan of Recapitalization. (1)

      2.2             Contribution Agreement,  dated May 25, 2001, among General Maritime Ship Holdings Ltd., Ajax
                      Limited  Partnership,  the limited partners of Ajax Limited  Partnership,  Genmar Ajax Ltd.,
                      Peter C. Georgiopoulos, Genmar Ajax Corporation and GMC Administration Ltd. (2)

      2.3             Contribution  Agreement,  dated May 25, 2001,  among General  Maritime Ship Holdings,  Ltd.,
                      Ajax II, L.P., the limited  partners of Ajax II, L.P., Ajax II LLC, Peter C.  Georgiopoulos,
                      Genmar Ajax II Corporation and GMC Administration Ltd. (2)

      2.4             Contribution  Agreement,  dated May 25, 2001,  among General  Maritime  Ship Holdings  Ltd.,
                      Ajax  II,  L.P.,  the  limited  partners  of  Boss,   L.P.,   Genmar  Boss  Ltd.,  Peter  C.
                      Georgiopoulos, Genmar Boss Corporation and GMC Administration Ltd. (2)

      2.5             Contribution  Agreement,  dated May 25, 2001,  among General  Maritime  Ship Holdings  Ltd.,
                      General  Maritime  I, L.P.,  the  limited  partners  of General  Maritime  I, L.P.,  General
                      Maritime I  Corporation,  Peter C.  Georgiopoulos,  Genmar  Maritime I  Corporation  and GMC
                      Administration Ltd., and amendment thereto.  (1)

      2.6             Contribution  Agreement,  dated May 25, 2001,  among General  Maritime  Ship Holdings  Ltd.,
                      General  Maritime  II, L.P.,  the limited  partners of General  Maritime  II, L.P.,  General
                      Maritime II  Corporation,  Peter C.  Georgiopoulos,  Genmar  Maritime II Corporation and GMC
                      Administration Ltd. (1)

      2.7             Contribution  Agreement,  dated May 25, 2001,  among General  Maritime  Ship Holdings  Ltd.,
                      Harriet,  L.P., the limited  partners of Harriet,  L.P.,  General  Maritime III Corporation,
                      Peter C. Georgiopoulos, Genmar Harriet Corporation and GMC Administration Ltd. (2)

      2.8             Contribution  Agreement,  dated May 25, 2001, among General Maritime Ship Holdings Ltd., and
                      Pacific  Tankship,  L.P., the limited  partners of Pacific  Tankship,  L.P.,  Genmar Pacific
                      Ltd., Peter C. Georgiopoulos, Genmar Pacific Corporation and GMC Administration Ltd. (2)

      2.9             Contribution  Agreement,  dated May 25, 2001,  among General  Maritime  Ship Holdings  Ltd.,
                      Genmar  Alexandra,  LLC Genmar II, LLC, Equili Company,  L.P.,  Equili Company,  LLC, Equili
                      Company II, L.P. and Equili Company II, LLC. (2)

      2.10            Vessel Contribution Agreement,  dated April 26, 2001, between General Maritime Ship Holdings
                      Ltd. and Blystad Shipholding Inc., Liberia. (2)

      2.11            Memorandum of Agreement,  dated April 26, 2001,  between Blystad  Shipholding Inc.,  Liberia and General Maritime Ship Holdings Ltd. (2)

      2.12            Memorandum of Agreement,  dated April 26, 2001,  between Blystad  Shipholding Inc.,  Liberia and General Maritime Ship Holdings Ltd.  (2)

      2.13            Vessel  Contribution  Agreement,  dated May 25, 2001, between General Maritime Ship Holdings
                      Ltd. and KS Stavanger Prince.  (2)

      2.14            Memorandum  of  Agreement,  dated May 4, 2001,  between  KS  Stavanger  Prince  and  General
                      Maritime Ship Holdings Ltd. (2)

      2.15            Letter  Agreement,  dated May 25, 2001,  between  General  Maritime Ship Holdings,  Ltd. and
                      Peter C. Georgiopoulos relating to the acquisition of the old Maritime Corporation. (2)

      3.1             Amended and Restated Articles of Incorporation of General Maritime Ship Holdings Ltd. (1)


      3.2             Articles of Amendment to Amended and Restated Articles of Incorporation,  changing name from
                      General Maritime Ship Holdings Ltd. to General Maritime Corporation. (1)

      3.3             Amended and Restated By-Laws of General Maritime Ship Holdings Ltd. (1)


(1) Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.

(2) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.