Form 10-K
period 2001-12-31
GENERAL MARITIME CORP/
filed 2002-04-01
CIK 1127269

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

           / / Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 for the transition period from ______ to _____

                        Commission file number 001-16531

                          GENERAL MARITIME CORPORATION
             (Exact name of registrant as specified in its charter)

    Republic of the Marshall Islands                             06-159-7083
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

  35 West 56th Street, New York, New York                           10019
   Address of principal executive office)                        (Zip Code)

       Registrant's telephone number, including area code: (212) 763-5600

               Securities of the Registrant registered pursuant to
                           Section 12(b) of the Act:

                     Common Stock, par value $.01 per share

               Securities of the Registrant registered pursuant to
                           Section 12(g) of the Act:

                                      None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 1, 2002 was approximately $201,833,111, based on the closing price of $10.50 per share.

       The number of shares outstanding of the Registrant's common stock as of March 1, 2002 was 37,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002 (Part III)

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

       We are a leading provider of international seaborne crude oil transportation services within the Atlantic basin. We have a fleet of 29 vessels, consisting of 24 Aframax and 5 Suezmax tankers.

       Our fleet generated approximately $217.1 million in voyage revenues, $113.3 million in adjusted EBITDA(1) and $51.2 million in net income during the fiscal year ended December 31, 2001. The 14 vessels whose results are included in our fiscal year 2000 financial statements generated approximately $132.0 million in voyage revenues, $79.4 million in adjusted EBITDA and $30.3 million in net income during the fiscal year ended December 31, 2000.

       We have one of the largest mid-sized tanker fleets in the world, with a total cargo carrying capacity of more than 3.0 million deadweight tons. With the majority of our vessels operating in the Atlantic basin during the year ended December 31, 2001, we have one of the largest fleets in this region, which includes ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. We deploy the remaining vessels in regions that we believe will maximize our financial performance.

       As of December 31, 2001, based on deadweight tons, the average age of our 24 Aframax tankers was approximately 11.7 years, and the average age of our 5 Suezmax tankers was 11.3 years.

       Since we commenced operations in 1997, our voyage revenues have grown from approximately $12.4 million in 1997 to $62.0 million in 1998, $71.5 million in 1999, $132.0 million in 2000 and $217.1 million in 2001. We acquired six vessels in 1997, four vessels in 1998, one vessel in 1999, three vessels in 2000 and 15 vessels in 2001.

OUR COMPETITIVE STRENGTHS

       We pursue an intensively customer- and service-focused strategy to achieve superior operating results. Our strategy is based on what we believe are our key competitive strengths:

       - HIGH-QUALITY VESSELS. We operate a fleet of high-quality, mid-sized tankers that we believe allows us to operate with relatively low maintenance and operating costs. As of December 31, 2001, five of our 24 Aframax tankers, or 20.8% and none of our 5 Suezmax tankers, or 0.0%, were older than 15 years of age, compared to 33.0% of the world fleet of Aframax tankers and 25.0% of the world fleet of Suezmax tankers which were older than 15 years of age as of that date according to published industry data. Because of increasingly stringent operating and safety standards, the age and quality of our fleet have given us a high level of acceptance by charterers.

----------
(1) Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses excluding other expenses.
    Adjusted EBITDA is included because it is used by certain investors to measure a company's financial performance. Adjusted EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income or any other indicator of a company's performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies.

       - FOCUSED FLEET OF MID-SIZED TANKERS. A number of our vessels have one or two substantially identical "sister ships" in our fleet which often can be used interchangeably, giving us scheduling flexibility and greater economies of scale. By focusing on the Atlantic basin, and particularly the Caribbean, we have become a leading provider of mid-sized tankers in this region. We believe that the high concentration of load and discharge ports in this region enables us to deploy our vessels on additional revenue generating voyages during times when they would otherwise have no cargo.

       - CUSTOMER RELATIONSHIPS. We believe that we have strong relationships with our customers which include many major oil companies, such as:
          Shell, Citgo, Exxon Mobil, Chevron Texaco, Sun, Kuwait Petroleum, Saudi Petroleum and Navion Statoil. We believe that our strong customer relationships stem from our reputation for dependability and for delivering high quality transportation services.

       - EXPERIENCED MANAGEMENT TEAM. Our founder, Peter C. Georgiopoulos, and other senior executive officers and key employees have a combined total of more than 100 years of experience in the shipping industry. We have experienced management in all functions critical to our operations, promoting a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.

       Our high quality fleet has resulted in an average of 97.1% capacity utilization for the period from the acquisition of our first vessel in May 1997 through December 2001.

       While we strive to maintain these strengths, we operate in a highly competitive industry which is subject to downturns in regional and global economies as well as changes in regulations which could adversely affect us and our industry.

BUSINESS STRATEGY

       Our strategy is to employ our existing competitive strengths to continue to enhance our position and to maximize shareholder value. Our strategic initiatives include:

       - GROWING THROUGH ACQUISITIONS. We believe that the tanker industry is fragmented, with many opportunities for consolidation. In addition, during the past decade, many oil companies have reduced the size of their tanker fleets. We seek to continue to expand our Aframax and Suezmax tanker fleets through acquisitions of ship-owning businesses and vessels.

       - EXPANDING OUR PRESENCE IN THE ATLANTIC BASIN. Vessels operating in the Atlantic basin primarily serve the U.S. oil market, which is governed by strict environmental regulations. We believe that the quality of our fleet and our excellent safety record will facilitate our expansion in this region.

       - STRENGTHENING OUR RELATIONSHIPS WITH CURRENT CUSTOMERS AND DEVELOPING RELATIONSHIPS WITH NEW CUSTOMERS. Our goal is to be the first choice of the major oil companies for crude oil transportation. Our reputation for quality and service has enabled us to develop relationships with many oil companies. We intend to use our reputation to strengthen relationships with existing customers and establish relationships with new clients. We seek to anticipate our clients' crude oil transportation needs and to respond quickly when we recognize opportunities.

       - BALANCING OUR FLEET DEPLOYMENT. We actively manage the deployment of our fleet in order to achieve a balance between spot charters and time charters. We seek to preserve significant exposure to the spot market and rates while providing a reliable revenue stream through our time charter contracts.

       - MAINTAINING OUR COMMITMENT TO EXCELLENCE AND SAFETY. We are committed to providing high quality service. Our fleet has an excellent safety record. We intend to maintain our high level of quality and safety by focusing our acquisition efforts on newer ships, inspecting our ships frequently and maintaining them in excellent condition.

The following chart provides information regarding all of our vessels.

                                          YEAR      YEAR             DEADWEIGHT   EMPLOYMENT STATUS*
                               YARD       BUILT   ACQUIRED   TYPE       TONS      (EXPIRATION DATE)       FLAG
OUR FLEET*
AFRAMAX TANKERS
  Genmar Ajax(1).......     Samsung         1996      1998      DH        96,183    TC (August 2003)    Liberia
  Genmar Agamemnon(1)..     Samsung         1995      1998      DH        96,226    Spot                Liberia
  Genmar Minotaur(1)...     Samsung         1995      1998      DH        96,226    Spot                Liberia
  Genmar Constantine(1)     S. Kurushima    1992      1998      DH       102,335    Spot                Liberia
  Genmar Alexandra(1)..     S. Kurushima    1992      2001      DH       102,262    TC (February 2003)  Marshall Islands
  Genmar Champion ** (2)    Hyundai         1992      2001      DH        96,027    Spot                Liberia
  Genmar Hector ** (1).     Hyundai         1992      2001      DH        96,027    Spot                Marshall Islands
  Genmar Pericles ** (1)    Hyundai         1992      2001      DH        96,027    Spot                Marshall Islands
  Genmar Spirit ** (2).     Hyundai         1992      2001      DH        96,027    Spot                Liberia
  Genmar Star ** (2)...     Hyundai         1992      2001      DH        96,027    Spot                Liberia
  Genmar Trust **(2)..      Hyundai         1992      2001      DH        96,027    Spot                Liberia
  Genmar Challenger ** (2)  Hyundai         1991      2001      DH        96,043    Spot                Liberia
  Genmar Endurance ** (2)   Hyundai         1991      2001      DH        96,043    Spot                Liberia
  Genmar Trader ** (2).     Hyundai         1991      2001      DH        96,043    Spot                Malta
  Genmar Leonidas(2)...     Koyo            1991      2001      DS        97,002    Spot                Marshall Islands
  Genmar Gabriel(1)....     Koyo            1990      1999      DS        94,993    Spot                Marshall Islands
  Genmar Nestor(2).....     Imabari         1990      2001      DS        97,112    Spot                Marshall Islands
  Genmar George(1).....     Koyo            1989      1997      DS        94,955    TC (May 2003)       Liberia
  Genmar Commander(1)..     Sumitomo        1989      1997      SH        96,578    Spot                Liberia
  Genmar Boss(1).......     Kawasaki        1985      1997      DS        89,601    TC (September)      Marshall Islands
  Genmar Sun(1)........     Kawasaki        1985      1997      DS        89,696    Spot                Marshall Islands
  West Virginia(1).....     Mitsubishi      1981      2001      SH        89,000    Spot                Malta
  Kentucky(1)..........     Mitsubishi      1980      2001      SH        89,225    Spot                Malta
  Stavanger Prince(1)....   Ishikawajima    1979      2001      SH        88,868    Spot                NIS(3)
                                                                        --------
                                                              TOTAL    2,284,553

SUEZMAX TANKERS
  Genmar Spartiate(1)..     Ishikawajima    1991      2000      SH       155,150    Spot                Marshall Islands
  Genmar Zoe(1)........     Ishikawajima    1991      2000      SH       152,402    Spot                Marshall Islands
  Genmar Macedon(1)....     Ishikawajima    1990      2000      SH       155,527    Spot                Marshall Islands
  Genmar Alta(1).......     Mitsubishi      1990      1997      SH       146,251    Spot                Liberia
  Genmar Harriet(1)....     Kawasaki        1989      1997      SH       146,184    Spot                Liberia
                                                                        --------
                                                              TOTAL      755,514

                                                              TOTAL    3,040,067

DH = Double-hull tanker; DS = Double-sided tanker; SH = Single-hull tanker, TC = Time Chartered
*      As of March 1, 2002
**     Oil/Bulk/Ore carrier (O/B/O)
(1) -  Collateral for first credit facility
(2) -  Collateral for second credit facility
(3) -  Norwegian International Shipping registry

       We acquired 29 of our vessels as well as its two management company subsidiaries in a series of recapitalization transactions outlined below and described in greater detail in our Registration Statement on Form S-1 (File No. 333-49814) under the captions "RECAPITALIZATION AND ACQUISITIONS" "PRINCIPAL

SHAREHOLDERS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The recapitalization transactions consisted of the following:

- Our acquisition, as of June 12, 2001, of seven limited partnerships owning 14 vessels, in exchange for shares of our common stock.

- Our acquisition, as of June 15, 2001, of five special purpose entities, each owning one vessel, in exchange for shares of our common stock.

- Our acquisition, in June and July 2001, of seven vessels which were owned and commercially operated by unaffiliated parties, in exchange for cash.

- Our acquisition, in August 2001, of three vessels which were owned and commercially operated by unaffiliated parties, in exchange for shares of our common stock.

- Our acquisition, as of June 12, 2001, of all the issued and outstanding shares of common stock of two vessel management companies. One of these companies was acquired in exchange for cash and the other in exchange for shares of our common stock.

       Our predecessor entities, which were the owners of the 14 vessels acquired as of June 12, 2001, began operations in 1997. The financial statements as well as the historical and financial information for periods prior to June 12, 2001 reflect only those 14 vessels and their operating results. The vessels acquired subsequent to June 12, 2001 are included in our financial information as of the date we acquired them.

FLEET DEPLOYMENT

       We strive to optimize the financial performance of our fleet by deploying our vessels on time charters and in the spot market. We believe that our fleet deployment strategy provides us with the ability to benefit from increases in tanker rates while at the same time maintaining a measure of stability through cycles in the industry. The following table details the percentage of our fleet operating on time charters and in the spot market during the past three years.

                                          TIME CHARTER VS. SPOT MIX
                                           (as % of operating days)

                                                                                                   ELEVEN
                                                                                                   MONTHS
                                                           YEAR ENDED                              ENDED
                                                          DECEMBER 31,                          DECEMBER 31,
                                       2001           2000            1999           1998           1997
                                    -------------- -------------- --------------- -------------- --------------
Percent in Time Charter Days        27.0%          48.6%              48.2%           60.1%(2)       94.5%(1)
Percent in Spot Days                73.0%          51.4%              51.8%           39.9%           5.5%
Total Vessel Operating Days        7,374          4,474              3,603           3,030(2)         620(1)

----------
(1) Including 62 days of bareboat charters.
(2) Including 143 days of bareboat charters.

       Vessels operating on time charters may be chartered for several months or years whereas vessels operating in the spot market typically are chartered for up to several weeks. Vessels operating in the spot market may generate increased profit margins during improvements in tanker rates, while vessels operating on time charters generally provide more predictable cash flows. Accordingly, we actively monitor macroeconomic trends and governmental rules and regulations that may affect tanker rates in an attempt to optimize the deployment of our fleet. As of March 1, 2002, we had four vessels on time charters expiring on dates between September 2002 and August 2003.

       Three of the ships that we purchased in 2000--the GENMAR ZOE, the GENMAR MACEDON and the GENMAR SPARTIATE--were purchased from Chevron Corporation, in May, June and July, respectively. At the time of the purchase, we granted Chevron Corporation an option to hire two of those vessels on time charters at the prevailing market rate. This option may be exercised up to two years from the date the ships were delivered to us. The minimum term for the charters pursuant to this is option is one year, and the charters may not extend beyond three years from the date the ships were delivered to us, unless we grant permission for a longer term. This option provides that we may elect to sell, charter or otherwise commit one of these three vessels to a third party only if Chevron Corporation has not already elected to hire the vessel or has not elected to match our offer to sell, charter or otherwise commit the vessel under the terms offered to the third party. As of March 1, 2002, Chevron Corporation had not exercised this option.

CLASSIFICATION AND INSPECTION

       All of our vessels have been certified as being "in-class" by Det Norske Veritas, the American Bureau of Shipping or Nippon Kaiji Kyokai. Each of these classification societies is a member of the International Association of Classification Societies. Every commercial vessel's hull and machinery is evaluated by a classification society authorized by its country of registry. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys. Vessels may be required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repair stemming from the inspection. Special surveys always require drydocking.

       In addition to the classification inspections, many of our customers regularly inspect our vessels as a precondition to chartering them for voyages. We believe that our well-maintained, high-quality vessels provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

       We have implemented the International Safety Management Code, which was promulgated by the International Maritime Organization, a United Nations' agency, to establish pollution prevention requirements applicable to tankers. Prior to July 1, 1998, we obtained documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the International Maritime Organization.

OPERATIONS AND SHIP MANAGEMENT

         We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. We currently provide the technical management necessary for the operations of 28 of our vessels. These operations include ship maintenance, officer staffing, technical support, shipyard supervision, insurance and financial management services.

       Our crews inspect our vessels and perform ordinary course maintenance, both at sea and in port. We regularly inspect our vessels using rigorous criteria. We examine each vessel and make specific notations and recommendations for improvements to the overall condition of the vessel, maintenance of the vessel and safety and welfare of the crew.

       We have a chartering staff located in New York, NY, which actively monitors fleet operations, vessel positions and spot-market charter rates worldwide. We believe that monitoring this information is critical to making informed bids on competitive brokered charters.

CREWING AND EMPLOYEES

       As of March 1, 2002, we employed approximately 51 office personnel. Approximately 30 of these employees are located in New York, NY and manage the commercial operations of our business. The other 21 employees are located in Piraeus, Greece and manage the technical operations of our business. Our 21 employees located in Greece are subject to Greece's national employment collective bargaining agreement which covers terms and conditions of their employment.

       As of March 1, 2002, we employed approximately 80 seaborne personnel to crew our fleet of 29 vessels, consisting of captains, chief engineers, chief officers and first engineers. The balance of each crew is staffed by employees of a third party to whom we contract for crew management services. We believe that we could obtain a replacement provider for these services, or could provide these services internally, without any adverse impact on our operations.

       We place great emphasis on attracting qualified crew members for employment on our tankers. Recruiting qualified senior officers has become an increasingly difficult task for tanker operators. We pay competitive salaries and provide competitive benefits to our personnel. We believe that the well-maintained quarters and equipment on our vessels help to attract and retain motivated and qualified seamen and officers. Our crew management services contractors have collective bargaining agreements which cover all the junior officers and seamen whom they provide to us.

CUSTOMERS

       Our customers include oil companies, oil traders, tanker owners and others. During 2001, Skaugen PetroTrans, Inc., accounted for 12.6% of our voyage revenues. During 2000, the Coastal Corporation, an international oil company acquired in 2001 by El Paso Energy Corporation, and OMI Corporation, another tanker owner, accounted for approximately 14.7% and 11.3%, respectively, of our voyage revenues. Revenues from OMI Corporation primarily resulted from time charter arrangements for the GENMAR ALTA and the GENMAR HARRIET; we terminated our time charters for these two vessels, effective fourth quarter of 2000. See "Item 3--LEGAL PROCEEDINGS."

COMPETITION

       International seaborne transportation of crude oil and other petroleum products is provided by two main types of operators: fleets owned by independent companies and fleets of oil companies (both private and state-owned). Many oil companies and other oil trading companies, the primary charterers of the vessels we own, also operate their own vessels and transport oil for themselves and third party charterers in direct competition with independent owners and operators. Competition for charters is intense and is based upon price, vessel location, the size, age, condition and acceptability of the vessel, and the quality and reputation of the vessel's operator.

       We compete principally with other Aframax and Suezmax owners. However, competition in the Aframax and Suezmax markets is also affected by the availability of alternative size vessels. Panamax size vessels and oil/bulk/ore carriers (which carry oil or dry bulk cargo) can compete for many of the same charters for which we compete. Because Ultra Large Crude Carriers and Very Large Crude Carriers cannot enter the ports we serve due to their large size, they rarely compete directly with our tankers for specific charters.

       Other significant operators of multiple Aframax and Suezmax vessels in the Atlantic basin include American Eagle Tankers, Inc. Limited, OMI Corporation, Overseas Shipholding Group, Inc. and Teekay Shipping Corporation. There are also numerous, smaller tanker operators in the Atlantic basin. We believe that we have significant competitive advantages in the Aframax and Suezmax tanker markets as a result of the age, quality, type and size of our vessels and our market share in the Atlantic basin.

INSURANCE

       The operation of any ocean-going vessel carries an inherent risk of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to the risk of spills, and business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. The U.S. Oil Pollution Act of 1990 has made liability insurance more expensive for ship owners and operators imposing potentially unlimited liability upon owners, operators and bareboat charterers for certain oil pollution accidents in the United States. We believe that our current insurance coverage is adequate to protect us against the principal accident-related risks which we face in the conduct of our business.

       Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo and other third-party property and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident and is provided by mutual protection and indemnity associations. Each of the vessels currently in our fleet is entered in a protection and indemnity association which is a member of the International Group of Protection and Indemnity Mutual Assurance Associations. The 14 protection and indemnity associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at $4.25 billion. As a member of protection and indemnity associations, which are in turn members of the International Group, we are subject to calls payable to the associations based on its claim records as well as the claim records of all other members of the individual associations and members of the pool of protection and indemnity associations comprising the International Group.

       Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding and engine breakdown. Our war risk insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. Our loss of hire insurance covers loss of revenue for up to 90 or 120 days resulting from vessel off-hire for all but two of our vessels.

ENVIRONMENTAL AND OTHER REGULATION

       Government regulation significantly affects the ownership and operation of our vessels. They are subject to international conventions, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered. We cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. Various governmental and quasi-governmental agencies require us to obtain permits, licenses and certificates for the operation of our vessels. Although we believe that we are substantially in compliance with applicable environmental and regulatory laws and have all permits, licenses and certificates necessary for the conduct of our operations, future non-compliance or failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of our vessels.

       We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our crews and officers and compliance with U.S. and international regulations.

       Our vessels are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities (U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administration (country of registry) and charterers, particularly terminal operators and oil companies.

INTERNATIONAL MARITIME ORGANIZATION

       The International Maritime Organization, the United Nations' agency for maritime safety, has adopted regulations which set forth pollution prevention requirements applicable to tankers. These regulations, which have been implemented in many jurisdictions in which our vessels operate, provide, in part, that:

       - 25-year old tankers must be of double-hull construction or of a mid-deck design with double-sided construction, unless:

          - they have wing tanks or double-bottom spaces not used for the carriage of oil which cover at least 30% of the length of the cargo tank section of the hull or bottom, or

          - they are capable of hydrostatically balanced loading (loading less cargo into a vessel so that in the event of a breach of the hull, water flows into the vessel, displacing oil upwards instead of into the sea);

       - 30-year-old tankers must be of double-hull construction or mid-deck design with double-sided construction, and

       -  all tankers will be subject to enhanced inspections.

       Also, under International Maritime Organization regulations, a tanker must be of double-hull construction or a mid-deck design with double-sided construction or be of another approved design ensuring the same level of protection against oil pollution if the tanker:

       - is the subject of a contract for a major conversion or original construction on or after July 6, 1993;

       - commences a major conversion or has its keel laid on or after January 6, 1994; or

       - completes a major conversion or is a newbuilding delivered on or after July 6, 1996.

       As of March 1, 2002, we owned nine single-hull vessels. Under the current regulations, these vessels will be able to operate for various periods for up to eight years before being required to be scrapped or retrofitted to conform to international environmental standards. Although five of these vessels are 15 years of age or older as of December 31, 2001, the oldest was only 22.6 years old and, therefore, the International Maritime Organization requirements currently in effect regarding 25- and 30-year old tankers will not affect our fleet in the near future. Compliance with the new regulations regarding inspections of all vessels, however, could adversely affect our operations.

       The International Maritime Organization has approved an accelerated time-table for the phase-out of single-hull oil tankers. The new regulations, expected to take effect in September 2002, require the phase-out of most single-hull oil tankers by 2015 or earlier, depending on the age of the tanker and whether it has segregated ballast tanks. Under the new regulations, the maximum permissible age for single-hull tankers after 2007 will be 26 years, as opposed to 30 years under current regulations. Of the nine single-hull vessels in our fleet, one will be phased-out by 2006 and two will be phased-out by 2007 under the new regulations. The remaining six single-hull tankers would be phased out by 2015 unless retrofitted with a second hull.

       The requirements contained in the International Safety Management Code, or ISM Code, promulgated by the International Maritime Organization, also affect our operations. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We intend to rely upon the safety management system that we and our third party technical managers have developed.

       The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We have obtained documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the International Maritime Organization. We are required to renew these documents of compliance and safety management certificates annually.

       Noncompliance with the ISM Code and other International Maritime Organization regulations may subject the shipowner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, as the case may be.

       The International Maritime Organization has negotiated international conventions that impose liability for oil pollution in international waters and a signatory's territorial waters. Additional or new conventions, laws and regulations may be adopted which could limit our ability to do business and which could have a material adverse effect on our business and results of operations.

U.S. OIL POLLUTION ACT OF 1990 AND COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT

       The U.S. Oil Pollution Act of 1990, or OPA 90, established an extensive regulatory and liability regime for environmental protection and cleanup of oil spills. The U.S. Oil Pollution Act of 1990 affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the United States. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, applies to the discharge of hazardous substances whether on land or at sea. Both the U.S. Oil Pollution Act of 1990 and CERCLA impact our operations.

       Under the U.S. Oil Pollution Act of 1990, vessel owners, operators and bareboat charterers are "responsible parties" who are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from oil spills from their vessels. These other damages are defined broadly to include:

       -  natural resource damages and related assessment costs,

       -  real and personal property damages,

       -  net loss of taxes, royalties, rents, profits or earnings capacity,

       - net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and

       -  loss of subsistence use of natural resources.

       The U.S. Oil Pollution Act of 1990 limits the liability of responsible parties to the greater of $1,200 per gross ton or $10 million per tanker that is over 3,000 gross tons (subject to possible adjustment for inflation). The act specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners' responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

       These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party's gross negligence or willful misconduct. These limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. The U.S. Oil Pollution Act of 1990 and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. We believe that we are in substantial compliance with OPA 90, CERCLA and all applicable state regulations in the ports where our vessels call.

       The U.S. Oil Pollution Act of 1990 requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the act. The U.S. Coast Guard has enacted regulations requiring evidence of financial responsibility in the amount of $1,500 per gross ton for tankers, coupling the U.S. Oil Pollution Act of 1990 limitation on liability of $1,200 per gross ton with the CERCLA liability limit of $300 per gross ton. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty. Under the U.S. Oil Pollution Act of 1990 regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under the U.S. Oil Pollution Act of 1990 and CERCLA. We have provided requisite guarantees and received certificates of financial responsibility from the U.S. Coast Guard for each of our vessels required to have one.

       We insure each of our vessels with pollution liability insurance in the maximum commercially available amount of $1 billion. A catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on our business.

       Under the U.S. Oil Pollution Act of 1990, with certain limited exceptions, all newly-built or converted tankers operating in U.S. waters must be built with double-hulls, and existing vessels that do not comply with the double-hull requirement must be phased out over a 20-year period (1995-2015) based on size, age and place of discharge, unless retrofitted with double-hulls. Notwithstanding the phase-out period, the act currently permits existing single-hull tankers to operate until the year 2015 if their operations within U.S. waters are limited to discharging at the Louisiana Offshore Oil Port or off-loading by lightering within authorized lightering zones more than 60 miles off-shore. Lightering is the process by which vessels at sea off-load their cargo to smaller vessels for ultimate delivery to the discharge port.

       Owners or operators of tankers operating in the waters of the United States must file vessel response plans with the U.S. Coast Guard, and their tankers are required to operate in compliance with their U.S. Coast Guard approved plans. These response plans must, among other things:

       - address a "worst case" scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources to respond to a "worst case discharge";

       -  describe crew training and drills; and

       - identify a qualified individual with full authority to implement removal actions.

       We have obtained vessel response plans approved by the U.S. Coast Guard for our vessels operating in the waters of the United States. In addition, the U.S. Coast Guard has announced it intends to propose similar regulations requiring certain tanker vessels to prepare response plans for the release of hazardous substances.

OTHER REGULATION

       Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the International Maritime Organization and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 and the Convention for the Establishment of an International Fund for Oil Pollution of 1971. Under these conventions, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Liability is limited to approximately $183 per gross registered ton (a unit of measurement of the total enclosed spaces within a vessel) or approximately $19.3 million, whichever is less, or approximately $76.9 million, as calculated based on conversion of $59.7 million special drawing rights as of February 27, 2001, depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, which raised the maximum limit to approximately $82.7 million. The limit of liability is tied to a unit of account which varies according to a basket of currencies. The right to limit liability is forfeited under the International Convention on Civil Liability for Oil Pollution Damage where the spill is caused by the owner's actual fault and under the 1992 Protocol where the spill is caused by the owner's intentional or reckless conduct. Vessels trading to states which are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our insurance policy covers the liability under the plan adopted by the International Maritime Organization.

         The European Union is considering legislation that would (1) ban manifestly sub-standard ships (defined as those over 15 years old that have been detained by port authorities at least twice in the past six months) from European waters and create an obligation of port states to inspect ships posing a high risk to maritime safety or the marine environment; (2) provide the European Commission with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies; and
(3) accelerate the phasing in of double hull tankers on the same schedule as that required under OPA. The European Union adopted a legislative resolution confirming an accelerated phase-out schedule for single hull tankers in line with the schedule adopted by the IMO. Italy has announced a ban of single-hull crude oil tankers over 5,000 dwt from most Italian ports, effective April 2001. This ban was placed on oil product carriers, effective December 1, 2001. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

       In addition, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

       The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

AN INCREASE IN THE SUPPLY OF TANKER CAPACITY WITHOUT AN INCREASE IN DEMAND FOR TANKER CAPACITY COULD CAUSE CHARTER RATES TO DECLINE, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

       Historically, the tanker industry has been cyclical. The profitability and asset values of companies in the industry have fluctuated based on changes in the supply of and demand for tanker capacity. The supply of tankers generally increases with deliveries of new vessels and decreases with the scrapping of older vessels, conversion of vessels to other uses, such as floating production and storage facilities, and loss of tonnage as a result of casualties. If the number of new ships delivered exceeds the number of vessels being scrapped, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not, the charter rates paid for our vessels could materially decline. A material decline in our charter rates would decrease our profitability.

A DECLINE IN DEMAND FOR CRUDE OIL OR A SHIFT IN OIL TRANSPORT PATTERNS COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES.

       The demand for tanker capacity to transport crude oil depends upon world and regional oil markets. A number of factors influence these markets, including:

       -  global and regional economic conditions;

       -  increases and decreases in production of and demand for crude oil;

       -  developments in international trade; and

       -  changes in seaborne and other transportation patterns.

       Historically, these markets have been volatile as a result of the many conditions and events that can affect the price, demand, production and transport of oil, as well as competition from alternative energy sources. Falling tanker charter rates in our markets or fewer charters may have a material adverse effect on our revenues.

A DECLINE IN CHARTER RATES OR AN INCREASE IN COSTS COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

       Our revenues depend on the rates that charterers pay for transportation of crude oil by Aframax and Suezmax tankers. Because many of the factors which influence the supply of and demand for vessel capacity are unpredictable, the nature, timing and degree of changes in charter rates are unpredictable. In 2001, the average daily rate in the spot market for our Aframax tankers was $20,118 and the average daily rate in the spot market for our Suezmax tankers was $27,032. In 2000, the average daily rate in the spot market for our Aframax tankers was $27,531 and the average daily rate in the spot market for Suezmax tankers was $35,751. Our current average daily rates in the spot market for our Aframax and Suezmax tankers are considerably lower than the rates we realized during 2001. If charter rates continue to fall, our results could be materially adversely affected.

       Our vessel operating expenses depend on a variety of factors which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, many of which are beyond our control and affect the entire shipping industry. Some of these costs, primarily insurance and enhanced security measures implemented after September 11, 2001, are increasing. These increases are anticipated to increase direct vessel operating expenses for 2002. If costs continue to rise, our results could be materially adversely affected.

THE MARKET FOR CRUDE OIL TRANSPORTATION SERVICES IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

       Our vessels are employed in a highly competitive market. Our competitors include the owners of other Aframax and Suezmax tankers and, to a lesser degree, owners of other size tankers. Both groups include independent oil tanker companies as well as oil companies. We do not control a sufficiently large share of the market to influence the market price charged for crude oil transportation services.

       Our market share may decrease in the future. We may not be able to compete profitably as we expand our business into new geographic regions or provide new services. New markets may require different skills, knowledge or strategies than we use in our current markets, and the competitors in those new markets may have greater financial strength and capital resources than we do.

FLUCTUATIONS IN THE MARKET VALUE OF OUR FLEET MAY IMPAIR OUR ABILITY TO OBTAIN ADDITIONAL FUNDING.

       The market value of tankers fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of vessels in the world fleet, the price of newbuildings, types and sizes of vessels and the cost of other modes of transportation. The market value of our fleet may decline as a result of a downswing in the historically cyclical shipping industry. Declining vessel values could affect our ability to raise cash and thereby adversely impact our liquidity. In addition, declining vessel values could result in a breach of loan covenants, which could give rise to events of default under our financing agreements.

REGULATIONS AFFECTING THE TANKER INDUSTRY MAY LIMIT OUR ABILITY TO DO BUSINESS AND MAY INCREASE OUR COSTS.

       Our operations are affected by extensive and changing environmental protection laws and other regulations. Complying with these laws has been expensive historically and has periodically required ship modifications and changes in operating procedures across the industry, additional maintenance and inspection requirements, contingency arrangements for potential spills and insurance coverage. The U.S. Oil Pollution Act of 1990 provides for the phase-in of the exclusive use of double-hull tankers at U.S. ports. To comply with the act tanker owners must meet maintenance and inspection requirements, develop contingency arrangements for potential spills and maintain financial responsibility requirements for vessels operating in the United States' 200-mile exclusive economic zone. While we believe that we currently comply with all regulations, we cannot assure you that we will always be able to do so in the future.

       Under the U.S. Oil Pollution Act of 1990, owners, operators and bareboat charterers are strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. The act limits this strict liability to the greater of $1,200 per gross ton or $10 million. However, it also allows unlimited liability in some circumstances and specifically permits individual states to impose their own penalties for oil pollution within their boundaries. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

       We believe that the Atlantic basin, including certain ports in the United States, is currently one of the most environmentally sensitive shipping markets in the world, and the companies which operate there must meet more stringent environmental regulations than companies operating elsewhere. If we fail to meet those requirements, our operations in the region could be restricted and our results could be materially and adversely affected.

       In 1992, the International Maritime Organization, or IMO, the United Nations' agency for maritime safety, followed the example set by the U.S. Oil Pollution Act of 1990 and adopted regulations for tanker design and inspection. The IMO's regulations aim to reduce the likelihood of oil pollution in international waters and are being phased in on a schedule based upon vessel age. In April 2001, the IMO set forth a proposal to revise these regulations which is expected to become effective September 2002. The revised regulations provide for a more aggressive phase-out of single-hull oil tankers as well as increased inspection and verification requirements. The revised regulations provide for the phase-out of most single-hull oil tankers by 2015 or earlier, depending on the age of the vessel and whether the vessel complies with requirements for protectively located segregated ballast tanks. Segregated ballast tanks use ballast water that is completely separate from the cargo oil and oil fuel system. Segregated ballast tanks are currently required by the IMO on crude oil tankers constructed after 1983. The changes, which will likely increase the number of tankers that are scrapped beginning in 2004, are intended to reduce the likelihood of oil pollution in international waters.

       In addition, the European Union and countries elsewhere are considering stricter technical and operational requirements for tankers and legislation that would affect the liability of tanker owners and operators for oil pollution and limit their ability to use vessels other than double-hull vessels. The European Union adopted a legislative resolution confirming an accelerated phase-out schedule for single hull tankers in line with the new IMO schedule. In addition, the European Union is presently considering the establishment of a fund for the compensation of oil pollution damage occurring in European waters. Italy has already announced a ban of single-hull crude oil tankers and carriers of oil products over 5,000 dwt from most Italian ports. Additional laws and regulations may be adopted which could limit our ability to do business or increase our costs. The results of these or potential future environmental regulations could have a material adverse effect on our operations.

SHIPPING IS AN INHERENTLY RISKY BUSINESS AND OUR INSURANCE MAY NOT BE ADEQUATE.

       Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, human error, war, terrorism, piracy and other circumstances or events. In addition, transporting crude oil creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. Any of these events may result in loss of revenues and increased costs.

       We carry insurance to protect against most of the accident-related risks involved in the conduct of our business. We currently maintain $1 billion in coverage for each of our vessels for liability for spillage or leakage of oil or pollution. We also carry insurance covering lost revenue resulting from vessel off-hire for all but two of our time-chartered vessels. Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our operations. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and we can not guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive insurance coverage for tort liability. Our payment of these calls could result in significant expenses to us which could reduce our profits or cause losses.

OUR OPERATING RESULTS MAY FLUCTUATE SEASONALLY.

       We operate our tankers in markets that have historically exhibited seasonal variations in tanker demand and, as a result, in charter rates. Tanker markets are typically stronger in the fall and winter months (the fourth and first quarters of the calendar year) in anticipation of increased oil consumption in the northern hemisphere during the winter months. Unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling. While this seasonality has not materially affected our operating results since 1997, it could materially affect our operating results in the future.

WE MAY NOT BE ABLE TO GROW OR TO EFFECTIVELY MANAGE OUR GROWTH.

       A principal focus of our strategy is to continue to grow by expanding our business in the Atlantic basin, the primary geographic area and market where we operate. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

       - identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;

       -  identify vessels for acquisitions;

       -  consummate acquisitions or joint ventures;

       - integrate any acquired businesses or vessels successfully with our existing operations;

       - hire, train and retain qualified personnel to manage and operate our growing business and fleet;

       -  identify new markets outside of the Atlantic basin;

       -  improve our operating and financial systems and controls; and

       -  obtain required financing for our existing and new operations.

OUR LOAN AGREEMENTS CONTAIN RESTRICTIVE COVENANTS WHICH MAY LIMIT OUR LIQUIDITY AND CORPORATE ACTIVITIES.

      Our vessels are subject to mortgages. These financing agreements impose operating and financial restrictions, including restrictions which limit our ability to:

       -  incur additional indebtedness;

       -  create liens on our assets;

       -  sell the capital stock of our subsidiaries or other assets;

       -  make investments;

       -  engage in mergers and acquisitions;

       -  make capital expenditures or pay dividends;

       - change the management of our vessels or terminate or materially amend the management agreement relating to each vessel;

       -  sell our vessels; and

       -  change control of our company.

       Accordingly, to engage in various corporate activities we will need the permission of our lenders, whose interests are different from and may be adverse to those of our shareholders. We cannot assure you that we will be able to obtain our lenders' permission if and when we need it. Our failure to obtain permission will keep us from effecting corporate transactions and may prevent us from expanding or properly managing our company.

IF WE DEFAULT UNDER ANY OF OUR LOAN AGREEMENTS, WE COULD FORFEIT OUR RIGHTS IN OUR VESSELS AND THEIR CHARTERS.

       We have pledged all of our vessels and related collateral as security to the lenders under our loan agreements. Default under any of these loan agreements, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels and the related collateral, and we could lose our rights in the vessels and their charters.

         When final payments are due under our loan agreements, we must repay any borrowings outstanding. To the extent that our cash flows are insufficient to repay any of these borrowings, we will need to refinance some or all of our loan agreements or replace them with an alternate credit arrangement. We may not be able to refinance or replace our loan agreements at the time they become due. In addition, the terms of any refinancing or alternate credit arrangement may restrict our financial and operating flexibility.

       As of December 31, 2000, we were in default under our previous loan facility agreements for breaching several covenants. The lenders waived their right to take action with respect to these defaults. The breaches which were waived are set forth below:

       - we did not meet all of our working capital and cash balance requirements; and

       - some of our limited partnerships made intercompany loans, all of which were subsequently repaid in full.

       These previous loan facility agreements were refinanced concurrently with our initial public offering and replaced with our current loan facility agreements.

       As of December 31, 2001, we were not in default under either of our credit facilities.

IF WE LOSE ANY OF OUR CUSTOMERS OR A SIGNIFICANT PORTION OF OUR REVENUES, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

       We derive, and believe that we will continue to derive, a significant portion of our voyage revenues from a limited number of customers. During the year ended December 31, 2001, Skaugen PetroTrans, Inc., Sun International Ltd. and Phillips Petroleum Company accounted for 12.6%, 6.6% and 6.5% respectively, of our voyage revenues. During 2000, The Coastal Corporation, an international oil company acquired in January 2001 by El Paso Energy Corporation, and OMI Corporation, another tanker owner, accounted for 14.7% and 11.3%, respectively of our voyage revenues (revenues from OMI Corporation resulted primarily from the time charters of two of our vessels which we terminated, effective during the fourth quarter of 2000). If we lose a significant customer, or if a significant customer decreases the amount of business it transacts with us, our revenues could be materially adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE OR MANAGE OUR RECENTLY FORMED TECHNICAL MANAGEMENT SUBSIDIARY.

       We depend on United Overseas Tankers Ltd. to manage the technical operations, such as the staffing and maintenance of many of our vessels. In connection with our recapitalization, we acquired United Overseas Tankers Ltd., a Liberian corporation that was formed and commenced operations in 2000. Since its formation, United Overseas Tankers Ltd. has been engaged in the business of managing the technical operations of many of our vessels and has not provided this service to any other customers. United Overseas Tankers Ltd. may encounter risks, uncertainties, expenses and difficulties frequently encountered by companies with limited operating histories. Because we did not operate the business of United Overseas Tankers Ltd. prior to our acquisition of that company in June 2001, we may have difficulty successfully integrating and managing its operations.

AS OUR FLEET AGES, THE RISKS ASSOCIATED WITH OLDER VESSELS COULD ADVERSELY AFFECT OUR OPERATIONS.

       In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of December 31, 2001, the average age, based on deadweight tons, of our 29-vessel fleet was 11.6 years. Due to improvements in engine technology, older vessels are typically less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

       Governmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment to our vessels and may restrict the type of activities in which the vessels may engage. For instance, under the International Maritime

Organization's regulations, oil tankers over 25 years old must be double-hulled, have a mid-deck design or be hydrostatically balanced. We cannot assure you that, as our vessels age, market conditions will justify any required expenditures or enable us to operate our vessels profitably during the remainder of their useful lives. In addition, new regulations proposed by the International Maritime Organization that are expected to take effect in 2002 will require us to phase-out our single-hull tankers by 2015 or earlier, depending on the age of the tanker.

OUR INABILITY TO TRADE WITH OUR SINGLE-HULL VESSELS IN U.S. WATERS UNDER THE U.S. OIL POLLUTION ACT BEGINNING IN 2004 COULD ADVERSELY AFFECT OUR OPERATIONS AND MARKET POSITION.

       Under the U.S. Oil Pollution Act of 1990, all oil tankers that do not have double hulls will be phased out by 2015 and will not be permitted to come to U.S. ports or trade in U.S. waters. Our 29-vessel fleet consists of nine single-hull vessels, six double-sided vessels and 14 double-hull vessels. Three of our single-hull vessels and two of our double-hull vessels do not currently serve U.S. ports and are not currently subject to the U.S. Oil Pollution Act of 1990. The remaining six single-hull vessels and the four double-sided vessels may be redeployed to other markets, sold or scrapped when they can no longer serve U.S. ports under the act. The U.S. Coast Guard annually inspects vessels that trade in U.S. waters and determines which vessels will be phased out under the act. These dates are recorded in tank vessel examination letters provided to the tanker owner. On the dates set forth below, the following tankers will be prohibited, based upon their respective ages, from trading in U.S. waters, except that they may trade in U.S. waters until 2015 if their operations are limited to discharging at the Louisiana Offshore Oil Port or off-loading by lightering within authorized lightering zones more than 60 miles off-shore. Lightering is the process by which vessels at sea off-load their cargo to smaller vessels for ultimate delivery to the discharge port.

      --------------------------------------------------------------------------------------------
                                                                                    DATE OF
                                           VESSEL                                  PROHIBITION
      --------------------------------------------------------------------------------------------
      Stavanger Prince*........................................................    June 1, 2004
      Kentucky*............................................................... November 1, 2006
      West Virginia*.......................................................... February 1, 2006
      Genmar Boss*............................................................. January 1, 2010
      Genmar Sun*.............................................................. January 1, 2010
      Genmar Alta.............................................................. January 1, 2010
      Genmar Commander......................................................... January 1, 2010
      Genmar Harriet........................................................... January 1, 2010
      Genmar Macedon........................................................... January 1, 2010
      Genmar Spartiate......................................................... January 1, 2010
      Genmar Zoe............................................................... January 1, 2010
      Genmar George............................................................  August 1, 2014
      Genmar Gabriel........................................................... January 1, 2015
      Genmar Leonidas.......................................................... January 1, 2015
      Genmar Nestor............................................................ January 1, 2015
      --------------------------------------------------------------------------------------------

     * The date of prohibition can be extended using hydrostatic balanced loading. The extended dates of prohibition would be: STAVANGER PRINCE June 1, 2009, KENTUCKY January 1, 2010, WEST VIRGINIA January 1, 2010, GENMAR BOSS January 1, 2015, GENMAR SUN January 1, 2015.

       As our vessels reach their phase-out dates, we may need to spend significant funds to reconfigure, retrofit or redeploy them or to sell them and purchase alternative vessels. We cannot assure you that these expenditures will be economically justified or that we will have or be able to obtain sufficient funds to make these repairs or purchases. If we scrap or sell vessels without replacement, our cash flow and our market position could be negatively affected.

AMENDMENTS TO THE INTERNATIONAL MARITIME ORGANIZATION'S REGULATIONS, WHICH ARE EXPECTED TO TAKE EFFECT IN SEPTEMBER 2002, COULD FORCE US TO PHASE-OUT OR RETROFIT OUR SINGLE-HULL VESSELS SOONER THAN EXPECTED, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

       Under IMO regulations that are expected to take effect in 2002, all of our single-hull vessels would be phased-out by 2015 unless they were fitted with a second hull. The amendments to the International Convention for the Prevention of Marine Pollution from Ships 1973, as amended, include a time-table for the phase-out of single-hull tankers that accelerates the phase-out schedule previously set by the IMO in 1992. Of the nine single-hull vessels in our fleet, one would be phased out by 2006 and two would be phased out by 2007. The remaining six vessels would be phased out by 2015, unless we retrofit them to comply with the new IMO standards. Although the IMO's member countries have not yet ratified the amendments, the amendments are expected to be approved. If it is not economically feasible to retrofit our tankers to comply with these new regulations, the accelerated phase-out of our single-hull tankers may negatively impact our operations and cash flow.

OUR REVENUES MAY BE ADVERSELY AFFECTED IF WE DO NOT SUCCESSFULLY EMPLOY OUR VESSELS.

       We seek to deploy our vessels between spot charters and time charters in a manner that optimizes our revenues. A spot charter is generally a contract to carry a specific cargo from a load port to a discharge port for a fixed dollar amount. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate. As of March 1, 2002, four of our vessels were contractually committed to time charters, with the remaining terms of these charters expiring on dates between September 2002 and August 2003. Although these time charters provide reliable revenues, they also limit the portion of our fleet available for spot voyages during an upswing in the tanker industry cycle, when spot voyages might be more profitable.

       We earned approximately 72.2% of our net voyage revenue from spot charters for the year ended December 31, 2001. The spot charter market is highly competitive, and spot charter rates may fluctuate dramatically based on tanker and oil supply and demand and other factors. We cannot assure you that future spot charters will be available at rates that will allow us to operate our vessels profitably.

WE MAY FACE UNEXPECTED REPAIR COSTS FOR OUR VESSELS.

       Repairs and maintenance costs are difficult to predict with certainty and may be substantial. Many of these expenses are not covered by our insurance. Large repair expenses could decrease our profits and reduce our liquidity.

ARRESTS OF OUR VESSELS BY MARITIME CLAIMANTS COULD CAUSE A SIGNIFICANT LOSS OF EARNINGS FOR THE RELATED OFF HIRE PERIOD.

       Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by "arresting" or "attaching" a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off-hire period.

       In addition, in jurisdictions where the "sister ship" theory of liability applies, a claimant may arrest both the vessel which is subject to the claimant's maritime lien and any "associated" vessel, which is any vessel owned or controlled by the same owner. In countries with "sister ship" liability laws, claims might be asserted against us, any of our subsidiaries or our vessels for liabilities of other vessels that we own.

OUR VESSELS MAY BE REQUISITIONED BY GOVERNMENTS WITHOUT ADEQUATE COMPENSATION.

       A government could requisition for title or seize our vessels. Under requisition for title, a government takes control of a vessel and becomes its owner. Also, a government could requisition our vessels for hire. Under requisition for hire, a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Although we as owner would be entitled to compensation in the event of a requisition, the amount and timing of payment would be uncertain.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING SKILLED EMPLOYEES.

       The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel, including ships' officers, in the future could have a material adverse effect on our business, financial condition and operating results. Our future success depends particularly on the continued service of Peter C. Georgiopoulos, our Chairman and Chief Executive Officer.

PORTIONS OF OUR INCOME MAY BE SUBJECT TO U.S. TAX.

       If we qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, then we will not be subject to federal income tax in the United States on our shipping income. In general, shipping income for this purpose is income derived by us or our wholly owned subsidiaries from the operation or leasing of our vessels and from the performance of services directly related thereto. We will satisfy the requirements under Section 883 if, inter alia, our stock is treated as primarily and regularly traded on an established securities market in the U.S. or in a country that provides an equivalent exemption from tax. Under proposed regulations, we likely would not satisfy this publicly traded requirement in any taxable year in which 50% or more of our stock is held at any time during that taxable year by persons who own (or are deemed to own under applicable rules) 5% or more of our stock ("5% owners"). We believe that in 2001 we satisfied the publicly traded requirement, and thus qualified for the Section 883 exemption. However, we may not qualify for the Section 883 exemption in 2002 or in the future if one or more persons becomes a 5% owner or if a current 5% owner increases its stock ownership, and, as a result, the 5% owners hold in the aggregate 50% or more of our stock. We believe that, as of March 1, 2002, 5% owners held in the aggregate approximately 48% of our stock. Our plan of recapitalization calls for various share adjustments, which may result in changes to this number. The proposed regulations are not yet in effect and the final regulations, when adopted, could differ from the proposed regulations.

       If we do not qualify for the Section 883 exemption, we likely would be subject to U.S. tax equal to 2% of our gross shipping income attributable to transportation beginning or ending in the United States. In 2001, the vast majority our revenues were attributable to transportation beginning or ending in the United States. If we had been subject to this gross income tax during 2001, such tax would have been as much as approximately $4.3 million. In lieu of the tax on gross shipping income, if we do not qualify for the Section 883 exemption we may be subject to U.S. tax on a net income basis with respect to that portion of our shipping income, if any, that is effectively connected to the conduct of a trade or business in the United States. In addition, we may be subject to U.S. tax on a net income basis with respect to that portion of our income, if any, that does not qualify as shipping income and that is effectively connected to the conduct of a trade or business in the United States.

       If we are a controlled foreign corporation, which would be the case if more than 50% of our stock is owned (or deemed to be owned) by U.S. persons who own (or are deemed to own) 10% or more of our voting stock ("U.S. 10% owners"), then we would qualify for the Section 883 exemption (even though we would not satisfy the publicly traded requirement). However, our U.S. 10% owners in that event will be required to include in income each year their pro-rata share of our shipping income and any other income that is "Subpart F income," as defined. We do not believe that we are a controlled foreign corporation. In addition, special rules, including either treating a portion of distributions or disposition proceeds as ordinary income with an interest charge, or alternatively electing to mark to market our shares or to include a pro-rata share of our income on a current basis, would apply to U.S. shareholders if we were classified as a passive foreign investment company. Current income inclusions by certain of our U.S. shareholders would also be required if we were a foreign personal holding company. We do not believe that those regimes apply to us. Holders should consult their tax advisors.

INCREASES IN TONNAGE TAXES ON OUR VESSELS WOULD INCREASE THE COSTS OF OUR OPERATIONS.

       Our vessels are currently registered under the following flags: Liberia, Malta, the Republic of the Marshall Islands and Norwegian International Ship Registry. These jurisdictions impose taxes based on the tonnage capacity of each of the vessels registered under their flag. The tonnage taxes imposed by these countries could increase, which would cause the costs of our operations would increase.

OUR INCORPORATION UNDER THE LAWS OF THE REPUBLIC OF THE MARSHALL ISLANDS MAY LIMIT THE ABILITY OF OUR SHAREHOLDERS TO PROTECT THEIR INTERESTS.

       Our corporate affairs are governed by our Articles of Incorporation and Bylaws and by the Marshall Islands Business Corporations Act. The provisions of the Marshall Islands Business Corporations Act resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the Marshall Islands Business Corporations Act. For example, the rights and fiduciary responsibilities of directors under the laws of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions. Although the Marshall Islands Business Corporations Act does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.

IT MAY NOT BE POSSIBLE FOR OUR INVESTORS TO ENFORCE U.S. JUDGMENTS AGAINST US.

       We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are organized in the Cayman Islands and the Marshall Islands. Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our or the assets of our subsidiaries are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiaries based upon these laws.

A SUCCESSFUL CLAIM THAT OUR RECAPITALIZATION TRANSACTION REQUIRED REGISTRATION UNDER THE SECURITIES ACT OF 1933 COULD RESULT IN A CLAIMANT'S RESCISSION OF ITS EXCHANGE OF ASSETS OR SECURITIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

       We formed our company by exchanging our common stock for equity securities and assets of shipowners and management companies through a recapitalization transaction. The negotiations with respect to these transactions continued and the execution of agreements for these transactions occurred after the filing of the registration statement for our initial public offering. Also, after that filing, we agreed to acquire two additional vessels in our recapitalization for common stock. The staff of the Securities and Exchange Commission raised questions as to the availability of the private placement exemption for these transactions on three occasions during the review of our Registration Statement. We believe that the recapitalization transaction qualified as a private placement under the Securities Act of 1933. However, one or more of the participants exchanging securities or assets in the recapitalization transaction may assert that the recapitalization transaction should be integrated with our initial public offering, and thus require registration under Section 5 of the Securities Act of 1933. If any of these participants were successful in bringing this type of action against us, it could obtain remedies which could include rescission of its exchange of assets or securities. Thus, successful participants could obtain return of the interests in vessels they contributed to our company. The aggregate net asset value of all of the vessels for which we issued shares of our common stock (based on their appraised value at December 31, 2001, minus indebtedness, plus net working capital) was approximately $478.7 million. If successful participants no longer held the shares of common stock issued to them, the participants could obtain damages equal to the difference between the value of the interests in the vessels contributed by them in exchange for the shares of common stock issued to them, with interest, reduced by the amount received when the participant sold the shares, with interest and reduced by any income received by the participants on the shares of common stock sold. If a claim of this type were successful, it could be material to our assets and operating results. We have obtained from each participant a waiver of the right to bring an action of this type and agreement to contribute any benefit obtained from an action of this type to us. However, this waiver and agreement may not be enforceable as contrary to public policy. We understand that it is the view of the staff of the Securities and Exchange Commission that this waiver and agreement are not enforceable. Our management has not classified any of our outstanding shares outside of permanent shareholders' equity (as temporary equity) because it has concluded that a successful assertion of a claim of rescission is remote. This conclusion was based upon management's assessment of the issues discussed above and facts and circumstances of the recapitalization, including the nature and characteristics of persons receiving shares of our common stock in the recapitalization transaction, their awareness of these issues and their agreement to enter into the waiver and contribution agreements described above (taking into account the views of the staff of the Securities and Exchange Commission as to enforceability).

ANTI-TAKEOVER PROVISIONS IN OUR FINANCING AGREEMENTS AND OUR ORGANIZATIONAL DOCUMENTS COULD HAVE THE EFFECT OF DISCOURAGING, DELAYING OR PREVENTING A MERGER OR ACQUISITION, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

       Several of our existing financing agreements impose restrictions on changes of control of our company and our ship-owning subsidiaries. These include requirements that we obtain the lenders' consent prior to any change of control and that we make an offer to redeem certain indebtedness before a change of control can take place.

       Several provisions of our amended and restated articles of incorporation and our bylaws could discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. These provisions include:

       - authorizing our board of directors to issue "blank check" preferred stock without shareholder approval;

       - providing for a classified board of directors with staggered, three-year terms;

       - prohibiting us from engaging in a "business combination" with an "interested shareholder" for a period of three years after the date of the transaction in which the person became an interested shareholder unless certain provisions are met;

       -  prohibiting cumulative voting in the election of directors;

       - authorizing the removal of directors only for cause and only upon the affirmative vote of the holders of at least 80% of the outstanding shares of our common stock entitled to vote for the directors;

       - prohibiting shareholder action by written consent unless the written consent is signed by all shareholders entitled to vote on the action;

       -  limiting the persons who may call special meetings of shareholders;
          and

       - establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

OUR COMMON STOCK PRICE MAY BE HIGHLY VOLATILE AND AN INVESTMENT IN OUR COMMON STOCK COULD DECLINE IN VALUE.

       The market price of our common stock may fluctuate significantly in response to many factors, many of which are beyond our control. Investors in our common stock may not be able to resell their shares at or above their purchase price due to those factors, which include the risks and uncertainties set forth in this report. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against the company. We may become involved in this type of litigation in the future. Litigation of this type could be extremely expensive and divert management's attention and resources from running our company.

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

       The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We have entered into registration rights agreements with the securityholders who received shares in our recapitalization transactions that entitle them to have an aggregate of 29,000,000 shares registered for sale in the public market. In addition, those shares may become eligible for sale in the public market beginning on June 12, 2002, pursuant to Rule 144 under the Securities Act. We also intend to register on Form S-8 an aggregate of 2,900,000 shares issuable upon exercise of options we have granted to purchase common stock or reserved for issuance under our equity compensation plans.

ITEM 2.    PROPERTIES

       We lease two properties, both of which house offices used in the administration of our operations: a property of approximately 11,000 square feet in New York, New York and a property of approximately 7,400 square feet in Piraeus, Greece. We do not own or lease any production facilities, plants, mines or similar real properties.

ITEM 3.    LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

       Except as set forth below, we are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries is a party or of which our property is the subject. From time to time in the future, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

       We time chartered one of our vessels, the GENMAR HARRIET, to an affiliate of OMI Corporation in September 1997, for a period of four years plus or minus 30 days. Under the charter, we had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days written notice with a payment of $1.0 million to the charterer, which payment has been made by us. On October 2, 2000, we gave notice to the charterer that this option was being exercised. Subsequently, it was calculated that redelivery was to take place on February 2, 2001. In January 2001, the charterer indicated that it was not possible to complete a laden voyage by such date. The charterer asserted that the vessel would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. The charterer demanded arbitration and, under protest, redelivered the vessel to us on January 14, 2001. The charterer has alleged that it is entitled to damages in the amount of approximately $1.9 million, exclusive of interest and costs, as a result of its inability to commence and complete another voyage. Our position is that pursuant to the terms of the charter and the existing law, the charterer was not entitled to commence another voyage if the vessel could not reasonably be redelivered prior to the redelivery date. We believe that the charterer's anticipatory breach of the charter has damaged us. The parties agreed to arbitration in the State of New York and nominated a sole arbitrator. The parties have exchanged correspondence expressing differing views of the law and the facts of the matter and have made various settlement offers. At a hearing held before the arbitrator on October 3, 2001, the charterer presented witnesses and other evidence in support of its claim. A second hearing was held on November 20, 2001, at which we presented witnesses in support of our claim. Both sides have notified the arbitrator that they do not intend to call any more witnesses, and the parties are awaiting a schedule for the submission of briefs to the arbitrator.

       On March 14, 2001, the GENMAR HECTOR experienced severe weather while unloading at the BP Amoco Co. terminal in Texas City, Texas. As a result of heavy winds, the vessel became separated from the terminal. The terminal's loading arms were damaged and there was a discharge of approximately 200 to 300 barrels of oil. The U.S. Coast Guard has determined that this oil originated from the terminal and that BP Amoco is the responsible party for the discharge under the Oil Pollution Act of 1990, although BP Amoco retains a right of contribution against the vessel. On March 16, 2001, BP Amoco Corporation, BP Amoco Oil Co. and Amoco Oil Company filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division, against the GENMAR HECTOR IN REM, seeking damages in the amount of $1.5 million. The protection and indemnity association for this vessel, which provides insurance coverage for such incidents, issued a letter to BP Amoco Co., et al. guaranteeing the payment of up to $1.5 million for any damages for which this vessel may be found liable in order to prevent the arrest of the vessel. On July 31, 2001, the plaintiffs filed a an amended complaint which added as defendants United Overseas Tankers Ltd., (a subsidiary of General Maritime) and General Maritime. On or about August 3, 2001, Valero Refining Company-Texas and Valero Marketing & Supply Co., co-lessors with BP Amoco of the BP Amoco terminal and the voyage charterer of the vessel, intervened in the above-referenced lawsuit, asserting claims against the vessel, Genmar Hector Ltd., United Overseas Tankers, General Maritime and BP Amoco in the aggregate amount of approximately $3.2 million. On or about September 28, 2001, BP Amoco filed a second amended complaint, increasing the aggregate amount of its claims against the defendants, including General Maritime, from $1.5 million to approximately $3.2 million. BP Amoco asserted that such increase is due to subsequent demurrage claims made against BP Amoco by other vessels whose voyages were delayed or otherwise affected by the incident. We believe that the claims asserted by BP Amoco are generally the same as those asserted by Valero Refining Company-Texas and Valero Marketing & Supply Co. and that, as a result, the aggregate amount of such claims taken together will be approximately $3.2 million. A counterclaim has been filed on behalf of the Defendants against the BP Amoco and Valero plaintiffs in the approximate amount of $25,000.
On October 30, 2001, these two civil actions were consolidated and on December 26, 2001, a complaint for damages in an unspecified amount due to personal injuries from the inhalation of oil fumes was filed by certain individuals against the vessel, BP Amoco, United Overseas Tankers, and General Maritime Corporation. These personal injury plaintiffs filed an amended complaint on January 24, 2002, adding another individual as a plaintiff and asserting a claim against United Overseas Tankers and General Maritime Corporation for punitive damages. We believe that the claim for punitive damages is without merit. With the possible exception of the claim for punitive damages, all of the claims asserted against us appear to be covered by insurance. Accordingly, we believe that this incident will have no material effect on the value of the GENMAR HECTOR or on its results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

       The common stock of General Maritime Corporation has traded on the New York Stock Exchange under the symbol "GMR" since General Maritime's initial public offering on June 12, 2001. The following table sets forth for the periods indicated the high and low prices for the common stock as of the close of trading as reported on the New York Stock Exchange:

        FISCAL YEAR ENDED DECEMBER 31, 2001                           HIGH                  LOW
        -----------------------------------                           ----                  ---
              2nd Quarter (beginning June 12, 2001)..................  $16.75              $12.81
              3rd Quarter............................................  $14.21              $ 8.95
              4th Quarter............................................  $10.80              $ 8.14

       As of February 19, 2002, there were approximately 964 holders of our common stock.

       We have never declared or paid any cash dividends on our capital stock. General Maritime currently intends to retain all available earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Certain financing agreements of General Maritime and its subsidiaries contain limitations or prohibitions on the payment of dividends without the lender's consent or in conjunction with a subsidiary's failure to comply with various financial covenants.

USE OF PROCEEDS

       Pursuant to a Registration Statement on Form S-1 (Registration
No. 333-49814) that was declared effective by the Securities and Exchange Commission on June 12, 2001, 8,000,000 shares of our common stock, par value $0.01 per share, which were sold in connection with our initial public offering, were registered under the Securities Act of 1933, as amended. We provided information regarding the proceeds of our offering under Item 2(b) of Part II of our Quarterly Reports on Form 10-Q for the periods ended June 31, 2001 and September 30, 2001. During the three months ended December 31, 2001, we used the remaining $1.8 million of net proceeds from that offering for general corporate purposes.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

       Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

                                                                                                             ELEVEN
                                                                                                             MONTHS
                                                                                                              ENDED
                                                              FOR YEAR ENDED DECEMBER 31,                   DECEMBER 31,
                                                      2001           2000          1999         1998         1997 (1)
                                                  -------------- ------------- ------------- ------------ -------------
INCOME STATEMENT DATA
       (dollars in thousands)
Voyage revenues                                        $217,128      $132,012      $ 71,476     $ 62,031      $ 12,436
Operating expenses
   Voyage expenses                                       52,099        23,996        16,742       10,247           465
   Direct vessel expenses                                42,140        23,857        19,269       15,684         3,010
   General and administrative expenses                    9,550         4,792         3,868        2,828         1,101
   Depreciation and amortization                         42,820        24,808        19,810       16,493         3,402
   Other operating expenses                                             5,272        -             -             -
     Total operating expenses                           146,609        82,725        59,689       45,252         7,978
     Operating income                                    70,519        49,287        11,787       16,779         4,458
     Other expenses                                       1,822        -             -             -            -
     Net interest expense                                16,292        19,005        16,525       14,654         3,016
       Income before extraordinary expense               52,405        30,282        (4,738)       2,125         1,442
       Extraordinary expense                              1,184        -             -             -            -
         Net Income (loss)                             $ 51,221      $ 30,282      $ (4,738)    $  2,125      $  1,442

BALANCE SHEET DATA at end of period
       (dollars in thousands)
Cash                                                   $ 17,186      $ 23,523      $  6,842     $  6,411      $  3,291
Total current assets                                     43,252        37,930        13,278       12,121         6,286
Total assets                                            847,715       438,922       351,146      345,633       194,340
Current liabilities                                      82,502        41,880        28,718       21,663        16,056
Current portion of long term debt                        73,000        33,050        20,450       18,982        13,950
Long-term debt (2)                                      339,600       241,785       202,000      241,625       135,550
Weighted average long-term debt for period              283,255       233,010       219,008      203,398        46,679
Total shareholders' equity                              495,690       186,910       125,878       99,650        55,543

OTHER FINANCIAL DATA
       (dollars in thousands)
Adjusted EBITDA (3)                                    $113,388      $ 79,367      $ 31,597     $ 33,272      $  7,860
Net cash provided by operating activities                83,442        47,720        12,531       15,665         6,042
Net cash used in investing activities                  (261,803)      (85,865)      (18,688)    (159,206)     (189,716)
Net cash provided by financing activities               172,024        54,826         6,588      146,661       186,965
Capital expenditures:
   Vessel purchases, gross                             (256,135)      (85,500)      (18,200)    (158,700)     (189,716)
   Drydocking                                            (3,321)       (3,168)       (4,074)        (250)            -

                                                                                                              ELEVEN
                                                                                                              MONTHS
                                                                                                               ENDED
                                                                FOR YEAR ENDED DECEMBER 31,                  DECEMBER 31,
                                                      2001           2000          1999          1998         1997 (1)
                                                  -------------- ------------- ------------- ------------- -------------
FLEET DATA
Total number of vessels at end of period                     29            14            11            10             6
Weighted average number of vessels (4)(6)                  21.0          12.6          10.3           8.3           1.7
Total voyage days for fleet (5)(6)                        7,374         4,474         3,603         3,030           620
Total calendar days for fleet (6)(7)                      7,664         4,599         3,756         3,030           623
Fleet utilization (8)                                      96.2%         97.3%         95.9%          100%         99.5%

AVERAGE DAILY RESULTS
Time charter equivalent (9)                         $    22,380   $    24,143   $    15,191   $    17,090    $   19,308
Total vessel operating expenses (10)                      6,745         6,229         6,160         6,110         6,599
Adjusted EBITDA (3)                                      14,788        17,257         8,412        10,981        12,616

PER SHARE DATA (11)
   (dollars in thousands, except share data)
Net income (loss)                                   $    51,221   $    30,282   $    (4,738)  $     2,125    $    1,442
   Basic                                                   1.74          1.60         (0.33)         0.21          0.42
   Fully diluted                                           1.74          1.60         (0.33)         0.21          0.42
Weighted average for basic and fully diluted         30,144,709    18,877,822    14,238,531    10,166,389     3,430,084

1)   Since our inception on February 1, 1997
2) Long term debt is inclusive of current portion of long term debt for the relevant period. In 1999, it excludes a $15 million note payable to one of our shareholders, which was cancelled and contributed to our capital in June 2000.
3) Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses excluding other expenses. Adjusted EBITDA is included because it is used by certain investors to measure a company's financial performance. Adjusted EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income or any other indicator of a company's performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies.
4) Weighted average number of vessels is the average number of vessels that constituted our fleet for that year, as measured by the sum of the number of days each vessel was part of our fleet divided by the number of calendar days in that year.
5) Voyage days are the total days our vessels were in our possession, net of off-hire days associated with major repairs, drydockings or special surveys.
6)   Reflects an extra day in 2000, which was a leap year.
7) Calendar days are the total days our vessels were in our possession, including off-hire days associated with major repairs, drydockings or special surveys.
8) Fleet utilization is the percentage of time that the vessels in our possession were available for revenue generating voyages and is determined by dividing voyage days by calendar days.
9) Time charter equivalent, or TCE, is a measure of the average daily revenue performance of a vessel on a per voyage basis. Our method of calculating time charter equivalent is consistent with industry standards and is determined by dividing net voyage revenue by voyage days for the time period. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of commissions and port, canal and fuel costs that are unique to a particular voyage, which otherwise by paid by a charterer under a time charter.
10) Total vessel operating expenses are our total expenses associated with operating our vessels. We determine total vessel operating expenses by dividing the sum of direct vessel expenses and general and administrative expenses by calendar days.
11)  Basic earnings / (loss) per share are computed by dividing net income /
     (loss) by the weighted average number of shares of common share outstanding during the year. Diluted income / (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. There were no dilutive securities outstanding during the years presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management's current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: changes in demand or material decline in rates in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the typical seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance: changes in general domestic and international political conditions; changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); and other factors listed from time to time in our filings with the Securities and Exchange Commission. For a description of some of these factors, see the discussion under the heading "Item 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

       Because the limited partnerships through which we were operated prior to June 12, 2001 were generally treated as flow through entities for U.S. income tax purposes during the period prior to our recapitalization, our income was passed through to the partners of the limited partnerships. In addition, we believe that we qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 and, as a result, will not be subject to federal income tax in the United States on our shipping income. We also believe that we will not be subject to the U.S. federal tax equal to 2% of our gross shipping income from transportation beginning or ending in the United States. Accordingly, liability for U.S. income tax is not reflected in our financial statements or in the discussion below, and we have not included a pro forma discussion showing the effects of any projected U.S. income taxes. For further information, see the discussion under the heading "Item 1 - BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS - PORTIONS OF OUR INCOME..." in this report.


       The following is a discussion of our financial condition and results of operations for the years ended December 31, 2001 and 2000, and for the years ended December 31, 2000 and 1999. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

       For discussion and analysis purposes only, we evaluate performance using net voyage revenues. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of commissions, port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter. We believe that presenting voyage revenues, net of voyage expenses, neutralizes the variability created by unique costs associated with particular voyages or the deployment of vessels on time charter or on the spot market and presents a more accurate representation of the revenues generated by our vessels.

       We actively manage the deployment of our fleet between spot charters, which generally last from several days to several weeks, and time charters, which can last up to several years. A spot charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon total amount. Under spot charters, we pay voyage expenses such as port, canal and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate. Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs. We primarily operate in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. We also currently operate four vessels in the Black Sea which we believe will enable us to take advantage of opportunities in that market.

       We strive to optimize the performance of our fleet through the deployment of our vessels in both time charters and in the spot market. Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvement in tanker rates.

       In the past we have also deployed our vessels on bareboat contracts whereby we lease vessels for a set period of time and the charterer bears all operating expenses including crew and drydocking costs. Although revenues and net voyage revenues are lower under this type of contract, operating income is generally equivalent to operating income generated from time charters during comparable periods.

       Our voyage revenues and voyage expenses are recognized ratably over the duration of the voyages and the lives of the charters, while direct vessel expenses are recognized when incurred. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. Time charter equivalent, or "TCE," rates are calculated by dividing net voyage revenue by the aggregate number of vessel operating days that we owned each vessel. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. Corporate income and expenses, which include general and administrative and net interest expense, are allocated to vessels on a pro rata basis based on the number of months that a vessel was owned. Daily direct vessel operating expenses and daily general and administrative expenses are calculated by dividing the total expenses by the aggregate number of calendar days that we owned each vessel for the period.

       We depreciate our vessels on a straight-line basis over their estimated useful lives determined to be 25 years from the date of their initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value of $125 per lightweight ton. We capitalize the total costs associated with a drydock and amortize these costs on a straight-line basis over the period between drydockings. Our expenditures for major maintenance and repairs are capitalized if the work extends the operating life of the vessel or materially improves the vessel's performance, otherwise costs are expensed as incurred.

Total expenses associated with replaced parts are capitalized, less the depreciated value of the old part being replaced, and are depreciated on a straight line basis over the shorter of the remaining life of the new part or vessel.

       We acquired 29 of our vessels as well as our two management company subsidiaries in a series of recapitalization transactions described above in the heading "Item 1 - BUSINESS - BUSINESS STRATEGY." Some of the recapitalization transactions included transactions with entities in which Peter C. Georgiopoulos, our Chairman and Chief Executive Officer, had an interest.

RESULTS OF OPERATIONS

       Margin analysis for the indicated items as a percentage of net voyage revenues for year ended December 31, 2001 and 2000, and the year ended December 31, 2000 and 1999 is set forth in the table below.

                                     INCOME STATEMENT MARGIN ANALYSIS
                                        (% OF NET VOYAGE REVENUES)

                                                       YEAR ENDED DECEMBER 31,
                                               2001                2000               1999
                                          ---------------- ------------------- -------------------
Net voyage revenues (1)                                100%                100%               100%
Operating expenses
Direct vessel expenses                                25.5                22.1               35.2
General and administrative expenses                    5.8                 4.4                7.1
Other operating expense                                0.0                 4.9                0.0
Depreciation and amortization                         25.9                23.0               36.2
Total operating expenses                              57.2                54.4               78.5
Operating income                                      42.8                45.6               21.5
Other expense                                          1.1                 0.0                0.0
Net interest expense                                   9.9                17.6               30.2
Income before extraordinary expense                   31.8                28.0               (8.7)
Extraordinary expense                                  0.7                 0.0                0.0
                                          ---------------- ------------------- -------------------
Net income                                            31.1                28.0               (8.7)
                                          ================ =================== ===================
Adjusted EBITDA (2)                                   68.7                73.5               57.7

(1) Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of commissions, port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter. The following table sets for the voyage revenues and voyage expenses for the periods listed.

                                                           YEAR ENDED DECEMBER 31,
                                                     2001            2000            1999
                                                 -------------- ---------------- -------------

        Voyage Revenues                                217,128          132,012        71,476
        Voyage Expenses                                (52,099)         (23,996)      (16,742)
        NET VOYAGE REVENUES                            165,029          108,016        54,734

(2) Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses excluding other income or expenses. Adjusted EBITDA is included because it is used by certain investors to measure a company's financial performance. Adjusted EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income or any other indicator of our performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies.

       "Same Fleet" data consists of financial and operational data only from those vessels that were part of our fleet for both complete periods under comparison. Management believes that this presentation facilitates a more accurate analysis of operational and financial performance of vessels after they have been completely integrated into the our operations. Same Fleet data is provided for comparison of the years ended December 31, 2001 and 2000, and the years ended December 31, 2001 and 2000. The vessels which comprise the Same Fleet for periods not directly compared are not necessarily the same. As a result, comparison of Same Fleet data provided for periods which are not directly compared in the table below will not yield meaningful results.

                               SAME FLEET ANALYSIS

                                                         YEAR ENDED                         YEAR ENDED
                                                        DECEMBER 31,                       DECEMBER 31,
                                                   2001              2000              2000             1999
                                                -------------- ----------------- ----------------- ----------------
INCOME STATEMENT DATA
(dollars in thousands)
Net voyage revenues                                    95,576            87,896            78,006           53,999
Direct vessel expenses                                 23,043            20,833            19,159           18,678

INCOME STATEMENT MARGIN ANALYSIS
(% of net voyage revenues)
Direct vessel expenses                                  24.1%             23.7%             24.5%            34.6%
Adjusted EBITDA                                         70.8%             71.6%             70.8%            58.7%

OTHER FINANCIAL DATA
(dollars in thousands)
Adjusted EBITDA                                        67,703            62,928            55,207           31,688

FLEET DATA
Weighted average number of vessels                       11.0              11.0              10.0             10.0
Total calendar days for fleet                           4,015             4,026             3,660            3,650
Total voyage days for fleet                             3,871             3,918             3,552            3,511
Total time charter days for fleet                       1,677             2,174             2,174            1,738
Total spot market days for fleet                        2,194             1,744             1,378            1,773
Capacity utilization                                    96.4%             97.3%             97.0%            96.2%

AVERAGE DAILY RESULTS
TCE                                                    24,690            22,434            21,961           15,380
Direct vessel expenses                                  5,739             5,175             5,235            5,117
Adjusted EBITDA                                        16,863            15,631            15,052            8,651

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

VOYAGE REVENUES -- Voyage revenues increased by $85.1 million, or 64.5%, to $217.1 million for the year ended December 31, 2001 compared to $132.0 million for the year ended December 31, 2000. This increase is due to the increase in the number of vessels in our fleet during 2001 compared to 2000. The average size of our fleet increased 66.8% to 21.0 tankers during 2001 compared to 12.6 tankers during 2000.

VOYAGE EXPENSES -- Voyage expenses increased $28.1 million, or 117 %, to $52.1 million for the year ended December 31, 2001 compared to $24.0 million for the year ended December 31, 2000. This increase is primarily due to the increase in the number of vessels in our fleet as well as the mix of deployment of our vessels operating on time charter contracts or in the spot market. The increase in our voyage expenses is primarily the result of the increase in revenues generated on the spot market and the number of days that our vessels operated in the spot market for the year ended December 31, 2001 compared to the year ended December 31, 2000. Under spot voyages, we are responsible for voyage expenses which are otherwise borne by the charterer under a time charter contract.

NET VOYAGE REVENUES -- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $57.0 million, or 52.8%, to $165.0 million for the year ended December 31, 2001 compared to $108.0 million for the year ended December 31, 2000. This increase is due to the overall growth of our fleet. The average size of our fleet increased 66.8% to 21.0 tankers during 2001 compared to 12.6 tankers during 2000, while our average TCE rates declined 7.3% to $22,380 during 2001 compared to $24,143 during 2000. Our average TCE rates declined in the fourth quarter of 2001 as compared to the third quarter, and we continued to experience downward pressure on our average TCE rates during January and February 2002. The total increase in our net voyage revenues of $57.0 million resulted from an increase of $7.7 million in our Same Fleet revenues, an increase of $9.0 million from the full year of operations of three vessels acquire during 2000 and are not considered Same Fleet, and $40.3 million from vessels that we acquired during 2001. During 2000 we acquired the GENMAR ZOE in May, the GENMAR MACEDON in June and the GENMAR SPARTIATE in July. During 2001 we acquired the GENMAR ALEXANDRA, GENMAR HECTOR, GENMAR PERICLES, WEST VIRGINIA, KENTUCKY and GENMAR SPIRIT in June, the STAVANGER PRINCE, GENMAR NESTOR, GENMAR STAR, GENMAR TRUST, GENMAR CHAMPION and GENMAR LEONIDAS in
July, and the GENMAR TRADER, GENMAR ENDURANCE and GENMAR CHALLENGER in August. Our fleet consisted of 29 vessels (24 Aframax, five Suezmax) for the year ended December 31, 2001 compared to 14 vessels (nine Aframax, five Suezmax) for the year ended December 31, 2000. The average size of our fleet increased 66.8% to
21.0 vessels (16.0 Aframax, 5.0 Suezmax) for the year ended December 31, 2001 compared to 12.6 vessels (9.0 Aframax, 3.6 Suezmax) for the year ended December 31, 2000.

ON AN OVERALL FLEET BASIS:

      - Average daily time charter equivalent rate per vessel decreased by $1,763, or 7.3%, to $22,380 for the year ended December 31, 2001 ($21,053 Aframax, $26,905 Suezmax) compared to $24,143 for the year ended December 31, 2000 ($22,294 Aframax, $28,975 Suezmax).

      - $45.8 million, or 27.8%, of net voyage revenue was generated by time charter contracts ($43.4 million Aframax, $2.4 Suezmax) and $119.2 million, or 72.2%, was generated in the spot market ($76.6 million Aframax, $42.6 million Suezmax) for the year ended December 31, 2001, compared to $39.8 million, or 36.9%, of our net voyage revenue generated by time charter contracts ($25.3 million Aframax, $14.5 million Suezmax), and $68.2 million, or 63.1%, generated in the spot market ($46.9 million Aframax, $21.3 million Suezmax) for the year ended December 31, 2000.

      - Vessels operated an aggregate of 1,991 days, or 27.0 %, on time charter contracts (1,894 days Aframax, 97 days Suezmax) and 5,383 days, or 73.0%, in the spot market (3,808 days Aframax, 1,575 days Suezmax) for the year ended December 31, 2001, compared to 2,174 days, or 48.6%, on time charter contracts (1,533 days Aframax, 641 days Suezmax) and 2,300 days, or 51.4%, in the spot market (1,703 days Aframax, 597 days Suezmax) for the year ended December 31, 2000.

      - Average daily time charter rates were $23,025 for the year ended December 31, 2001 ($22,932 Aframax, $24,851 Suezmax) compared to average daily time charter rates of $18,302 for the year ended December 31, 2000 ($16,477 Aframax, $22,665 Suezmax). This increase is due to the expiration of some of our time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

      - Average daily spot rates were $22,141 for the year ended
        December 31, 2001 ($20,118 Aframax, $27,032 Suezmax), compared to average daily spot rates of $29,665 for the year ended December 31, 2000 ($27,531 Aframax, $35,751 Suezmax).

        The following table summarizes the portion of our fleet that was on time charter as of March 1, 2002:

          ------------------------------------------------------------------------------
          Vessel                       Expiration Date          Average Daily Rate(1)
          ------------------------------------------------------------------------------
          Genmar Boss*               September 24, 2002(2)         Market Rate(3)
          Genmar Alexandra           February 20, 2003(2)          Market Rate(4)
          Genmar George*             May 24, 2003(5)               $20,000
          Genmar Ajax*               August 12, 2003               $23,000
          ------------------------------------------------------------------------------

           * "Same Fleet" vessel
           (1) Includes commissions of 1.25%.
           (2) Termination date is plus or minus 15 days.
           (3) The charter provides for a floating rate based on weekly spot market related rates.
           (4) The charter provides for a floating rate based on weekly spot market related rates which can be no less than $16,000 per day and no more than $22,000 per day.
           (5) Termination date is plus or minus 30 days.

       Since September 30, 2001, the time charter contracts of three of our vessels have expired and those vessels are now operating on the spot market. The time charter contracts for the STAVANGER PRINCE, GENMAR COMMANDER and GENMAR SUN expired on January 7, February 5, and February 25, 2002, respectively, and those vessels are currently operating on the spot market. We continually evaluate the time charter market for available contracts and are seeking attractive opportunities to place additional vessels on time charter contracts. To date, current available contracts have not in our judgment provided favorable opportunities.

       Of our net voyage revenues for the year ended December 31, 2001 of $165.0 million, $95.6 million was attributable to our Same Fleet. Same Fleet for the year ended December 31, 2001 and 2000 consisted of 11 vessels (nine Aframax, two Suezmax). Same Fleet net voyage revenues increased by $7.7 million, or 8.7%, to $95.6 million for the year ended December 31, 2001 compared to $87.9 million for the year ended December 31, 2000. This increase is attributable to changes in our average spot and time charter tanker rates for the year ended December 31, 2001 compared to those for the year ended
December 31, 2000 and changes in the deployment of our fleet.

ON A SAME FLEET BASIS:

      - Average daily time charter equivalent rate per vessel increased by $2,256, or 10.1%, to $24,690 for the year ended December 31, 2001 ($24,788 Aframax, $24,214 Suezmax) compared to $22,434 for the year ended December 31, 2000 ($22,294 Aframax, $23,095 Suezmax).

      - $40.8 million, or 42.7%, of net voyage revenue was generated by time charter contracts ($38.4 million Aframax, $2.4 Suezmax) and $54.8 million, or 57.3%, was generated in the spot market ($41.3 million Aframax, $13.5 million Suezmax) for the year ended December 31, 2001, compared to approximately $39.8 million, or 45.3 %, of our net voyage revenue generated by time charter contracts ($25.3 million Aframax, $14.5 million Suezmax), and $48.1 million, or 54.7%, generated in the spot market ($46.9 million Aframax, $1.2 million Suezmax) for the year ended December 31, 2000.

      - Vessels operated an aggregate of 1,677 days, or 43.3%, on time charter contracts (1,580 days Aframax, 97 days Suezmax) and 2,194 days or 56.7%, in the spot market (1,634 days Aframax, 560 days Suezmax) for the year ended December 31, 2001, compared to 2,174 days, or 55.5%, on time charter contracts (1,553 days Aframax, 641 days Suezmax) and 1,744 days, or 44.5%, in the spot market (1,703 days Aframax, 41 days Suezmax) for the year ended December 31, 2000.

      - Average daily time charter rates were $24,311 for the year ended December 31, 2001 ($24,278 Aframax, $24,851 Suezmax) compared to average daily time charter rates of $18,302 for the year ended December 31, 2000 ($16,477 Aframax, $22,665 Suezmax). This increase is due to the expiration of some or our time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

      - Average daily spot rates were $24,980 for the year ended
        December 31, 2001 ($25,281 Aframax, $24,103 Suezmax), compared to average daily spot rates of $27,585 for the year ended December 31, 2000 ($27,531 Aframax, $29,824 Suezmax.

DIRECT VESSEL EXPENSES -- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $18.2 million, or 76.2% to $42.1 million for the year ended December 31, 2001 compared to $23.9 million for the year ended December 31, 2000. This increase is primarily due to the growth of our fleet. On a daily basis, direct vessel expenses per vessel increased by $312, or 6.0 % to $5,499 for the year ended December 31, 2001 ($5,171 Aframax, $6,547 Suezmax) compared to $5,187 for the year ended December 31, 2000 ($4,989 Aframax, $5,688 Suezmax) primarily as the result of an increase in maintenance and repairs of newly acquired vessels. Same Fleet direct vessel expenses increased $2.2 million, or 10.6%, to approximately $23.0 million for the year ended December 31, 2001 compared to $20.8 million the year ended December 31, 2000. This increase is primarily the result of higher crew costs and expenses associated with restocking the provisions and stores of these vessels upon assuming of technical management of them from an unrelated third party management company, as well as a supplemental insurance call associated with our protection and indemnity insurance club. On a daily basis, Same Fleet direct vessel expenses per vessel increased $564, or 10.9 % to $5,739 ($5,525 Aframax, $6,702 Suezmax) compared to $5,175 ($4,989 Aframax, $6,011 Suezmax) for the year ended December 31, 2001 compared to the year ended December 31, 2000. Our direct vessel expenses depend on a variety of factors, many of which are beyond our control and affect the entire shipping industry. We anticipate that daily direct vessel operating expenses will increase during 2002 primarily due to increases in insurance costs and enhanced security measures implemented after September 11, 2001 as well as increases in maintenance and repairs. See below under the heading "LIQUIDITY AND CAPITAL RESOURCES."

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by $4.8 million, or 100 %, to $9.6 million for the year ended
December 31, 2001 compared to $4.8 million for the year ended December 31, 2000. This increase is primarily due to an increase in payroll expenses including the increase in the number of personnel in connection with the growth of our fleet for year ended December 31, 2001 compared to the year ended December 31, 2000. Daily general and administrative expenses increased $204 or 19.6% to $1,246 for the year ended December 31, 2001 compared to $1,042 for the year ended December 31, 2000, primarily as a result of an increase in payroll expenses including an increase in the number of personnel in connection with the growth of our fleet for year ended December 31, 2001 compared to the year ended December 31, 2000, as well as the effect of building our infrastructure in preparation for future growth of the fleet. General and administrative expenses are incurred prior to the acquisition and subsequent to the sale of a vessel; therefore, during periods of changes in the size of our fleet these daily expenses increase relative to the number of days that a vessel is owned.

OTHER OPERATING EXPENSES - During the year ended December 31, 2000, we expensed $5.3 million in contract termination fees and other related costs associated with the termination of three of our time charter contracts relating to one Aframax tanker and two Suezmax tankers. We replaced the Aframax time charter, which was chartered through February 2002 at a rate of $18,750 per day, with a new time charter, which is chartered through the same period at a rate of $24,300 per day. The two Suezmax tankers were chartered through September 2001 and May 2002 at $22,250 and $24,200 per day, respectively. The termination of these two time charters enabled us to operate these vessels in the spot market upon their redelivery in January and March 2001. During the fourth quarter of the year ended December 31, 2000, when this termination was effected, our Suezmax vessels operating in the spot market generated an average rate of approximately $42,500 per day. We had no such expense during the year ended December 31, 2001.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization, which includes depreciation of vessels as well as amortization of dry docking, special survey costs and loan fees, increased by $18.0 million, or 72.6 %, to $42.8 million for the year ended December 31, 2001 compared to $24.8 million for the year ended December 31, 2000. This increase is primarily due to the growth of our fleet as well as an additional amortization of approximately $0.7 million in drydocking costs for the year ended December 31, 2001 compared to the year ended December 31, 2000.

NET INTEREST EXPENSE -- Net interest expense decreased by $2.7 million, or
14.3 %, to $16.3 million for the year ended December 31, 2001 compared to $19.0 million for the year ended December 31, 2000. This decrease is the result of the lower interest rate environment as well as the refinancing of our previous loans into our existing two credit facilities associated with our variable interest rate debt. Our weighted average debt increased 22% to approximately $283 million during 2001 compared to approximately $233 million during 2000.

OTHER EXPENSES - We incurred a non-recurring expense of $1.8 million relating to the termination of interest rate swap agreements associated with certain prior loans during the year ended December 31, 2001. No such expense occurred during the year ended December 31, 2000.

EXTRAORDINARY EXPENSE - We incurred an extraordinary expense of $1.2 million related to a write off of remaining capitalized loan costs associated with existing loans, which were refinanced in connection with our initial public offering during the year ended
December 31, 2001. No such expense occurred during the year ended December 31, 2000.

NET INCOME -- Net income was $51.2 million for the year ended December 31, 2001 compared to net income of $30.3 million for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

VOYAGE REVENUES -- Voyage revenues increased by $60.5 million, or 84.7%, to $132.0 million for the year ended December 31, 2000 compared to $71.5 million for the year ended December 31, 1999. This increase is primarily due to the increase in the number of vessels in our fleet as well as changes in the annual average time charter and spot market tanker rates that we generated during 2000 compared to 1999.

VOYAGE EXPENSES -- Voyage expenses increased $7.3 million, or 43.7%, to $24.0 million for the year ended December 31, 2000 compared to $16.7 million for the year ended December 31, 1999. This increase is primarily due to the increase in the number of vessels in our fleet as well as the mix of deployment of our vessels operating on time charter contracts or in the spot market.

NET VOYAGE REVENUES -- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $53.3 million, or 97.3%, to $108.0 million for the year ended December 31, 2000 compared to $54.7 million for the year ended December 31, 1999. This increase is primarily due to changes in tanker rates and the overall growth of our fleet. The total increase in our net voyage revenues of $53.3 million resulted from an increase of $24.0 million in our Same Fleet revenues, an increase of $9.2 million from the full year of operations of one vessel acquired during 1999 and is not considered Same Fleet, and $20.1 million from vessels that we acquire during 2000. We acquired the GENMAR GABRIEL in September 1999. During 2000, we acquired the GENMAR ZOE in May, the GENMAR MACEDON in June and the GENMAR SPARTIATE in July. Our fleet consisted of 14 vessels (nine Aframax, five Suezmax) for the year ended December 31, 2000 compared to 11 vessels (nine Aframax, two Suezmax) for the year ended
December 31, 1999. The average size of our fleet increased 22.4% to 12.6 vessels (9.0 Aframax, 3.6 Suezmax) for the year ended December 31, 2000 compared to 10.3 vessels (8.3 Aframax, 2.0 Suezmax) for the year ended December 31, 1999.

ON AN OVERALL FLEET BASIS:

      - Average daily time charter equivalent rate per vessel increased by $8,952, or 58.9%, to $24,143 for the year ended December 31, 2000 ($22,294 Aframax, $28,975 Suezmax) compared to $15,191 for the year ended December 31, 1999 ($13,596 Aframax, $21,783 Suezmax).

      - $39.8 million, or 36.9%, of net voyage revenue was generated by time charter contracts ($25.3 million Aframax, $14.5 Suezmax) and $68.2 million, or 63.1%, was generated in the spot market ($46.9 million Aframax, $21.3 million Suezmax) for the year ended December 31, 2000, compared to $33.0 million, or 60.4%, of net voyage revenue generated by time charter contracts ($17.7 million Aframax, $15.3 million Suezmax), and $21.7 million, or 39.6%, generated in the spot market ($21.7 million Aframax, $0.0 million Suezmax) for the year ended December 31, 1999.

      - Vessels operated an aggregate of 2,174 days, or 48.6%, on time charter contracts (1,533 days Aframax, 641 days Suezmax) and 2,300 days or 51.4%, in the spot market (1,703 days Aframax, 597 days Suezmax) for the year ended December 31, 2000, compared to 1,738 days, or 48.2%, on time charter contracts (1,036 days Aframax, 702 Suezmax) and 1,865 days, or 51.8%, in the spot market (1,865 days Aframax, 0 days Suezmax) for the year ended December 31, 1999.

      - Average daily time charter rates were $18,302 for the year ended December 31, 2000 ($16,477 Aframax, $22,665 Suezmax) compared to average daily time charter rates of $19,015 for the year ended December 31, 1999 ($17,140 Aframax, $21,783 Suezmax). This increase is due to the expiration of some time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

      - Average daily spot rates were $29,665 for the year ended
        December 31, 2000 ($27,531 Aframax, $35,751 Suezmax), compared to average daily spot rates of $11,628 for the year ended December 31, 1999 ($11,628 Aframax, $0 Suezmax).

       Of our net voyage revenues of $108.0 million, $78.0 million was attributable to the Same Fleet. Our Same Fleet for the year ending
December 31, 2000 and 1999 consisted of ten vessels (eight Aframax vessels, two Suezmax). Same Fleet net voyage revenues increased by $24.0 million, or 44.5%, to $78.0 million for the year ended December 31, 2000 compared to $54.0 million for the year ended December 31, 1999. This increase is attributable to increases in our average spot and time charter tanker rates for the year ended December 31, 2000 compared to those for the year ended December 31, 1999.

ON A SAME FLEET BASIS:

      - Average daily time charter equivalent rate per vessel increased by $6,581, or 42.8%, to $21,961 for the year ended December 31, 2000 ($21,692 Aframax, $23,095 Suezmax) compared to $15,380 for the year ended December 31, 1999 ($13,780 Aframax, $21,783 Suezmax).

      - $39.8 million, or 51.0%, of net voyage revenue was generated by time charter contracts ($25.3 million Aframax, $14.5 Suezmax) and $38.2 million, or 49.0%, was generated in the spot market ($37.0 million Aframax, $1.2 million Suezmax) for the year ended December 31, 2000, compared to $33.0 million, or 61.2%, of net voyage revenue generated by time charter contracts ($17.7 million Aframax, $15.3 million Suezmax), and $21.0 million, or 38.8%, generated in the spot market ($21.0 million Aframax, $0.0 million Suezmax) for the year ended December 31, 1999.

      - Vessels operated an aggregate of 2,174 days, or 61.2%, on time charter contracts (1,533 days Aframax, 641 days Suezmax) and 1,378 days or 38.8%, in the spot market (1,337 days Aframax, 41 days Suezmax) for the year ended December 31, 2000, compared to 1,738 days, or 49.5%, on time charter contracts (1,036 days Aframax, 702 days Suezmax) and 1,773 days, or 50.5 %, in the spot market (1,773 days Aframax, 0 days Suezmax) for the year ended December 31, 1999.

      - Average daily time charter rates were $18,302 for the year ended December 31, 2000 ($16,477 Aframax, $22,665 Suezmax) compared to average daily time charter rates of $19,015 for the year ended December 31, 1999 ($17,140 Aframax, $21,783 Suezmax). This increase is due to the expiration of some of our time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

      - Average daily spot rates were $27,734 for the year ended
        December 31, 2000 ($27,670 Aframax, $29,824 Suezmax), compared to average daily spot rates of $11,816 for the year ended December 31, 1999 ($11,816 Aframax, $0 Suezmax).

DIRECT VESSEL EXPENSES -- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $4.6 million, or 23.8%, to

$23.9 million for the year ended December 31, 2000 compared to $19.3 million for the year ended December 31, 1999. This increase is primarily due to the growth of our fleet. On a daily basis, direct vessel expenses per vessel per day increased by $57, or 1.1% to $5,187 for the year ended December 31, 2000 ($4,989 Aframax, $5,688 Suezmax) compared to $5,130 for the year ended December 31, 1999 ($5,015 Aframax, $5,606 Suezmax). Same Fleet direct vessel expenses increased $0.5 million, or 2.6%, to $19.2 million for the year ended December 31, 2000 compared to $18.7 million the year ended December 31, 1999. On a daily basis Same Fleet direct vessel expenses per vessel per day increased $118, or 2.3%, to approximately $5,235 ($5,040 Aframax, $6,011 Suezmax) compared to $5,117 ($4,995 Aframax, $5,606 Suezmax) for the year ended December 31, 2000 compared to the year ended December 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by $0.9 million, or 23.9%, to $4.8 million for the year ended
December 31, 2000 compared to $3.9 million for the year ended December 31, 1999. This increase is primarily due to an increase in payroll expenses reflecting the increase in the number of our personnel in connection with the growth of our fleet for year ended December 31, 2000 compared to the year ended
December 31, 1999. Daily general and administrative expenses increased $12, or 1.2%, to $1,042 for the year ended December 31, 2000 compared to $1,030 for the year ended December 31, 1999.

OTHER OPERATING EXPENSES - During the year ended December 31, 2000, we expensed $5.3 million in contract termination fees and other related costs associated with the termination of three of our time charter contracts relating to one Aframax tanker and two Suezmax tankers. We replaced the Aframax time charter, which was chartered through February 2002 at a rate of $18,750 per day, with a new time charter, which is chartered through the same period at a rate of $24,300 per day. The two Suezmax tankers were chartered through September 2001 and May 2002 at $22,250 and $24,200 per day, respectively. The termination of these two time charters enabled us to operate these vessels in the spot market upon their redelivery in January and March 2001. During the fourth quarter of the year ended December 31, 2000, when this termination was effected, our Suezmax vessels operating in the spot market generated an average rate of approximately $42,500 per day. We had no such expense during the year ended December 31, 1999.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization, which includes depreciation of vessels as well as amortization of dry docking and special survey costs and loan fees, increased by $5.0 million, or 25.2%, to $24.8 million for the year ended December 31, 2000 compared to $19.8 million for the year ended December 31, 1999. This increase is primarily due to the growth of our fleet as well as an additional amortization of approximately $1.3 million in drydocking costs for the year ended December 31, 2000 compared to the year ended December 31, 1999.

NET INTEREST EXPENSE -- Net interest expense increased by $2.5 million, or 15.0%, to $19.0 million for the year ended December 31, 2000 compared to $16.5 million for the year ended December 31, 1999. This increase is primarily the result of additional debt associated with the acquisition of vessels.

NET INCOME -- Net income was $30.3 million for the year ended December 31, 2000 compared to a net loss of $4.7 million for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Since our formation, the principal sources of funds have been equity financings, cash flows from operating activities and long-term borrowings. The principal uses of funds have been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and make principal repayments on outstanding loan facilities. We expect to rely upon operating cash flows as well as long-term borrowings, and equity offerings to implement our growth plan. We believe that our cash flows from operating activities combined with the reserve borrowing capacity associated with our two credit facilities will be sufficient to meet our liquidity needs for the next year. On
June 12, 2001, we completed our initial public offering, which resulted in net proceeds of $126.3 million. These proceeds were primarily used to partially repay existing indebtedness of $70.1 million and to partially finance certain vessel acquisitions of $47.5 million.

       Our practice has been to acquire vessels using a combination of funds received from equity investors and bank debt secured by mortgages on our vessels, as well as shares of our common stock. From our inception in February 1997 through December 31, 2000, our predecessor entities acquired 14 vessels for an aggregate amount of $452.1 million, which was financed by $327.6 million in bank debt with the balance financed through equity contributions. Subsequent to our initial public offering, we acquired 15 vessels for cash and shares of our common stock. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire vessels on favorable terms. Significant acquisitions would require additional debt and or equity financing by us.

       Cash decreased to $17.2 million as of December 31, 2001 compared to $23.5 million as of December 31, 2000. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital deficit was $39.3 million as of December 31, 2001, compared to a working capital deficit of $4.0 million as of December 31, 2000. The current portion of long-term debt included in our current liabilities was $73.0 million as of December 31, 2001 and $33.1 million as of December 31, 2000.

       Adjusted EBITDA, as defined in NOTE 2 to the "Income Statement Margin Analysis" table above increased by $33.9 million, or 42.7%, to $113.3 million for the year ended December 31, 2001 from $79.4 million for the year ended December 31, 2000, this increase is due to the growth of our fleet for the year ended December 31, 2001 compared to the year ended December 31, 2000. On a daily basis, Adjusted EBITDA per vessel decreased by $2,470, or 14.3%, to $14,788 for the year ended December 31, 2001 from $17,258 for the year ended
December 31, 2000, as a result of the lower annual average TCE rates that our vessels generated during 2001 compared to 2000. Same Fleet Adjusted EBITDA increased by $4.8 million, or 7.6%, to $67.7 million for the year ended December 31, 2001 from $62.9 million for the year ended December 31, 2000. Same Fleet daily Adjusted EBITDA increased to $16,863 from $15,631 for the same periods.

       Adjusted EBITDA increased by $47.8 million, or 151%, to $79.4 million for the year ended December 31, 2000 from $31.6 million for the year ended
December 31, 1999, this increase is primarily due to the growth of the fleet as well as improvements in tanker rates for the year ended December 31, 2000 compared to the year ended December 31, 1999. On a daily basis, Adjusted EBITDA per vessel increased by $8,845, or 105%, to $17,258 for the year ended December 31, 2000 from $8,413 for the year ended December 31, 1999. Same Fleet Adjusted EBITDA increased by $23.6 million, or 74.4%, to $55.2 million for the year ended December 31, 2000 from $31.6 million for the year ended December 31, 1999. Same Fleet daily Adjusted EBITDA increased to $15,052 from $8,651 for the same periods.

       In June 2001, we closed on two credit facilities, the first on June 15, 2001 and the second on June 27, 2001. A portion of each of the facilities was used to refinance existing debt, pay transaction costs or acquire vessels. We anticipate that a portion of the remaining available funds under the two facilities will be used for future acquisitions and general corporate purposes. Each loan facility is comprised of a term loan and a revolving loan. The terms and conditions of the credit facilities require compliance with certain restrictive covenants based on aggregate values and financial data for the vessels associated with each credit facility. Under the financial covenants of each of the credit facilities, we are required to maintain certain ratios such as: vessel market value to loans outstanding of 130%, minimum net worth, maximum leverage, EBITDA to net interest expense and to maintain minimum levels of working capital. Under the general covenants, subject to certain exceptions, we and our subsidiaries are not permitted to pay dividends.

       The first credit facility is a $300 million facility, comprised of a $200 million term loan and a $100 million revolving loan and is collateralized by 20 vessels. The second credit facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan and is collateralized by nine vessels. Both credit facilities have a five year maturity with the term loans requiring quarterly principal repayments. The principal of each revolving loan is payable upon maturity. Both the term loans and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. We are required to pay an annual fee of 0.625% for the unused portion of each of the revolving loans on a quarterly basis. The subsidiaries which own the vessels that collateralize each credit facility (all of our vessels in the aggregate) have guaranteed the loans made under the appropriate credit facility, and we have pledged the shares of those subsidiaries. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows (see
Item 7A).

       Our scheduled principal repayments for each of the term loans under our First and Second credit facilities are as follows:

                PRINCIPAL PAYMENTS (DOLLARS IN MILLIONS)

                                                                      TOTAL
                        FIRST                 SECOND                PRINCIPAL
  YEAR                 FACILITY              FACILITY              REPAYMENTS
 ------                --------              --------              ----------
  2002                   46.0                  27.0                   73.0
  2003                   41.0                  21.5                   62.5
  2004                   36.0                  16.0                   52.0
  2005                   36.0                  16.0                   52.0
  2006                   18.0                  21.0                   39.0

       In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled dry docking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although we have some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels that are younger than 15 years are to be dry docked every five years, while vessels 15 years or older are to be dry docked every 2.5 years. The estimated dry docking costs for our 29-vessel fleet through 2006 are as follows.

                ESTIMATED DRY DOCKING COSTS (DOLLARS IN MILLIONS)
              ------------------------------------------------------
                                                     29
                                                   VESSEL
                         YEAR                       FLEET
              --------------------------  --------------------------
                         2002                        7.3
                         2003                        6.3
                         2004                        8.2
                         2005                        8.9
                         2006                        6.6

         The table below indicates the estimated dry docking schedule through 2006 for our 29-vessel fleet. Each drydocking is estimated to require approximately 30 days. In addition to the incurrence of costs described above, a drydocking results in off hire time for a vessel. Off hire time includes the actual time the vessel is in the shipyard as well as ballast time to the shipyard from the port of last discharge. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations or to secure additional financing.

                            29 VESSEL FLEET
                                               # OF VESSELS ANTICIPATED TO
                                                      BE DRYDOCKED
                   2002
                         Aframax                          11
                         Suezmax                           1
                   2003
                         Aframax                           5
                         Suezmax                           2
                   2004
                         Aframax                          10
                         Suezmax                           3
                   2005
                         Aframax                          10
                         Suezmax                           2
                   2006
                         Aframax                           7
                         Suezmax                           2

       Net cash provided by operating activities increased 74.9% to $83.4 million for the year ended December 31, 2001, compared to $47.7 million for the year ended December 31, 2000. This increase is primarily attributable to our increase in net income, which includes an increase in depreciation and amortization, a non-cash expense included in net income. We had net income of $51.2 million and depreciation and amortization of $42.8 million for the year ended December 31, 2001 compared to net income of $30.3 million and depreciation and amortization of $24.8 million for the year ended December 31, 2000.

       Net cash used in investing activities increased 205% to $261.8 million for the year ended December 31, 2001 compared to $85.9 million for the year ended December 31, 2000. This increase is primarily due to the use of cash for the purchase of 10 vessels during the year ended December 31, 2001 compared to the purchase of three vessels during the year ended December 31, 2000.

       Net cash provided by financing activities increased 214% to $172.0 million for the year ended December 31, 2001 compared to $54.8 million provided by financing activities for the year ended December 31, 2000. The increase in cash provided by financing activity relates to the following:

      - Net proceeds from borrowings under long-term debt were $386.1 million for the year ended December 31, 2001, compared to $70.5 million during the year ended December 31, 2000.

      - Principal repayments of long-term debt were $334.1 million for the year ended December 31, 2001 compared to $30.7 million for the year ended December 31, 2000. This change is the result of refinancing our prior loans as well as the repayment of loans associated with five vessels, which we acquired.

      - Proceeds from the issuance of common stock in our initial public offering were $126.3 million during the year ended December 31, 2001, compared to capital contributions from a shareholder of $15.5 million during the year ended December 31, 2000.

       Net cash provided by operating activities increased 281% to $47.7 million for the year ended December 31, 2000, compared to $12.5 million for the year ended December 31, 1999. This increase is primarily attributable to the increase in net income. We had net income of $30.3 million for the year ended December 31, 2000 compared to a net loss of $4.7 million for the year ended
December 31, 1999.

       Net cash used in investing activities increased to $85.9 million for the year ended December 31, 2000 compared to $18.7 million for the year ended December 31, 1999. This increase is primarily due to our $85.5 million acquisition of three vessels for the year ended December 31, 2000 compared to our $18.2 million acquisition of one vessel for the year ended
December 31, 1999.

       Net cash provided by financing activities was $54.8 million for the year ended December 31, 2000 compared to $6.6 million provided by financing activities for the year ended December 31, 1999. The increase in cash provided by financing activity relates to our capital expenditure during the year ended December 31, 2000 compared to the year ended December 31, 1999. The changes in the components of financing activities are as follows:

      - Net proceeds from borrowings under long-term debt were $70.5 million for the year ended December 31, 2000 compared to proceeds from a shareholder's loan of $15.0 million for the year ended
        December 31, 1999. The debt was incurred to partially finance the acquisition of three vessels for the year ended December 31, 2000 compared to our acquisition of one vessel for the year ended December 31, 1999.

      - Principal repayments of long-term debt were $30.7 million for the year ended December 31, 2000 compared to $39.6 million for the year ended December 31, 1999. This change is the result of the overall change in the level of our long-term debt, the amount and timing of our principal repayments associated with our long-term debt. In addition, we made unscheduled repayments of long-term debt associated with a loan facility covenant of $6.4 million for the year ended December 31, 2000 compared to $23.6 million for the year ended December 31, 1999.

      - Equity contributions from investors were $15.5 million for the year ended December 31, 2000, compared to $31.0 million for the year ended December 31, 1999. The equity contributions during 2000 were used for the unscheduled repayment of long-term debt. The equity contributions during 1999 were used to partially finance the acquisition of three vessels.

       Our operation of ocean-going vessels carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (i) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (ii) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (iii) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (iv) loss of hire insurance for loss of revenue for up to 90 or 120 days resulting from vessel off-hire for all of our vessels. In light of overall economic conditions as well as recent international events and the related risks with respect to the operation of ocean-going vessels and transportation of crude oil, we expect that we will be required to pay higher premiums with respect to our insurance coverage in 2002 and will be subject to increased supplemental calls with respect to its protection and indemnity insurance coverage payable to protection and indemnity associations in amounts based on our own claim records as well as the claim records of the other members of the protection and indemnity associations related to prior years of operations. We believe that the increase in insurance premiums and supplemental calls is industry wide. To the extent such costs cannot be passed along to the our customers, such costs will reduce our operating income.

CRITICAL ACCOUNTING POLICIES

       The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past three years ended December 31, 2001. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We do provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of December 31, 2001, we provided a reserve of 5% (approximately $0.3 million at that date) for these claims, which we believe is adequate in light of our collection history. We review periodically the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

DEPRECIATION AND AMORTIZATION. We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. We believe that a 25 year depreciable life is consistent with that of other shipowners. Depreciation is based on cost less the estimated residual scrap value. We estimate residual scrap value as the lightweight tonnage of each vessel multiplied by scrap value pre ton, which we believe approximates the historical average price of scrap steel. An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods. A increase in the residual value would decrease the amount of the annual depreciation charge. A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge. A decrease in the residual value would increase the amount of the annual depreciation charge.

REPLACEMENTS, RENEWALS AND BETTERMENTS. We capitalize and depreciate the costs of significant replacements, renewals and betterments to our vessels over the shorter of the vessel's remaining useful life or the life of the renewal or betterment. The amount capitalized is based on our judgment as to expenditures which extend a vessel's useful life or increase the operational efficiency of a vessel. We believe that these criteria are consistent with GAAP and that our policy of capitalization reflects the economics and market values of our vessels. Costs which are not depreciated are written off as a component of direct vessel operating expense during the period incurred. Expenditures for routine maintenance and repairs are expensed as incurred. If the amount of the expenditures we capitalize for replacements, renewals and betterments to our vessels were reduced, we would recognize the amount of the difference as an expense.

DEFERRED DRYDOCK COSTS. Our vessels are required to be drydocked for major repairs and maintenance which cannot be performed while the vessels are operating approximately every 30 to 60 months. We capitalize the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks. Costs capitalized as part of the drydock include actual costs incurred at the drydock yard; cost of fuel consumed between the vessel's last discharge port prior to the drydock and the time the vessel leaves the drydock yard; cost of hiring riding crews to effect repairs on a ship and parts used in making such repairs that are reasonably made in anticipation of reducing the duration or cost of the drydock; cost of travel, lodging and subsistence of our personnel sent to the drydock site to supervise; and the cost of hiring a third party to oversee a drydock. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflect the economics and market values of the vessels.

IMPAIRMENT OF LONG-LIVED ASSETS. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as undiscounted projected operating cash flows, vessel sales and purchases, business plans and overall market conditions. We determine undiscounted projected net operating cash flows for each vessel and compare it to the vessel carrying value. In the event that impairment occured, we would determine the fair value of the related asset and we record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

       We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2001, we had $339.6 million of floating rate debt with a margin over LIBOR of 1.5% compared to $241.8 million at December 31, 2000 of floating rate debt with margins over LIBOR ranging from 1.125% to 3.0%. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of December 31, 2000, we were party to interest rate swap agreements having an aggregate notional amount of $85.5 million, which effectively fixed LIBOR on a like amount of principal at rates ranging from 6.2% to 7.0%. In June 2001, we terminated these existing interest rate swap agreements in connection with our refinancing. We entered into new interest rate swap agreements, which effectively fixed LIBOR on a portion of our floating rate debt at 4.75% and 3.985% in August and October 2001 respectively. As of December 31, 2001, the outstanding notional principal amount on these swap agreements was $139.3 million. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of December 31, 2001 the fair value of these swaps was a net liability to us of $1.1 million. A one percent increase in LIBOR would increase interest expense on the portion of our $200.3 million outstanding floating rate indebtedness that is not hedged by approximately $2.0 million per year from December 31, 2001.

FOREIGN EXCHANGE RATE RISK

       The international tanker industry's functional currency is the U.S. dollar. As virtually all of our revenues and most of our operating costs are in U.S. dollars, we believe that our exposure to foreign exchange rate risk is insignificant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GENERAL MARITIME CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000, AND FOR THE
  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999.
Report of Independent Auditors.........................................................................F-1
Report of Independent Auditors.........................................................................F-2
Consolidated Balance Sheets............................................................................F-3
Consolidated Statements of Operations................................................................. F-4
Consolidated Statement of Shareholders' Equity.........................................................F-5
Consolidated Statements of Cash Flows..................................................................F-6
Notes to Consolidated Financial Statements.............................................................F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of General Maritime Corporation
New York, NY 10019


We have audited the consolidated balance sheets of General Maritime Corporation and its subsidiaries (the "Company") as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
New York, NY
February 22, 2002

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of General Maritime Corporation

       We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of General Maritime Corporation for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                           /s/ Ernst & Young LLP

November 10, 2000,
except for the information set forth under "Recapitalization Plan" included in Note 1, as to which the date is June 12, 2001.

GENERAL MARITIME CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(Dollars in Thousands except per share data)

                                                                          2001         2000
                                                                        --------     --------
                                     ASSETS
CURRENT ASSETS:
  Cash................................................................  $  17,186    $  23,523
  Restricted cash.....................................................          -          149
  Due from charterers.................................................     18,958        9,601
  Prepaid expenses and other current assets...........................      7,108        4,657
                                                                        ---------    ---------
      Total current assets............................................     43,252       37,930
  NONCURRENT ASSETS:
  Vessels, net of accumulated depreciation
     of  $98,947 and  $59,584, respectively...........................    784,596      392,230
  Other fixed assets, net.............................................      1,022          974
  Deferred drydock costs, net.........................................      6,349        5,416
  Deferred financing costs, net.......................................      5,934        1,651
  Due from charterers.................................................        756          721
  Goodwill............................................................      5,806            -
                                                                        ---------    ---------
    Total noncurrent assets..........................................     804,463      400,992

  TOTAL ASSETS........................................................  $ 847,715    $ 438,922
                                                                        =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable and accrued expenses...............................  $   9,082    $   6,701
  Accrued interest....................................................        420        2,129
  Current portion of long-term debt...................................     73,000       33,050
                                                                        ---------    ---------
    Total current liabilities........................................      82,502       41,880
  NONCURRENT LIABILITIES:
  Deferred voyage revenue.............................................      2,923        1,397
  Long-term debt.....................................................     266,600      208,735
                                                                        ---------    ---------
    Total noncurrent liabilities......................................    269,523      210,132
                                                                        ---------    ---------
    Total liabilities.................................................    352,025      252,012

COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value per share
  Authorized 75,000,000 shares; Issued and outstanding
  37,000,000 and 21,452,056 shares at December 31, 2001 and
  December 31, 2000, respectively.....................................        370          215
  Paid-in capital.....................................................    416,095      157,584
  Retained earnings ..................................................     80,332       29,111
  Accumulated other comprehensive income (loss).......................     (1,107)           -
                                                                        ---------    ---------

    Total shareholders' equity........................................    495,690      186,910
                                                                        ---------    ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................  $ 847,715    $ 438,922
                                                                        =========    =========

                 See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in Thousands except per share data)

                                                                       2001            2000             1999
                                                                    ----------      ----------      -----------
  VOYAGE REVENUES:
  Voyage revenues.............................................      $  217,128      $  132,012      $    71,476
  OPERATING EXPENSES:
  Voyage expenses.............................................          52,099          23,996           16,742
  Direct vessel expenses......................................          42,140          23,857           19,269
  General and administrative expenses.........................           9,550           4,792            3,868
  Depreciation and amortization...............................          42,820          24,808           19,810
  Other operating expenses....................................               -           5,272                -
                                                                    ----------      ----------      -----------


  Total operating expenses....................................         146,609          82,725           59,689
                                                                    ----------      ----------      -----------
  OPERATING INCOME............................................          70,519          49,287           11,787

  OTHER INCOME (EXPENSE):
  Interest income.............................................           1,436             895              456
  Interest expense............................................         (17,728)        (19,900)         (16,981)

  Other expense...............................................          (1,822)              -                -
                                                                    ----------      ----------      -----------
  Other income (expense)......................................         (18,114)        (19,005)         (16,525)
                                                                    ----------      ----------      -----------

  Income (loss) before extraordinary expense..................          52,405          30,282           (4,738)
  Extraordinary expense.......................................          (1,184)              -                -
                                                                    ----------      ----------      -----------
  NET INCOME (LOSS)...........................................      $   51,221      $   30,282      $    (4,738)
                                                                    ==========      ==========      ===========

Basic and diluted earnings per common share:
  Income (loss) before extraordinary expense..................      $     1.74      $     1.60      $     (0.33)
  Net  income (loss)..........................................      $     1.70      $     1.60      $     (0.33)

Weighted average number of shares, basic and fully diluted....      30,144,709      18,877,822       14,238,531

                       See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in Thousands except per share data)

                                                                                        ACCUMULATED
                                                                          RETAINED         OTHER
                                                  COMMON      PAID-IN     EARNINGS     COMPREHENSIVE    COMPREHENSIVE
                                                  STOCK       CAPITAL     (DEFICIT)        LOSS         INCOME (LOSS)       TOTAL
                                                 ---------  ---------    -----------  --------------   ---------------   -----------
 Balance, January 1, 1999                        $    128   $   95,955   $    3,567                                      $   99,650
 Issuance of Common stock                              30       30,936            -                                          30,966
 Net loss                                               -            -       (4,738)                   $       (4,738)       (4,738)
                                                 ---------  -----------  -----------                   ===============   -----------
 Balance, December 31, 1999                           158      126,891       (1,171)                                        125,878
 Issuance of Common stock                              49       15,451                                                       15,500
 Note and interest payable to shareholder                                         -
 contributed to equity                                  8       15,242                                                       15,250
 Net income                                             -            -       30,282                    $       30,282        30,282
                                                 ---------  -----------  -----------                   ===============   -----------

 Balance, December 31, 2000                           215      157,584       29,111                                         186,910

Net Income                                                                   51,221                    $       51,221    $   51,221
Cumulative effect of change in
   Accounting principle (SFAS 133)                                                             (662)             (662)         (662)
Change in unrealized derivative
   losses on cash flow hedge                                                                   (445)             (445)         (445)
                                                                                                       --------------
Comprehensive income                                                                                   $       50,114
                                                                                                       ==============

Sale of common stock                                   80      126,201                                                      126,281
Common stock issued to acquired assets                 75      132,310                                                      132,385
                                                 ---------  -----------                                                  ----------
Balance at December 31, 2001                     $    370   $  416,095   $   80,332   $      (1,107)                     $  495,690
                                                 =========  ===========  ===========  ==============                     ==========

                 See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in Thousands)

                                                                                         2001           2000           1999
                                                                                      ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................................   $   51,221     $   30,282     $   (4,738)
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization....................................................       42,820         24,808         19,810
  Extraordinary expense............................................................        1,184              -
  Noncash interest expense contributed to capital..................................                         250           (Yen)
  Change in assets and liabilities:
  Increase in due from charterers - current........................................       (6,671)        (7,063)          (482)
  Increase  in prepaid expenses and other current assets...........................         (577)        (1,661)        (1,394)
  (Decrease) increase in due from charterers - noncurrent..........................          (35)         2,141           (412)
  (Decrease) increase in accounts payable and accrued expenses.....................         (896)         1,643          3,754
  (Decrease) increase in accrued interest..........................................       (1,809)          (909)         1,744
  Increase (decrease) in deferred voyage revenue...................................        1,526          1,397         (1,677)
  Deferred drydock costs incurred..................................................       (3,321)        (3,168)        (4,074)
                                                                                      ----------     ----------     ----------
    Net cash provided by operating activities......................................       83,442         47,720         12,531
                                                                                      ----------     ----------     -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of vessels..............................................................     (256,135)       (85,500)       (18,200)
  Purchase of other fixed assets...................................................         (276)          (210)            (6)
  Additions to vessels.............................................................                        (155)          (482)
  Acquisition of business net of cash received.....................................       (5,392)             -              -
                                                                                      ----------     ----------     ----------
    Net cash used in investing activities..........................................     (261,803)       (85,865)       (18,688)
                                                                                      ----------     ----------     ----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt......................................................     386,100         70,458              -
  Proceeds from note payable to shareholder........................................                           -         15,000
  Proceeds from issuance of common stock...........................................      126,281         15,500         30,966
  Decrease in restricted cash......................................................          149          1,239          1,146
  Principal payments on long-term debt.............................................     (334,149)       (30,673)       (39,625)
  Increase in deferred financing costs.............................................       (6,357)        (1,040)          (989)
  Change in loan with shareholder..................................................            -           (658)            90
                                                                                      ----------     ----------     ----------
  Net cash provided by financing activities........................................      172,024         54,826          6,588
                                                                                      ----------     ----------     ----------
  NET (DECREASE) INCREASE IN CASH..................................................       (6,337)        16,681            431
  CASH, BEGINNING OF YEAR..........................................................       23,523          6,842          6,411
                                                                                      ----------     ----------     ----------
  CASH, END OF YEAR................................................................   $   17,186     $   23,523     $    6,842
                                                                                      ==========     ==========     ==========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................................   $   19,437     $   20,571     $   15,237
                                                                                      ==========     ==========     ==========
  SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Note and interest payable to shareholder contributed to equity...................   $        -     $   15,250     $        -
                                                                                      ----------     ----------     ----------
  SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING ACTIVITIES:
  Common stock issued for vessels.................................................    $  132,385     $        -     $        -
                                                                                      ==========     ==========     ==========

                 See notes to consolidated financial statements.

                         GENERAL MARITIME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT WHERE
                          NOTED AND FOR PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS. General Maritime Corporation (the "Company") is a provider of international transportation services of seaborne crude oil. The Company's fleet is comprised of both Aframax and Suezmax tankers. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

       The Company's vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts between two to ten weeks, the operator of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating and specified voyage costs are paid by the owner.

       A time charter involves placing a vessel at the charterer's disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.

       RECAPITALIZATION PLAN. The Company's recapitalization was completed as to 14 vessels on June 12, 2001 and is described below. These 14 vessels were owned directly or indirectly by various limited partnerships. The managing general partners of the limited partnerships were various companies wholly owned by Peter C. Georgiopoulos, Chairman and Chief Executive Officer of the Company. The commercial operations for all of these vessels were conducted by the old General Maritime Corporation, a Subchapter S Corporation also wholly owned by Mr. Georgiopoulos.

As part of the Company's recapitalization, Mr. Georgiopoulos transferred the equity interests in the old General Maritime Corporation to the Company along with the general partnership interests in the vessel owning limited partnerships in exchange for equity interests in the Company.

In addition, each vessel owner entered into an agreement with the Company with respect to the recapitalization. Pursuant to these agreements, the vessel owners delivered the entire equity interest in each vessel to the Company. In exchange, the Company issued to each vessel owner shares of common stock of the Company.

Accordingly, the financial statements have been prepared as if the recapitalization had occurred at February 1, 1997, representing the commencement of operations of the old General Maritime Corporation. It is accounted for in a manner similar to a pooling of interests as all of the equity interests delivered in the recapitalization are under common control. The financial information included herein does not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity and cash flows of the Company as if the Company operated as a legal consolidated entity for the years presented.

For the purposes of determining the number of shares outstanding with respect to the accompanying financial statements, the Company used the initial public offering price of $18.00 per share. Under the terms of the Recapitalization Plan there are certain provisions, which may require a post-closing reallocation of issued shares between the respective limited partners. This potential post-closing reallocation is not expected to result in a material change to the outstanding shares in any of the years presented.

       BASIS OF PRESENTATION. The financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the major accounting policies followed in the preparation of the accompanying financial statements, which conform to accounting principles generally accepted in the United States of America, is presented below.

       BUSINESS GEOGRAPHICS. Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

       SEGMENT REPORTING. The Company reports financial information and evaluates its operations by charter revenues and not by the type of vessel, length of ship employment for its customers or type of charter. The Company does not have discrete financial information to evaluate the operating results for each such type of charter. Although revenue can be identified for these types of charters, management cannot and does not identify expenses, profitability or other financial information for these charters. As a result, management, including the chief operating decision makers, reviews operating results solely by revenue per day and operating results of the fleet and thus the Company has determined that it operates under one reportable segment.

       PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

       REVENUE AND EXPENSE RECOGNITION. Revenue and expense recognition policies for voyage and time charter agreements are as follows:

          VOYAGE CHARTERS. Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2001, the Company has a reserve of approximately $300 against its due from charterers balance associated with demurrage revenues.

          TIME CHARTERS. Revenue from time charters are recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.

       OTHER OPERATING EXPENSES. Other operating expenses is comprised entirely of time charterer termination costs. During 2000 the Company incurred costs of approximately $5,272 to terminate three time charter agreements which is included on the statement of operations as a component of operating income. The Company terminated these agreements in order to charter the respective vessels on more profitable terms. No charter agreements were terminated during 2001 and 1999.

       VESSELS, NET. Vessels, net is stated at cost less accumulated depreciation. Included in vessel cost are acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel's remaining useful life or the life of the renewal or betterment. Undepreciated cost of the any asset component is written off as a component of direct vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred.

       OTHER FIXED ASSETS, NET. Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION                                                   USEFUL LIVES
-----------                                                   ------------
Furniture, fixtures and other equipment.................        10 years
Vessel equipment........................................         5 years
Computer equipment......................................         4 years

       RECOVERABILITY OF LONG-LIVED ASSETS. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to the carrying values or the useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows, appraisals, business plans and overall market conditions. In the event that an impairment occurs, the fair value of the related asset would be determined and the Company would record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis.

       DEFERRED DRYDOCK COSTS, NET. Approximately every 30 to 60 months the Company's vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company capitalizes costs associated with the drydocks as they occur and amortizes these costs on a straight line basis over the period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the statement of operations. For the years ended December 31, 2001, 2000 and 1999, amortization was $2,389, $1,651 and $376, respectively. Accumulated amortization as of December 31, 2001 and 2000 were $4,215 and $2,076, respectively.

       DEFERRED FINANCING COSTS, NET. Deferred finance costs include fees, commissions and legal expenses associated with securing loan facilities. These costs amortized over the life of the related debt, which approximates the interest method, which is included in depreciation and amortization. Amortization was $890, $691 and $520 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated amortization as of December 31, 2001 and 2000 were $608 and $1,506, respectively.

       INCOME TAXES. The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code, the Company is exempt from U.S. income tax on its income attributable to the operation of vessels in international commerce. Therefore, no provision for income taxes is required.

       The Company is a Marshall Islands corporation. Pursuant to various tax treaties and pursuant to the U.S. Internal Revenue Code, the Company's shipping operations are not subject to foreign or U.S. income taxes.

       DEFERRED VOYAGE REVENUE. Deferred voyage revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income in the appropriate future periods.

       COMPREHENSIVE INCOME. The Company follows Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income less charges related to the adoption and implementation of SFAS No. 133.

       ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       EARNINGS PER SHARE. Basic earnings/(loss) per share are computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the year. Diluted income/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. There were no dilutive securities outstanding during the years presented.

       FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair values of the Company's financial instruments approximate their individual carrying amounts as of December 31, 2001 and 2000 due to their short-term maturity or the variable-rate nature of the respective borrowings.

       DERIVATIVE FINANCIAL INSTRUMENTS. To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The fair values of interest rate swap agreements and changes in fair value are recognized in the financial statements as current assets or liabilities.

             Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

       INTEREST RATE RISK MANAGEMENT. The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the year included pay-fixed swaps. Pay-fixed swaps, which expire in June 2006, effectively convert floating rate obligations to fixed rate instruments.

       CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk are trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 2001.

       RECENT ACCOUNTING PRONOUNCEMENTS. Effective January 1, 2001, the Company adopted Statement of Financial Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS

133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position. The Company recognized a charge to OCI of $662 as a result of cumulative effect in accounting change in relation to the adoption of SFAS No. 133. During June 2001, the Company terminated its interest rate swap agreements, which resulted in the reversal of the entire OCI balance. Pursuant to the termination of these interest rate swap agreements, the Company made an aggregate cash payment of approximately $1,822 to counterparties. This amount is included in the statement of operations as a component of other expense. In August and October 2001, the Company entered into interest rate swap agreement (see Note 7). During the year ended December 31, 2001, the Company recognized a charge to OCI of $1,107. The total net liability in connection with the Company's cash flow hedges as of December 31, 2001 was $1,107 and is presented as a component of accounts payable and accrued expenses.

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

SFAS No. 142 requires that goodwill and certain intangible assets acquired after June 30, 2001 no longer be subject to amortization over their estimated useful lives. Beginning on January 1, 2002, amortization of all other goodwill and certain intangible assets will no longer be permitted and the Company will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill and certain intangible assets for impairment. Transition-related impairment losses, if any, which result from the initial assessment of goodwill and certain intangible assets would be recognized by the Company as a cumulative effect of accounting change on January 1, 2002. The Company has not yet determined the impact, if any, that the adoption of this statement will have on its results of operation or financial position.

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

2. ACQUISITIONS

As part of the Company's recapitalization, the Company acquired United Overseas Tankers, Ltd. ("UOT"), a Greek company providing technical management services exclusively to the Company, for $6,032, subject to adjustment. The Company recorded goodwill of $6,007 which reflected the excess of purchase price over fair value of net assets acquired. The composition of the fair value of net assets acquired are as follows:

         ====================================================================
         Cash                                                       $      37
         Other current assets                                               3
         Fixed assets                                                      50
                                                                    ---------
         Fair value of assets acquired                                     90
         Less: Liabilities assumed                                       (65)
                                                                    ---------
         Fair value of net assets acquired                                 25
                                                                    ---------
         Cash paid                                                      5,429
         Due to sellers                                                   603
                                                                    ---------
         Total paid                                                     6,032
                                                                    ---------
         Goodwill                                                   $   6,007
         ====================================================================

Goodwill is being amortized over a 15 year period. For the year ended December 31, 2001, amortization was $ 201. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of acquisition. Pro forma net assets and results of operations of this acquisition had the acquisition occurred at the beginning of 2001 are not material and accordingly, have not been provided. Results of UOT's operations for the period from January 1, 2001 through June 12, 2001 are not significant to the Company's operations for the year ended December 31, 2001.

Prior to the acquisition, the Company paid management fees to UOT of $547 and $388 for the years ended December 31, 2001 and 2000, respectively.

On June 15, 2001, in accordance with the Company's recapitalization, the Company purchased five vessels for an aggregate purchase price of approximately $145,050 and also purchased certain other assets. Consideration in this transaction consisted of approximately 5,675,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, and the assumption of indebtedness.

From June 27, 2001 through August 24, 2001, the Company acquired ten vessels for an aggregate purchase price of approximately $283,636. Included in this purchase price are 1,680,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, valued at $30,243.


3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following:

                                                               DECEMBER 31
                                                           ------------------
                                                             2001       2000
                                                           --------   -------
  Bunkers and lubricants inventory......................   $  5,351   $ 1,650
  Deferred IPO costs....................................          -       768
  Fair value of cash flow hedge.........................        231         -
  Other.................................................      1,526     2,239
                                                           ---------  -------
  Total.................................................   $  7,108   $ 4,657
                                                           =========  =======

4. OTHER FIXED ASSETS

        Other fixed assets consist of the following:

                                                               DECEMBER 31
                                                           ------------------
                                                             2001       2000
                                                           --------   -------
Other fixed assets:
  Furniture, fixtures and equipment.....................   $    369   $   197
  Vessel equipment......................................      1,142     1,126
  Computer equipment....................................        155        36
                                                           --------   -------
Total cost..............................................      1,666     1,359
Less accumulated depreciation...........................        644       385
                                                           --------   -------
Total...................................................   $  1,022   $   974
                                                           =========  =======

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

                                                               DECEMBER 31
                                                           ------------------
                                                             2001       2000
                                                           --------   -------
Accounts payable........................................   $  4,062   $ 2,367
Accrued expenses........................................      3,682     1,334
Fair value of cash flow hedges..........................      1,338         -
Accrued time charter termination costs..................          -     3,000
                                                           --------   -------
Total...................................................   $  9,082   $ 6,701
                                                           ========   =======

6. NOTE PAYABLE TO SHAREHOLDER

       In connection with the purchase of a vessel during the third quarter of 1999, one of the Company's subsidiaries entered into a loan agreement with a shareholder. The loan was evidenced by a note bearing interest at 10% and was due on March 31, 2000. Interest expense under this loan was $617 and $458 for the years ended December 31, 2000 and 1999, respectively. The loan was secured by a pledge of a vessel, which had a net book value of $17,888 at December 31, 1999. Subsequent to December 31, 1999, one of the Company's subsidiaries negotiated a new loan facility with a bank for the purchase of additional vessels. In connection with obtaining this financing, the shareholder contributed to capital the note payable of $15,000 and accrued interest of $250, which was incurred during the year ended December 31, 2000.

7. LONG-TERM DEBT

        Long-term debt consists of the following      DECEMBER 31, 2001      DECEMBER 31, 2000
                                                      -----------------      -----------------
        Senior Loans                                    $          -             $  223,437
        Junior Loans                                               -                 18,348
        First Credit Facility
           Term Loan                                         177,000                      -
           Revolving Credit Facility                          11,100                      -
        Second Credit Facility
           Term Loan                                         101,500                      -
           Revolving Credit Facility                          50,000                      -
                                                        ------------             ----------
           Total                                        $    339,600             $  241,785

        Less: Current portion of long term debt               73,000                 33,050
                                                        ------------             ----------
        Long term debt                                  $    266,600             $  208,735
                                                        ============             ==========

At the time of the Company's recapitalization on June 12, 2001, the Company's subsidiaries were party to 12 loan facilities, which consisted of senior and junior facilities, with aggregate outstanding principal balances of approximately $217,850. Interest rates under these loan facilities were adjusted quarterly and ranged from 1.125% to 3.0% above the London Interbank Offered Rate ("LIBOR"). Interest rates during the year ended December 31, 2001 ranged from 5.2% to 8.4% and 7.0% to 10.0% under the senior and junior loan facilities, respectively.

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

In June 2001 the Company entered into two new credit facilities. The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of December 31, 2001, the Company had $177,000 outstanding on the term loan and $11,100 outstanding on the revolving loan. The Company's obligations under the First Credit Facility are secured by 20 vessels, with an aggregate carrying value of $516,587 at December 31, 2001.

On June 27, 2001, the Company entered into an additional credit facility (the "Second Credit Facility") consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of December 31, 2001, the Company had $101,500 outstanding on the term loan and $50,000 outstanding on the revolving loan. The Company's obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of $268,009 at December 31, 2001.

Interest rates during the year ended December 31, 2001 ranged from 3.44% to 5.31% on the First and Second Credit Facilities.

In August 2001, the Company entered into an interest rate swap agreement with a foreign bank to manage interest costs and the risk associated with changing interest rates. This swap had a notional principal amount of $94,250 and fixed interest rate exposure on 50% of its First Credit Facility to a fixed rate of 6.25%. The differential to be paid or received is recognized as an adjustment to interest expense as incurred from the interest rate swap's effective date of September 15, 2001. The swap agreement terminates on June 15, 2006. In October 2001, the Company entered into a second interest rate swap agreement with a foreign bank with a notional principal amount of $54,125 which fixed interest rate exposure on 50% of its Second Credit Facility to a fixed rate of 5.485%. The changes in the notional principal amounts of the swaps of December 31, 2000 and 1999 are as follows:

                                                               DECEMBER 31
                                                             2001       2000
Notional principal amount, beginning of year............   $ 85,450   $103,750
Amortization of swaps...................................    (17,575)   (18,300)
Termination.............................................    (77,000)        -
Addition................................................    148,375         -
                                                           --------   --------
Notional principal amount, end of year..................   $139,250   $ 85,450
                                                           ========   ========

       The Company would have paid approximately $1,107 and $662 to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2001 and 2000, respectively. This fair value is based upon estimates received from financial institutions.

       Interest (expense) income pertaining to interest rate swaps for the years ended December 31, 2001, 2000 and 1999 was ($943), $141 and ($1,102),
respectively.

Interest expense under all of the Company's credit facilities was $17,728, $19,414 and $15,404 for the years ended December 31, 2001, 2000 and 1999, respectively.

The terms and conditions of the First and Second Credit Facilities require compliance with certain restrictive covenants, which the Company feels are consistent with loan facilities incurred by other shipping companies. Under the credit facilities, the Company is required to maintain certain ratios such as: vessel market value to loan outstanding, EBITDA to net interest expense and to maintain minimum levels of working capital. The loan facility agreements also contain, among other things, prohibitions against additional borrowing, guarantees, and payments of dividends. As of December 31, 2001, the Company was in compliance with its covenants.

Based on borrowings as of December 31, aggregate maturities without any mandatory prepayments under the First Credit Facility and Second Credit Facility are the following:

     YEAR ENDING DECEMBER 31:      FIRST CREDIT FACILITY       SECOND CREDIT FACILITY      TOTAL
    ---------------------------  -------------------------    ------------------------   ---------
                                                REVOLVING                   REVOLVING
                                                  CREDIT                      CREDIT
                                   TERM LOAN     FACILITY      TERM LOAN     FACILITY

                 2002              $  46,000   $        -      $  27,000   $        -    $  73,000
                 2003                 41,000            -         21,500            -       62,500
                 2004                 36,000            -         16,000            -       52,000
                 2005                 36,000            -         16,000            -       52,000
                 2006                 18,000       11,100         21,000       50,000      100,100
                                   ---------   ----------      ---------   ----------    ---------
                 Total             $ 177,000   $   11,100      $ 101,500   $   50,000    $ 339,600
                                   =========   ==========      =========   ==========    =========

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                                  December 31,
                                                         2001                    2000
                                                   Carrying     Fair       Carrying    Fair
                                                    Value      Value       Value      Value
    Cash                                          $ 17,186   $ 17,186   $ 23,523    $ 23,523
    Floating rate debt                             339,600    339,600    241,785     241,785
    Cash flow hedges- net liability position         1,107      1,107          -         662

       The fair value of long-term debt is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.

9. REVENUE FROM TIME CHARTERS

       Total revenue earned on time charters for the years ended December 31, 2001, 2000 and 1999 was $47,520, $41,512 and $35,230, respectively. Future minimum time charter revenue, based on vessels committed to non-cancelable time charter contracts excluding time charters that are subject to a market rate adjustment with no minimum daily rate at December 31, 2001 is:


YEAR ENDED DECEMBER 31,
-----------------------

2002.........................................  $ 23,817
2003.........................................     8,848
                                               --------
                                               $ 32,665
                                               ========

10. SIGNIFICANT CUSTOMERS

       For the year ended December 31, 2001, the Company earned $27,389 from one customer which represented 12.6% of voyage revenues. For the year ended December 31, 2000, the Company earned approximately $19,376 and $14,902 from two customers which represented 14.7% and 11.3% of voyage revenues, respectively. For the year ended December 31, 1999, the Company earned approximately $16,002 from one customer which represent 22.4% of voyage revenues.


11. RELATED PARTY TRANSACTIONS

       The following are related party transactions not disclosed elsewhere in these financial statements:

       The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter
C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55. For the period from April 1, 2000 to December 31, 2000, the Company expensed
$495 for occupancy fees. For the year ended December 31, 2001, the Company's occupancy fees were $660. Occupancy fees of $306 remain unpaid and were included in accounts payable at December 31, 2001.

       Included in prepaid expenses and other current assets are net advances to Mr. Georgiopoulos, which amounted to $486 at December 31, 2001 and December 2000.

       During 2001 and 2000, the Company paid approximately $10 and $104 to Poles, Tublin, Patestides & Stratakis LLP, a law firm with which the father of Mr. Georgiopoulous is affiliated. Included in accounts payable and accrued expenses as of December 31, 2001 and 2000, are unpaid fees to this law firm of $181 and $0, respectively.

12. SAVINGS PLAN

       In November 2001, the Company established a 401(k) Plan (the "Plan") which is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 15 percent of their annual salaries with the Company matching up to the first three percent. The matching contribution vests over a four year period, retroactive to date of hire. During 2001, the Company's matching contribution to the Plan was $26.

13.  STOCK OPTION PLAN

On June 10, 2001, the Company adopted the General Maritime Corporation 2001 Stock Incentive Plan. Under this plan the Company's compensation committee, designated the board of directors or the board of directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company's success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

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

The Company follows the provisions of APB 25 to account for its stock option plan. The fair value of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years, volatility of 54%, risk free interest rate of 5.5%, and no dividend yield. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the

Company's net income and net income per share for the year ended December 31, 2001, would have been stated at the pro forma amounts indicated below:

Net income:
As reported                                                      $ 51,221
Pro forma                                                          48,457

Basic and diluted earnings per share (as reported):
   Income before extraordinary loss                              $   1.74
   Net income                                                    $   1.70

Basic and diluted earnings per share (pro forma):
   Income before extraordinary loss                              $   1.65
   Net income                                                    $   1.61

14.      LEGAL PROCEEDINGS

       The Company or its subsidiaries are party to the following legal proceedings which arose from matters incidental to its business.

       General Maritime time chartered one of its vessels in September 1997, for a period of four years plus or minus 30 days. Under the charter, the Company had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days written notice with a payment of $1,000 to the charterer, which payment has been made by the Company. On October 2, 2000, the Company gave notice to the charterer that this option was being exercised. Subsequently, it was calculated that redelivery was to take place on February 2, 2001. In January 2001, the charterer indicated that it was not possible to complete a laden voyage by such date. The charterer asserted that the vessel would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. The charterer demanded arbitration and, under protest, redelivered the vessel to the Company on January 14, 2001. The charterer has alleged that it is entitled to damages in the amount of $1,943, exclusive of interest and costs, as a result of its inability to commence and complete another voyage. The Company's position is that pursuant to the terms of the charter and the existing law, the charterer was not entitled to commence another voyage if the vessel could not reasonably be redelivered prior to the redelivery date. The Company believes that the charterer's anticipatory breach of the charter has damaged it. The parties agreed to arbitration in the State of New York and nominated a sole arbitrator. The parties have exchanged correspondence expressing differing views of the law and the facts of the matter and have made various settlement offers. At a hearing held before the arbitrator on October 3, 2001, the charterer presented witnesses and other evidence in support of its claim. A second hearing was held on November 20, 2001, at which the Company presented witnesses in support of its claim. Both sides have notified the arbitrator that they do not intend to call any more witnesses, and the parties are awaiting a schedule for the submission of briefs to the arbitrator.

       On March 14, 2001, one of the Company's vessels experienced severe weather while unloading at the BP Amoco Co. terminal in Texas City, Texas. As a result of heavy winds, the vessel became separated from the terminal. The terminal's loading arms were damaged and there was a discharge of approximately 200 to 300 barrels of oil. The U.S. Coast Guard has determined that this oil originated from the terminal and that BP Amoco is the responsible party for the discharge under the Oil Pollution Act of 1990, although BP Amoco retains a right of contribution against the vessel. On March 16, 2001,

BP Amoco Corporation, BP Amoco Oil Co. and Amoco Oil Company filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division, against the Company, seeking damages in the amount of $1,500. The protection and indemnity association for this vessel, which provides insurance coverage for such incidents, issued a letter to BP Amoco Co., et al. guaranteeing the payment of up to $1,500 for any damages for which this vessel may be found liable in order to prevent the arrest of the vessel. On or about August 3, 2001, Valero Refining Company-Texas and Valero Marketing & Supply Co., co-lessors with BP Amoco of the BP Amoco terminal and the voyage charterer of the vessel, intervened in the above-referenced lawsuit, asserting claims against the Company and BP Amoco in the aggregate amount of approximately $3,200. On or about September 28, 2001, BP Amoco filed a second amended complaint, increasing the aggregate amount of its claims against the defendants, including General Maritime, from $1,500 to approximately $3,200. BP Amoco asserted that such increase is due to subsequent demurrage claims made against BP Amoco by other vessels whose voyages were delayed or otherwise affected by the incident. The Company believes that the claims asserted by BP Amoco are generally the same as those asserted by Valero Refining Company-Texas and Valero Marketing & Supply Co. and that, as a result, the aggregate amount of such claims taken together will be approximately $3,200. A counterclaim has been filed on behalf of the Defendants against the BP Amoco and Valero plaintiffs in the approximate amount of $25. On October 30, 2001, these two civil actions were consolidated and on December 26, 2001, a complaint for damages in an unspecified amount due to personal injuries from the inhalation of oil fumes was filed by certain individuals against the Company and BP Amoco. These personal injury plaintiffs filed an amended complaint on January 24, 2002, adding another individual as a plaintiff and asserting a claim against the Company for punitive damages. General Maritime believes that the claim for punitive damages is without merit. With the possible exception of the claim for punitive damages, all of the claims asserted against the Company appear to be covered by insurance. Accordingly, the Company believes that this incident will have no material effect on its results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       In August 2000, we appointed Deloitte & Touche LLP as our certifying accountants to replace Ernst & Young LLP. This action was subsequently approved by our board of directors. During 1999 and 1998 and the subsequent interim period through August 2000, we had no disagreements with Ernst & Young LLP on any matter of account principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference to the subject matter of the disagreements in the report. Neither of Ernst & Young LLP's reports on our financial statements for 1999 and 1998 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope of accounting principles. A letter addressed to the Securities and Exchange Commission from Ernst & Young LLP stating that they agree with the above statements is attached as an exhibit to this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information regarding General Maritime's directors and executive officers is incorporated by reference herein to General Maritime's Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2002 (the "2002 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

       Information regarding compensation of General Maritime's executive officers is incorporated by reference herein to the 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information regarding the beneficial ownership of shares of General Maritime's common stock by certain persons is incorporated by reference herein to the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding certain transactions of General Maritime is incorporated by reference herein to the 2002 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Consolidated Financial Statements."

     2. There are no financial statement schedules listed in the "Index to Financial Statement Schedules."

     3. Exhibits:

           2.1   Plan of Recapitalization. (1)

           2.2 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd. (subsequently renamed General Maritime Corporation), Ajax Limited Partnership, the limited partners of Ajax Limited Partnership, Genmar Ajax Ltd., Peter
                 C. Georgiopoulos, Genmar Ajax Corporation and GMC Administration Ltd.(3)

           2.3 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings, Ltd., Ajax II, L.P., the limited partners of Ajax II, L.P., Ajax II LLC, Peter C. Georgiopoulos, Genmar Ajax II Corporation and GMC Administration Ltd.(3)

           2.4 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Ajax II, L.P., the limited partners of Boss, L.P., Genmar Boss Ltd., Peter C. Georgiopoulos, Genmar Boss Corporation and GMC Administration Ltd.(3)

           2.5 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., General Maritime I, L.P., the limited partners of General Maritime I, L.P., General Maritime I Corporation, Peter C. Georgiopoulos, Genmar Maritime I Corporation and GMC Administration Ltd., and amendment thereto.
                 (1)

           2.6 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., General Maritime II, L.P., the limited partners of General Maritime II, L.P., General Maritime II Corporation, Peter C. Georgiopoulos, Genmar Maritime II Corporation and GMC Administration Ltd.(3)

           2.7 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Harriet, L.P., the limited partners of Harriet, L.P., General Maritime III Corporation, Peter C. Georgiopoulos, Genmar Harriet Corporation and GMC Administration Ltd.(3)

           2.8 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., and Pacific Tankship, L.P., the limited partners of Pacific Tankship, L.P., Genmar Pacific Ltd., Peter C. Georgiopoulos, Genmar Pacific Corporation and GMC Administration Ltd.(3)

           2.9 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Genmar Alexandra, LLC Genmar II, LLC, Equili Company, L.P., Equili Company, LLC, Equili Company II, L.P. and Equili Company II, LLC.(3)

           2.10 Vessel Contribution Agreement, dated April 26, 2001, between General Maritime Ship Holdings Ltd. and Blystad Shipholding Inc., Liberia.(3)

           2.11 Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc., Liberia and General Maritime Ship Holdings Ltd.(3)

           2.12 Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc., Liberia and General Maritime Ship Holdings Ltd.(3)

           2.13 Vessel Contribution Agreement, dated May 25, 2001, between General Maritime Ship Holdings Ltd. and KS Stavanger Prince.
                 (3)

           2.14 Memorandum of Agreement, dated May 4, 2001, between KS Stavanger Prince and General Maritime Ship Holdings Ltd.(3)

           2.15 Letter Agreement, dated May 25, 2001, between General Maritime Ship Holdings, Ltd. and Peter C. Georgiopoulos relating to the acquisition of the old Maritime Corporation.(3)

           3.1 Amended and Restated Articles of Incorporation of General Maritime Ship Holdings Ltd.(1)

           3.2 Articles of Amendment to Amended and Restated Articles of Incorporation, changing name from General Maritime Ship Holdings Ltd. to General Maritime Corporation.(1)

           3.3 Amended and Restated By-Laws of General Maritime Ship Holdings Ltd.(1)

           4.1 Form of Common Stock Certificate of General Maritime Corporation.(2)

           4.2   Form of Registration Rights Agreement.(3)

           10.1 $300,000,000 Credit Agreement dated June 12, 2001 among General Maritime Corporation, Christiania Bank og KreditKasse ASA, New York Branch and various Lenders.(2)

           10.2 Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to $300,000,000 Credit Agreement.(1)

           10.3 Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $300,000,000 Credit Agreement.(1)

           10.4 Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta Flag Vessel, related to $300,000,000 Credit Agreement.(1)

           10.5 Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Norwegian Flag Vessel, related to $300,000,000 Credit Agreement.(1)

           10.6 Form of Insurance Assignment, related to $300,000,000 Credit Agreement.(1)

           10.7 Form of Earnings Assignment, related to $300,000,000 Credit Agreement.(1)

           10.8 Form of Master Vessel and Collateral Trust Agreement, related to $300,000,000 Credit Agreement.(1)

           10.9 Form of Subsidiaries Guaranty, related to $300,000,000 Credit Agreement.(1)

           10.10 Form of Pledge and Security Agreement, related to $300,000,000 Credit Agreement.(1)

           10.11 $165,000,000 Credit Agreement dated June 27, 2001 among General Maritime Corporation, Christiania Bank og KreditKasse ASA, New York Branch and various Lenders.

           10.12 Form of Insurance Assignment, related to $165,000,000 Credit Agreement.(4)

           10.13 Form of Earnings Assignment, related to $165,000,000 Credit Agreement.(4)

           10.14 Form of Subsidiaries Guaranty, related to $165,000,000 Credit Agreement.(4)

           10.15 Form of Pledge and Security Agreement, related to $165,000,000 Credit Agreement.(4)

           10.16 Form of Master Vessel and Collateral Trust Agreement, related to $165,000,000 Credit Agreement.(4)

           10.17 Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to $165,000,000 Credit Agreement.(4)

           10.18 Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $165,000,000 Credit Agreement.(4)

           10.19 Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta Flag Vessel, related to $165,000,000 Credit Agreement.(4)

           10.20 Escrow Agreement dated June 11, 2001 between General Maritime Ship Holdings Ltd., the Recipients and Partnerships listed therein and Mellon Investor Services LLC.(1)

           10.21 Management Rights Agreement dated June 11, 2001 between General Maritime Corporation and OCM Principal Opportunities Fund, L.P.
                 (2)

           10.22 Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and Peter C. Georgiopoulous.(2)

           10.23 Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and John P. Tavlarios.(2)

           10.24 Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and James C. Christodoulou.(2)

           10.25 Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and John C. Georgiopoulos.(2)

           10.26 Form of General Maritime 2001 Stock Incentive Plan.(2)

           10.27 Form of Outside Director Stock Option Grant Certificate.(1)

           10.28 Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and Peter C. Georgiopoulos.(1)

           10.29 Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and John P. Tavlarios.(1)

           10.30 Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and James C. Christodoulou.(1)

           10.31 Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and John C. Georgiopoulos.(1)

           10.32 Form of Incentive Stock Option Grant Certificate.(2)

           16.1 Letter dated ________ from Ernst & Young LLP regarding change in Certifying Accountants.

           21.1  Subsidiaries of General Maritime Corporation.

----------
(1) Incorporated by reference to Amendment No. 5 to General Maritime's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.

(2) Incorporated by reference to Amendment No. 4 to General Maritime's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(3) Incorporated by reference to Amendment No. 3 to General Maritime's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.

(4)  Incorporated by reference to General Maritime's Quarterly Report on
     Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.

(b)  Current Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 29, 2002.

                                      GENERAL MARITIME CORPORATION

                                      By:  /s/ Peter C. Georgiopoulos
                                           -------------------------------------
                                          Name:   Peter C. Georgiopoulos
                                          Title:  Chairman and Chief
                                                   Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002, by the following persons in the capacities indicated:

        SIGNATURE                                    TITLE
       -----------                                  --------
        /s/ Peter C. Georgiopoulos          CHAIRMAN, CHIEF EXECUTIVE OFFICER
       ------------------------------       AND DIRECTOR
        Peter C. Georgiopoulos                (PRINCIPAL EXECUTIVE OFFICER)

        /s/ John P. Tavlarios               PRESIDENT, CHIEF OPERATING OFFICER
       ------------------------------       AND DIRECTOR
        John P. Tavlarios

        /s/ James C. Christodoulou          VICE PRESIDENT, CHIEF FINANCIAL
       ------------------------------       OFFICER AND SECRETARY
        James C. Christodoulou                 (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

        /s/ Sir Peter G. Cazalet            DIRECTOR
       ------------------------------
        Sir Peter G. Cazalet

        /s/ William J. Crabtree             DIRECTOR
       ------------------------------
        William J. Crabtree

        /s/ Rex W. Harrington               DIRECTOR
       ------------------------------
        Rex W. Harrington

        /s/ Stephen A. Kaplan               DIRECTOR
       ------------------------------
        Stephen A. Kaplan

        /s/ Peter S. Shaerf                 DIRECTOR
       ------------------------------
        Peter S. Shaerf