Form 10-Q
period 2002-03-31
GENERAL MARITIME CORP/
filed 2002-05-15
CIK 1127269

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                   FOR THE PERIOD FROM ________ TO __________

                             COMMISSION FILE NUMBER

                                    001-16531

                          GENERAL MARITIME CORPORATION
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    REPUBLIC OF THE MARSHALL ISLANDS                          06-159-7083
  -------------------------------------                     ----------------
       (State or other jurisdiction                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    35 WEST 56TH STREET NEW YORK, NY                             10019
  -------------------------------------                        -----------
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

                                 Yes /X/    No / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MAY 15, 2002:

Common Stock, par value $0.01 per share 37,000,000 shares

================================================================================

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                                 PAGE
PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of  March 31, 2002
          (unaudited) and December 31, 2001                                         3

          Consolidated Statements of Operations
          (unaudited) for the three months ended March 31, 2002 and 2001            4

          Consolidated Statement of Shareholders' Equity
          for the (unaudited) three months ended March 31, 2002                     5

          Consolidated Statements of Cash Flows (unaudited)
          for the three months ended March 31, 2002 and 2001                        6

          Notes to Consolidated Financial Statements (unaudited)                    7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               25

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                        26

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                28

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                          28

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      28

ITEM 5.   OTHER INFORMATION                                                        28

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                         28

SIGNATURES                                                                         31

ITEM 1.  FINANCIAL STATEMENTS

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       MARCH 31,    DECEMBER 31,
                                                                         2002          2001
                                                                      ----------   ------------
                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash                                                                $   12,177   $      17,186
  Due from charterers                                                     15,200          18,958
  Prepaid expenses and other current assets                                8,117           7,108
                                                                      ----------   -------------
    Total current assets                                                  35,494          43,252
                                                                      ----------   -------------
NONCURRENT ASSETS:
  Vessels, net of accumulated depreciation
    of $112,474 and $98,947, respectively                                771,069         784,596
  Other fixed assets, net                                                    984           1,022
  Deferred drydock costs, net                                              6,432           6,349
  Deferred financing costs, net                                            5,682           5,934
  Due from charterers                                                        691             756
  Goodwill                                                                 5,806           5,806
                                                                      ----------   -------------
    Total noncurrent assets                                              790,664         804,463
                                                                      ----------   -------------
TOTAL ASSETS                                                          $  826,158   $     847,715
                                                                      ==========   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $    5,680   $       9,082
  Accrued interest                                                           392             420
  Current portion of long-term debt                                       73,000          73,000
                                                                      ----------   -------------
    Total current liabilities                                             79,072          82,502
                                                                      ----------   -------------
NONCURRENT LIABILITIES:
  Deferred voyage revenue                                                  1,590           2,923
  Long-term debt                                                         248,350         266,600
                                                                      ----------   -------------
    Total noncurrent liabilities                                         249,940         269,523
                                                                      ----------   -------------
    Total liabilities                                                    329,012         352,025
                                                                      ----------   -------------
COMMITMENTS AND CONTINGENCIES                                                 -                -
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value per share
    Authorized 75,000,000; Issued and outstanding
    37,000,000 shares at March 31, 2002
    and December 31, 2001                                                    370             370
  Paid-in capital                                                        415,895         416,095
  Retained earnings                                                       80,907          80,332
  Accumulated other comprehensive income (loss)                              (26)         (1,107)
                                                                      ----------   -------------
    Total shareholders' equity                                           497,146         495,690
                                                                      ----------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  826,158   $     847,715
                                                                      ==========   =============

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                     ---------------------------
                                                                         2002          2001
                                                                     -----------   -------------
VOYAGE REVENUES:
  Voyage revenues                                                    $    52,966   $      48,042
                                                                     -----------   -------------

OPERATING EXPENSES:
  Voyage expenses                                                         17,312           7,004
  Direct vessel expenses                                                  13,878           6,809
  General and administrative                                               2,682           1,399
  Depreciation and amortization                                           14,666           6,881
                                                                     -----------   -------------
    Total operating expenses                                              48,538          22,093
                                                                     -----------   -------------
OPERATING INCOME                                                           4,428          25,949
                                                                     -----------   -------------

INTEREST INCOME (EXPENSE):
  Interest income                                                             76             359
  Interest expense                                                        (3,929)         (4,551)
                                                                     -----------   -------------
    Net interest expense                                                  (3,853)         (4,192)
                                                                     -----------   -------------
Net income                                                           $       575   $      21,757
                                                                     ===========   =============

Basic and diluted earnings per common share:
    Net income                                                       $      0.02   $        1.01
Weighted average shares outstanding                                   37,000,000      21,452,056

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR
                THE (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                                                                           OTHER       COMPREHENSIVE
                                                     COMMON      PAID-IN     RETAINED  COMPREHENSIVE      INCOME
                                                     STOCK       CAPITAL     EARNINGS      LOSS           (LOSS)          TOTAL
                                                   ---------    ---------    --------  -------------   -------------    ---------
Balance as of January 1, 2002                      $     370    $ 416,095    $ 80,332    $    (1,107)      $       -    $ 495,690
Comprehensive income:
  Net income                                                                      575              -             575          575
  Unrealized derivative gains on cash flow hedge                                               1,081           1,081        1,081
                                                                                                       -------------
Comprehensive income                                                                                       $   1,656
                                                                                                       =============
Common stock issuance costs                                          (200)                                                   (200)
                                                   ---------    ---------    --------  -------------                    ---------
Balance at March 31, 2002 (unaudited)              $     370    $ 415,895    $ 80,907    $       (26)                   $ 497,146
                                                   =========    =========    ========  =============                    =========

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                 ----------------------------
                                                                    2002              2001
                                                                 -----------        ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                    $       575        $  21,757
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                    14,666            6,881
   Changes in assets and liabilities:
     Decrease (increase) in due from charterers                        3,823             (550)
     Increase in prepaid expenses and other assets                      (669)            (898)
     Decrease in accounts payable and accrued expenses                (2,689)          (2,178)
     (Decrease) increase in deferred voyage revenue                   (1,333)           2,209
     Deferred drydock costs incurred                                    (767)            (167)
                                                                 -----------        ---------
Net cash provided by operating activities                             13,606           27,054
                                                                 -----------        ---------

CASH FLOWS USED BY INVESTING ACTIVITIES:
     Purchase of other fixed assets                                      (44)             (15)
                                                                 -----------        ---------
Net cash used by investing activities                                    (44)             (15)
                                                                 -----------        ---------

CASH FLOWS USED BY FINANCING ACTIVITIES:
   Decrease in restricted cash                                             -              105
   Principal payments on long- term debt                             (18,250)         (19,086)
   Increase in deferred financing costs                                 (121)               -
   Common stock issuance costs paid                                     (200)               -
                                                                 -----------        ---------
Net cash used by financing activities                                (18,571)         (18,981)
                                                                 -----------        ---------

Net (decrease) increase in cash                                       (5,009)           8,058
Cash, beginning of year                                               17,186           23,523
                                                                 -----------        ---------
Cash, end of period                                              $    12,177        $  31,581
                                                                 ===========        =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                      $     3,957        $   4,842
                                                                 ===========        =========

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

BASIS OF PRESENTATION -- The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2001 consolidated financial statements of General Maritime Corporation contained in its 2001 Form 10-K. Certain reclassifications have been made for consistent presentation.

BUSINESS GEOGRAPHICS -- Non-U.S. operations, which are defined as voyages that either begin and / or end outside the U.S., accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

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

INTEREST RATE RISK MANAGEMENT -- The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the three months ended March 31, 2002 and 2001 included pay-fixed swaps. As of March 31, 2002, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.

RECENT ACCOUNTING PRONOUNCEMENTS -- Effective January 1, 2001, the Company adopted Statement of Financial Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position. The Company recognized a charge to OCI of $662 as a result of cumulative effect in accounting change in relation to the adoption of SFAS No. 133. During June 2001, the Company terminated its interest rate swap agreements. In August and October 2001, the Company entered into new interest rate swap agreements (see Note 2). During the three months ended March 31, 2002 and 2001, the Company recognized a charge to OCI of $(1,081) and $483, respectively. The aggregate liability in connection with a portion of the Company's cash flow hedges as of March 31, 2002 was $597 and is presented as a component of accounts payable and accrued expenses; the aggregate asset in connection with the remainder of the Company's cash flow hedges as of March 31, 2002 was $571 and is presented as a component of prepaid expenses and other current assets.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The adoption of this standard did not have a material effect on the Company's financial position and results of operations.

2.      LONG-TERM DEBT

               --------------------------------------------------------------------------------------
               Long-term debt consists of the following        March 31, 2002       December 31, 2001
                                                                (unaudited)
               --------------------------------------------------------------------------------------
               First Credit Facility

                     Term Loan                                   $  165,500              $    177,000

                     Revolving Credit Facility                       51,100                    11,100

               Second Credit Facility

                     Term Loan                                       94,750                   101,500

                     Revolving Credit Facility                       10,000                    50,000
                                                                 ----------         -----------------
                     Total                                       $  321,350              $    339,600

               Less: Current portion of long term debt               73,000                    73,000
                                                                 ----------         -----------------
               Long term debt                                    $  248,350              $    266,600
               --------------------------------------------------------------------------------------

At the time of the Company's recapitalization on June 12, 2001, the Company's subsidiaries were party to 12 loan facilities, which consisted of senior and junior facilities, with aggregate outstanding principal balances of approximately $217,850. Interest rates under these loan facilities were adjusted quarterly and ranged from 1.125% to 3.0% above the London Interbank Offered Rate ("LIBOR"). Interest rates during the three months ended March 31, 2001 ranged from 6.0% to 8.8% and 7.9% to 10.0% under the senior and junior loan facilities, respectively.

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

In June 2001 the Company entered into two new credit facilities. The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of March 31, 2002, the Company had $165,500 outstanding on the term loan and $51,100 outstanding on the revolving loan. The Company's obligations under the First Credit Facility are secured by 20 vessels, with an aggregate carrying value of $507,254 at March 31, 2002.

On June 27, 2001, the Company entered into an additional credit facility (the "Second Credit Facility") consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of March 31, 2002, the Company had $94,750 outstanding on the term loan and $10,000 outstanding on the revolving loan. The Company's obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of approximately $263,815 at March 31, 2002.

In August and October 2001, the Company entered into interest rate swap agreements with a foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% the Company's outstanding term loans, described below. The notional principal amounts amortize such that the outstanding notional principal amount of the swaps is always equal to 50% of the outstanding term loans. The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described below, to a fixed rate of 6.25%. This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described below, to a fixed rate of 5.485%. This swap agreement terminates on June 27, 2006. The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred. As of March 31, 2002, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $82,750 and $47,375, respectively.

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

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2002 and 2001 was $888 and $59, respectively.

Based on borrowings as of March 31, 2002 aggregate maturities without any mandatory prepayments under the First Credit Facility and Second Credit Facility are the following:

----------------------------------------------------------------------------------------------------------------
Year Ending December 31:                        First Credit Facility       Second Credit Facility       Total
----------------------------------------------------------------------------------------------------------------
                                                              Revolving                  Revolving
                                                               Credit                     Credit
                                               Term Loan      Facility     Term Loan     Facility
2002 (April 1 - December 31, 2002)               $34,500      $       -    $  20,250     $       -     $  54,750

2003                                              41,000              -       21,500             -        62,500

2004                                              36,000              -       16,000             -        52,000

2005                                              36,000              -       16,000             -        52,000

2006                                              18,000         51,100       21,000        10,000       110,100
                                               ---------      ---------    ---------     ---------     ---------

Total                                          $ 165,500      $  51,100    $  94,750     $  10,000     $ 321,350
                                               =========      =========    =========     =========     =========
----------------------------------------------------------------------------------------------------------------

3.      LEGAL PROCEEDINGS

        The Company or its subsidiaries are party to the following legal proceedings which arose from matters incidental to its business.

        General Maritime time chartered one of its vessels in September 1997, for a period of four years plus or minus 30 days. Under the charter, the Company had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days' written notice with a payment of $1,000 to the charterer, which payment has been made by the Company. On October 2, 2000, the Company gave notice to the charterer that this option was being exercised. Subsequently, it was calculated that redelivery was to take place on February 2, 2001. In January 2001, the charterer indicated that it was not possible to complete a laden voyage by such date. The charterer asserted that the vessel would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. The charterer demanded arbitration and, under protest, redelivered the vessel to the Company on January 14, 2001. The charterer has alleged that it is entitled to damages in the amount of $1,943, exclusive of interest and costs, as a result of its inability to commence and complete another voyage. The Company's position is that pursuant to the terms of the charter and the existing law, the charterer was not entitled to commence another voyage if the vessel could not reasonably be redelivered prior to the redelivery date. The Company believes that the charterer's anticipatory breach of the charter has damaged it. The parties agreed to arbitration in the State of New York and nominated a sole arbitrator. The parties have exchanged correspondence expressing differing views of the law and the facts of the matter and have made various settlement offers. At a hearing held before the arbitrator on October 3, 2001, the charterer presented witnesses and other evidence in support of its claim. A second hearing was held on November 20, 2001, at which the Company presented witnesses in support of its claim. Both sides have notified the arbitrator that they do not intend to call any more witnesses, and the parties are awaiting a schedule for the submission of briefs to the arbitrator.

        On March 14, 2001, one of the Company's vessels experienced severe weather while unloading at the BP Amoco Co. terminal in Texas City, Texas. As a result of heavy winds, the vessel became separated from the terminal. The terminal's loading arms were damaged and there was a discharge of approximately 200 to 300 barrels of oil. The U.S. Coast Guard has determined that this oil originated from the terminal and that BP Amoco is the responsible party for the discharge under the Oil Pollution Act of 1990, although BP Amoco retains a right of contribution against the vessel. On March 16, 2001, BP Amoco Corporation, BP Amoco Oil Co. and Amoco Oil Company filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division, against the Company, seeking damages in the amount of $1,500. The protection and indemnity association for this vessel, which provides insurance coverage for such incidents, issued a letter to BP Amoco Co., et al. guaranteeing the payment of up to $1,500 for any damages for which this vessel may be found liable in order to prevent the arrest of the vessel. On or about August 3, 2001, Valero Refining Company-Texas and Valero Marketing & Supply Co., co-lessors with BP Amoco of the BP Amoco terminal and the voyage charterer of the vessel, intervened in the above-referenced lawsuit, asserting claims against the Company and BP Amoco in the aggregate amount of approximately $3,200. On or about September 28, 2001, BP Amoco filed a second amended complaint, increasing the aggregate amount of its claims against the defendants, including General Maritime, from $1,500 to approximately $3,200. BP Amoco asserted that such increase is due to subsequent demurrage claims made against BP Amoco by other vessels whose voyages were delayed or otherwise affected by the incident. The Company believes that the claims asserted by BP Amoco are generally the same as those asserted by Valero Refining Company-Texas and Valero Marketing & Supply Co. and that, as a result, the aggregate amount of such claims taken together will be approximately $3,200. A counterclaim has been filed on behalf of the Defendants against the BP Amoco and Valero plaintiffs in the approximate amount of $25. On October 30, 2001, these two civil actions were consolidated and on December

26, 2001, a complaint for damages in an unspecified amount due to personal injuries from the inhalation of oil fumes was filed by certain individuals against the Company and BP Amoco. These personal injury plaintiffs filed an amended complaint on January 24, 2002, adding another individual as a plaintiff and asserting a claim against the Company for punitive damages. General Maritime believes that the claim for punitive damages is without merit. On February 27, 2002, Southern States Offshore, Inc. filed an independent suit against BP Amoco, General Maritime, United Overseas Tankers and Valero seeking damages sustained by the M/V SABINE SEAL, which is owned and operated by Southern States Offshore and was located adjacent to the Amoco dock on the day of the spill, and for maintenance and cure paid to the individual personal injury claimants who were members of the crew of the SABINE SEAL. The amount of the claim is estimated to be approximately $100,000. This action has now been consolidated with the other claims. The case is currently scheduled for a trial beginning on February 18, 2003. With the possible exception of the claim for punitive damages, all of the claims asserted against the Company appear to be covered by insurance. Accordingly, the Company believes that this incident will have no material effect on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management's current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: changes in demand or a material decline in rates in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including but not limited to: crew wages, insurance, provisions, repairs and maintenance; changes in general domestic and international political conditions; changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); and other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2001.

        The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2002 and 2001. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

RESULTS OF OPERATIONS

                                                                         THREE MONTHS ENDED
                                                                      -------------------------
                                                                       MARCH-02       MARCH-01
                                                                      ----------     ----------
INCOME STATEMENT DATA
(Dollars in thousands, except share data)
Voyage revenues                                                       $   52,966     $   48,042
Voyage expenses                                                          (17,312)        (7,004)
                                                                      ----------     ----------
  Net voyage revenues                                                     35,654         41,038
Direct vessel expenses                                                    13,878          6,809
General and administrative expenses                                        2,682          1,399
Depreciation and amortization                                             14,666          6,881
                                                                      ----------     ----------
  Operating income                                                         4,428         25,949
Net interest expense                                                       3,853          4,192
                                                                      ----------     ----------
  Net Income                                                          $      575     $   21,757
                                                                      ==========     ==========

Basic and diluted earnings per share:                                 ----------     ----------
  Net income                                                          $     0.02     $     1.01
                                                                      ==========     ==========
  Weighted average shares outstanding, thousands                          37,000         21,452

                                                                  3 MONTHS ENDED  12 MONTHS ENDED
                                                                  -------------------------------
BALANCE SHEET DATA, at end of period                                 MARCH-02      DECEMBER-01
                                                                      ----------     ----------
(Dollars in thousands)
Cash                                                                  $   12,177     $   17,186
Current assets, including cash                                            35,494         43,252
Total assets                                                             826,158        847,715
  Current liabilities, including current portion of long-term debt        79,072         82,502
  Current portion of long-term debt                                       73,000         73,000
Total long-term debt, including current portion                          321,350        339,600
Shareholders' equity                                                     497,146        495,690

                                                                         THREE MONTHS ENDED
                                                                      -------------------------
                                                                       MARCH-02       MARCH-01
                                                                      ----------     ----------
OTHER FINANCIAL DATA
(dollars in thousands)
Adjusted EBITDA (1)                                                   $   19,094     $   32,830
Net cash provided byoperating activities                                  13,606         27,054
Net cash provided (used) by investing activities                             (44)           (15)
Net cash provided (used) by financing activities                         (18,571)       (18,981)
Capital expenditures
  Vessel purchases, including deposits                                         -              -
  Drydocking                                                                (767)          (167)
Weighted average long-term debt                                          335,038        228,564

FLEET DATA
Total number of vessels at end of period                                      29             14
Average number of vessels(2)                                                29.0           14.0
Total voyage days for fleet(3)                                             2,529          1,245
Total calendar days for fleet(4)                                           2,610          1,260
Fleet utilization(5)                                                        96.9%          98.8%

AVERAGE DAILY RESULTS
Time Charter equivalent(6)                                                14,098         32,962
Total vessel operating expenses(7)                                         6,345          6,514
Adjusted EBITDA                                                            7,316         26,055

    (1) Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses excluding other income or expenses. Adjusted EBITDA is included because it is used by certain investors to measure a company's financial performance. Adjusted EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income or any other indicator of our performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies.
    (2) Average number of vessels is the number of vessels that constituted our fleet for that year, as measured by the sum of the number of days each vessel was part of our fleet during the year divided by the number of calendar days in that year.
    (3) Voyage days for fleet are the total days our vessels were in our possession net of offhire days associated with major repairs, drydockings or special surveys.
    (4) Calendar days are the total days the vessels were in our possession including offhire days associated with major repairs, drydockings or special surveys.
    (5) Fleet utilization is the percentage of time that our vessels were available for revenue generating voyage days, and is determined by dividing revenue generating voyage days by calendar days.
    (6) Time charter equivalent, or TCE, is a measure of the average daily revenue performance of a vessel on a per voyage basis. Our method of calculating TCE is consistent with industry standards and is determined by dividing net voyage revenue by voyage days for a time period. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which otherwise would be paid by the charterer under a time charter contract.
    (7) Total vessel operating expenses are our total expenses associated with operating our vessels. We determine total vessel operating expenses by dividing the sum of direct vessel expenses and general and administrative expenses by calendar days.

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

        We actively manage the deployment of our fleet between spot charters, which generally last from several days to several weeks, and time charters, which can last up to several years. A spot charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon total amount. Under spot charters, we pay voyage expenses such as port, canal and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate. Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs. We primarily operate in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. We also currently operate vessels in the Black Sea and in other regions which we believe enable us to take advantage of market opportunities and to position our vessels in anticipation of drydockings.

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

        We depreciate our vessels on a straight-line basis over their estimated useful lives determined to be 25 years from the date of their initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value of $125 per lightweight ton. We capitalize the total costs associated with a drydock and amortize these costs on a straight-line basis over the period between drydockings. In the event that a vessel undergoes a drydocking prior to its original projected drydocking date, thereby reducing the period between drydockings, the remaining unamortized costs of the previous drydocking will be expensed during that period. If a vessel's original projected drydocking date is revised, the amortization associated with that vessel will be amended to reflect the revised remaining period between drydockings. Our expenditures for major maintenance and repairs are capitalized if the work extends the operating life of the vessel or materially improves the vessel's performance, otherwise costs are expensed as incurred. In such instances, total expenditures associated with replaced parts are capitalized, less the depreciated value of the old part being replaced, and are depreciated on a straight line basis over the shorter of the remaining life of the new part or vessel.

        Margin analysis for the indicated items as a percentage of net voyage revenues for three months ended March 31, 2002 and 2001 is set forth in the table below.

                        INCOME STATEMENT MARGIN ANALYSIS
                           (% OF NET VOYAGE REVENUES)

                                                        THREE MONTHS ENDED
                                                      ----------------------
                                                      MARCH-02      MARCH-01
                                                      --------      --------
INCOME STATEMENT DATA
Net voyage revenues (1)                                    100%          100%
Direct vessel expenses                                    38.9%         16.6%
General and administrative expenses                        7.5%          3.4%
Depreciation and amortization                             41.1%         16.8%
                                                      --------      --------
Total operating expenses                                  87.6%         36.8%
                                                      --------      --------
Operating income                                          12.4%         63.2%
Net interest expense                                      10.8%         10.2%
Income before extraordinary expense                        1.6%         53.0%
Extraordinary expense                                      0.0%          0.0%
                                                      --------      --------
Net Income                                                 1.6%         53.0%
                                                      ========      ========
Adjusted EBITDA                                           53.6%         80.0%

(1) Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of commissions, port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

                                       THREE MONTHS ENDED (IN THOUSANDS)
                                       ----------------------------------
                                       MARCH 31, 2002      MARCH 31, 2001
                                       --------------      --------------
Voyage revenues                             $  52,966           $  48,042
Voyage expenses                               (17,312)             (7,004)
                                       --------------      --------------
   NET VOYAGE REVENUES                      $  35,654           $  41,037
                                       ==============      ==============

        "Same Fleet" data consists of financial and operational data only from those vessels that were part of our fleet for both complete periods under comparison. Management believes that this presentation facilitates a more accurate analysis of operational and financial performance of vessels after they have been completely integrated into the our operations. Same Fleet data is provided for comparison of the periods for the three months ended March 31, 2002 and 2001. The vessels which comprise the Same Fleet for periods not directly compared are not necessarily the same. As a result, comparison of Same Fleet data provided for periods which are not directly compared in the table below will not yield meaningful results.

                               SAME FLEET ANALYSIS

                                                        THREE MONTHS ENDED
                                                -------------------------------
                                                MARCH 31, 2002   MARCH 31, 2001
                                                --------------   --------------
   INCOME STATEMENT DATA
   (Dollars in thousands, except share data)
   Voyage revenue                                  $    26,292        $  48,042
   Voyage expenses                                      (7,081)          (7,004)
                                                --------------   --------------
     NET VOYAGE REVENUES                                19,210           41,037
     Direct vessel expenses                              7,136            6,809

   INCOME STATEMENT MARGIN ANALYSIS
   (% of net voyage revenues)
   Direct vessel expenses                                 37.1%            16.6%
   Adjusted EBITDA                                        56.1%            80.0%

   OTHER FINANCIAL DATA
   (Dollars in thousands)
   Adjusted EBITDA                                      10,779           32,829

   FLEET DATA
   Weighted average number of vessels                     14.0             14.0
   Total calendar days for fleet                         1,260            1,260
   Total voyage days for fleet                           1,254            1,245
   Total time charter days for fleet                       432              505
   Total spot market days for fleet                        822              740
   Fleet utilization                                      99.5%            98.8%

   AVERAGE DAILY RESULTS
   TCE                                                  15,319           32,962
   Direct vessel expenses                                5,664            5,404
   Adjusted EBITDA                                       8,555           26,055

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

VOYAGE REVENUES -- Voyage revenues increased by $4.9 million, or 10.3%, to $53.0 million for the three months ended March 31, 2002 compared to $48.1 million for the three months ended March 31, 2001. This increase is due to the increase in the number of vessels in our fleet during the three months ended March 31, 2002 compared to 2001 as the overall spot freight market was weaker during the three months ended March 31, 2002 compared to the prior period. The average size of our fleet during those periods increased 107% to 29.0 (24.0 Aframax, 5.0 Suezmax) tankers during 2002 compared to 14.0 tankers (9.0 Aframax, 5.0 Suezmax) during 2001.

VOYAGE EXPENSES -- Voyage expenses increased $10.3 million, or 147 %, to $17.3 million for the three months ended March 31, 2002 compared to $7.0 million for the three months ended March 31, 2001. This increase is primarily due to the increase in the number of vessels in our fleet as well as the mix of deployment of our vessels operating on time charter contracts or in the spot market.

NET VOYAGE REVENUES -- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $5.3 million, or 13.1%, to $35.7 million for the three months ended March 31, 2002 compared to $41.0 million for the three months ended March 31, 2001. This decrease is due to the overall weaker spot freight rate market during the three months ended March 31, 2002 compared to the prior year period. The average size of our fleet increased 107% to 29.0 tankers for the three months ended March 31, 2002 compared to 14.0 tankers for the prior year period, while our average TCE rates declined 57.2% to $14,098 compared to $32,962 for the same periods. We continued to experience downward pressure on our average TCE rates during April 2002. The total decrease in our net voyage revenues of $5.3 million resulted from a decrease of $21.8 million in our Same Fleet revenues and $16.5 million in net voyage revenues generated from vessels that are not considered Same Fleet vessels. Vessels that are not considered Same Fleet vessels are the vessels we acquired during 2001: the GENMAR ALEXANDRA, GENMAR HECTOR, GENMAR PERICLES, WEST VIRGINIA, KENTUCKY and GENMAR SPIRIT in June, the STAVANGER PRINCE, GENMAR NESTOR, GENMAR STAR, GENMAR TRUST, GENMAR CHAMPION and GENMAR LEONIDAS in July, and the GENMAR TRADER, GENMAR ENDURANCE and GENMAR CHALLENGER in August. Our fleet consisted of 29 vessels (24 Aframax, five Suezmax) for the three months ended March 31, 2002 compared to 14 vessels (nine Aframax, five Suezmax) for the three months ended March 31, 2001.

ON AN OVERALL FLEET BASIS:

      - Average daily time charter equivalent rate per vessel decreased by $18,864, or 57.2%, to $14,098 for the three months ended March 31, 2002 ($14,312 Aframax, $13,095 Suezmax) compared to $32,962 for the three months ended March 31, 2001 ($32,668 Aframax, $33,493 Suezmax).

      - $9.6 million, or 27.0%, of net voyage revenue was generated by time charter contracts ($9.6 million Aframax, $0.0 Suezmax) and $26.0 million, or 73.0%, was generated in the spot market ($20.2 million Aframax, $5.8 million Suezmax) for the three months ended March 31, 2002, compared to $14.2 million, or 34.6%, of our net voyage revenue generated by time charter contracts ($11.8 million Aframax, $2.4 million Suezmax), and $26.8 million, or 65.4%, generated in the spot market ($14.4 million Aframax, $12.4 million Suezmax) for the three months ended March 31, 2001.

      - Vessels operated an aggregate of 540 days, or 21.4 %, on time charter contracts (540 days Aframax, 0 days Suezmax) and 1,989 days, or 78.6%, in the spot market (1,545 days Aframax, 444 days Suezmax) for the three months ended March 31, 2002, compared to 505 days, or 40.6%, on time charter contracts (408 days Aframax, 97 days Suezmax) and 740 days, or 59.4%, in the spot market (394 days Aframax, 346 days Suezmax) for the three months ended March 31, 2001.

      - Average daily time charter rates were $17,852 for the three months ended March 31, 2002 ($17,852 Aframax, $0 Suezmax) compared to average daily time charter rates of $28,100 for the three months ended March 31, 2001 ($28,873 Aframax, $24,851 Suezmax). This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with the remaining time charter contracts.

      - Average daily spot rates were $13,079 for the three months ended March 31, 2002 ($13,075 Aframax, $13,095 Suezmax), compared to average daily spot rates of $36,279 for the three months ended March 31, 2001 ($36,599 Aframax, $35,915 Suezmax).

        The following summarizes the portion of the Company's fleet that was on time charter as of March 31, 2002:

                   ---------------------------------------------------------------------------------------------
                   Vessel                             Expiration Date               Average Daily Rate(1)
                   ---------------------------------------------------------------------------------------------
                   Genmar Boss*                    September 24, 2002(2)                Market Rate(3)
                   Genmar Alexandra                February 20, 2003(2)                 Market Rate(4)
                   Genmar George*                  May 24, 2003(5)                         $ 20,000
                   Genmar Ajax*                    August 12, 2003                         $ 23,000
                   ---------------------------------------------------------------------------------------------

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

        The time charter contracts for the Stavanger Prince, Genmar Commander and Genmar Sun expired on January 7, February 5, and February 25, 2002, respectively, and those vessels are currently operating on the spot market. We are seeking opportunities to increase the number of our vessels on time charters, but only expect to enter into additional time charters if we can obtain rates that we consider provide us with an appropriate return.

        Of our net voyage revenues of $35.7 million for the three months ended March 31, 2002, $19.2 million was attributable to our Same Fleet. Same Fleet for the three months ended March 31, 2002 and 2001 consisted of 14 vessels (nine Aframax, five Suezmax). Same Fleet net voyage revenues decreased by $21.8 million, or 53.2%, to $19.2 million for the three months ended March 31, 2002 compared to $41.0 million for the three months ended March 31, 2001. This decrease is attributable to decreases in our average spot and time charter tanker rates for the three months ended March 31, 2002 compared to those for the three months ended March 31, 2001

ON A SAME FLEET BASIS:

      - Average daily time charter equivalent rate per vessel decreased by $17,642, or 53.5%, to $15,319 for the three months ended March 31, 2002 ($16,539 Aframax, $13,095 Suezmax) compared to $32,962 for the three months ended March 31, 2001 ($32,668 Aframax, $33,493 Suezmax).

      - $8.0 million, or 41.6%, of net voyage revenue was generated by time charter contracts ($8.0 million Aframax, $0 Suezmax) and $11.2 million, or 58.4%, was generated in the spot market ($5.4 million Aframax, $5.8 million Suezmax) for the three months ended March 31, 2002, compared to approximately $14.2 million, or 34.6 %, of our net voyage revenue generated by time charter contracts ($11.8 million Aframax, $2.4 million Suezmax), and $26.8 million, or 65.4%, generated in the spot market ($14.4 million Aframax, $12.4 million Suezmax) for the three months ended March 31, 2001.

      - Vessels operated an aggregate of 432 days, or 34.5%, on time charter contracts (432 days Aframax, 0 days Suezmax) and 822 days or 65.5%, in the spot market (378 days Aframax, 444 days Suezmax) for the three months ended March 31, 2002, compared to 505 days, or 40.6%, on time charter contracts (408 days Aframax, 97 days Suezmax) and 740 days, or 59.4%, in the spot market (394 days Aframax, 346 days Suezmax) for the three months ended March 31, 2001.

      - Average daily time charter rates were $18,500 for the three months ended March 31, 2002 ($18,500 Aframax, $0 Suezmax) compared to average daily time charter rates of $28,100 for the three months ended March 31, 2001 ($28,873 Aframax, $24,851 Suezmax). This decrease is due to the expiration of some or our time charter contracts and the introduction of new contracts that reflect the time charter rates prevalent at that time.

      - Average daily spot rates were $13,648 for the three months ended March 31, 2002 ($14,297 Aframax, $13,095 Suezmax), compared to average daily spot rates of $36,279 for the three months ended March 31, 2001 ($36,599 Aframax, $35,915 Suezmax

DIRECT VESSEL EXPENSES -- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $7.1 million, or 103% to $13.9 million for the three months ended March 31, 2002 compared to $6.8 million for the three months ended March 31, 2001. This increase is primarily due to the growth of our fleet, which increased 107% for the same periods. On a daily basis, direct vessel expenses per vessel decreased by $87, or 1.6 % to $5,317 for the three months ended March 31, 2002 ($5,202 Aframax, $5,874 Suezmax) compared to $5,404 for the three months ended March 31, 2001 ($5,070 Aframax, $6,005 Suezmax) primarily as the result of the timing of purchases, repairs and services within the period. Same Fleet direct vessel expenses increased $0.3 million, or 4.8%, to approximately $7.1 million for the three months ended March 31, 2002 compared to $6.8 million the three months ended March 31, 2001. This increase is primarily the result of increases in insurance costs, as well as the timing of purchases, services and repairs within the period. On a daily basis, Same Fleet direct vessel expenses per vessel increased $259, or 4.8 % to $5,664 ($5,547 Aframax, $5,874 Suezmax) compared to $5,404 ($5,070 Aframax, $6,005 Suezmax) for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Our direct vessel expenses depend on a variety of factors, many which are beyond our control and affect the entire shipping industry. We anticipate that daily direct vessel operating expenses will increase during 2002 primarily due to increases in insurance costs and enhanced security measures implemented after September 11, 2001 as well as increases in maintenance and repairs.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by $1.3 million, or 91.8 %, to $2.7 million for the three months ended March 31, 2002 compared to $1.4 million for the three months ended March 31, 2001. This increase is primarily due to an increase in payroll expenses including the increase in the number of personnel in connection with the growth of our fleet for three months ended March 31, 2002 compared to the three months ended March 31, 2001. Daily general and administrative expenses decreased $82 or 7.4% to $1,028 for the three months ended March 31, 2002 compared to $1,110 for the three months ended March 31,.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization, which include depreciation of vessels as well as amortization of dry docking, special survey costs and loan fees, increased by $7.8 million, or 113 %, to $14.7 million for the three months ended March 31, 2002 compared to $6.9 million for the three months ended March 31, 2001. This increase is primarily due to the growth of our fleet as well as an additional amortization of approximately $0.2 million in drydocking costs for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

NET INTEREST EXPENSE -- Net interest expense decreased by $0.3 million, or 8.1 %, to $3.9 million for the three months ended March 31, 2002 compared to $4.2 million for the three months ended March 31, 2001. This decrease is the result of the lower interest rate environment as well as the refinancing of our previous loans into our existing two credit facilities associated with our variable interest rate debt. Our weighted average debt increased 46.5% to approximately $335 million during the three months ended March 31, 2002 compared to approximately $229 million for the same period during 2001.

NET INCOME -- Net income was $575,000 for the three months ended March 31, 2002 compared to net income of $21.8 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Since our formation, the principal source of funds has been equity financings, cash flows from operating activities and long-term borrowings. The principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and make principal repayments on outstanding loan facilities. We expect to rely upon operating cash flows as well as long-term borrowings, and future offerings to implement our growth plan. We believe that our current cash balance as well as cash flows from operating activities and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

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

        Cash decreased to $12.2 million as of March 31, 2002 compared to $17.2 million as of December 31, 2001. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital deficit was $43.6 million as of March 31, 2002, compared to a working capital deficit of $39.3 million as of December 31, 2001. The current portion of long-term debt included in our current liabilities was $73.0 million as of March 31, 2002 and December 31, 2001.

        Adjusted EBITDA, as defined in NOTE 2 to the "Income Statement Margin Analysis" table above decreased by $13.7 million, or 41.8%, to $19.1 million for the three months ended March 31, 2002 from $32.8 million for the three months ended March 31, 2001, this decrease is due to the weaker spot freight rate market. On a daily basis, Adjusted EBITDA per vessel decreased by $18,739, or 71.9%, to $7,316 for the three months ended March 31, 2002 from $26,055 for the three months ended March 31, 2001. Same Fleet Adjusted EBITDA decreased by $22.1 million, or 67.2%, to $10.8 million for the three months ended March 31, 2002 from $32.8 million for the three months ended March 31, 2001. Same Fleet daily Adjusted EBITDA decreased to $8,555 from $26,055 for the same periods.

        In June 2001, we closed on two credit facilities, the first ("First") on June 15, 2001 and the second ("Second") on June 27, 2001. A portion of each of the facilities was used to refinance existing debt, pay transaction costs or acquire vessels. We anticipate that a portion of the remaining available funds under the two facilities will be used for future acquisitions and general corporate purposes. Each loan facility is comprised of a term loan and a revolving loan. The terms and conditions of the credit facilities require compliance with certain restrictive covenants based on aggregate values and financial data for the vessels associated with each credit facility. Under the financial covenants of each of the credit facilities, the Company is required to maintain certain ratios such as: vessel market value to loans outstanding, EBITDA to net interest expense and to maintain minimum levels of working capital. Under the general covenants, subject to certain exceptions, we and our subsidiaries are not permitted to pay dividends.

        The First credit facility is a $300 million facility, comprised of a $200 million term loan and a $100 million revolving loan and is collateralized by 20 vessels. The Second credit facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan and is collateralized by nine vessels. Both credit facilities have a five year maturity with the term loans requiring quarterly principal repayments. The principal of each revolving loan is payable upon maturity. Both the term loans and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. We are required to pay an annual fee of 0.625% for the unused portion of each of the revolving loans on a quarterly basis. The subsidiaries which own the vessels that collateralize each credit facility have guaranteed the loans made under the appropriate credit facility, and we have pledged the shares of those subsidiaries. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows.

        Our scheduled principal repayments for each of the term loans under our First and Second credit facilities are as follows:

                    PRINCIPAL PAYMENTS (DOLLARS IN MILLIONS)

                                                                    TOTAL
                                     FIRST          SECOND        PRINCIPAL
                 PERIOD             FACILITY       FACILITY       REPAYMENTS
  --------------------------------------------------------------------------
  April 1 - December 31, 2002           34.5          20.25            54.75
  2003                                  41.0           21.5             62.5
  2004                                  36.0           16.0             52.0
  2005                                  36.0           16.0             52.0
  2006                                  18.0           21.0             39.0
  --------------------------------------------------------------------------

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

                    ESTIMATED DRY DOCKING COSTS (DOLLARS IN MILLIONS)

                                                                 29
                                                               VESSEL
                         YEAR                                  FLEET
                   ---------------------------------------------------
                         2002                                     7.3
                         2003                                     6.3
                         2004                                     8.2
                         2005                                     8.9
                         2006                                     6.6

        The table below indicates the estimated dry docking schedule through 2006 for our 29-vessel fleet. Each drydocking is estimated to require approximately 30 days. In addition to the incurrence of costs described above, a drydocking results in off hire time for a vessel during which the vessel is unable to generate revenue. Off hire time includes the actual time the vessel is in the shipyard as well as ballast time to the shipyard from the port of last discharge. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations or to secure additional financing. We have accelerated the dry docking schedule for two of our vessels by scheduling their special survey in the second quarter rather than later in 2002 in order to make these vessels available in a potentially higher rate environment later in the year and in order to benefit from regulations which allow us to undertake the special survey in the water if it is done prior to July 2002.

                                29 VESSEL FLEET
                   ----------------------------------------
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

        Net cash provided by operating activities decreased 49.7% to $13.6 million for the three months ended March 31, 2002, compared to $27.1 million for the three months ended March 31, 2001. This decrease is primarily attributable to our decrease in net income, which includes an increase in depreciation and amortization, a non-cash expense included in net income. We had net income of $0.5 million and depreciation and amortization of $14.7 million for the three months ended March 31, 2002 compared to net income of $21.8 million and depreciation and amortization of $6.9 million for the three months ended March 31, 2001.

        Net cash used in investing activities was less than $50,000 in each of the three month periods ending March 31, 2002 and 2001.

        Net cash used in financing activities decreased 2.2% to $18.6 million for the three months ended March 31, 2002 compared to $19.0 million provided by financing activities for the three months ended March 31, 2001. The decrease in cash used in financing activity primarily relates to the lower debt repayments during the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

        Our operation of ocean-going vessels carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (i) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (ii) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (iii) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (iv) loss of hire insurance for loss of revenue for up to 90 or 120 days resulting from vessel off-hire for all of our vessels. In light of overall economic conditions as well as recent international events and the related risks with respect to the operation of ocean-going vessels and transportation of crude oil, we expect that we will be required to pay higher premiums with respect to our insurance coverage in 2002 and will be subject to increased supplemental calls with respect to its protection and indemnity insurance coverage payable to protection and indemnity associations in amounts based on our own claim records as well as the claim records of the other members of the protection and indemnity associations related to prior years of operations. We believe that the increase in insurance premiums and supplemental calls is industry wide and do not believe that it will have a material adverse impact on vessel operations or overall financial performance. To the extent such costs cannot be passed along to the our customers, such costs will reduce our operating income.

CRITICAL ACCOUNTING POLICIES

        In December 2001, the SEC requested that all registrants list their most critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgment by management and potentially result in materially different results under different assumptions and condition. We believe that there has been no change in our critical accounting policies since December 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

        We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At March 31, 2002, we had $321.3 million of floating rate debt with a margin over LIBOR of 1.5% compared to $339.6 million at December 31, 2001. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of March 31, 2002 and December 31, 2001, we were party to interest rate swap agreements having aggregate notional amounts of $130.1 and $139.9 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of March 31, 2002 the fair value of these swaps was a net liability to us of $26,000. A one percent increase in LIBOR would increase interest expense on the portion of our $191.2 million outstanding floating rate indebtedness that is not hedged by approximately $1.9 million per year from March 31, 2002.

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

        On March 14, 2001, the GENMAR HECTOR experienced severe weather while unloading at the BP Amoco Co. terminal in Texas City, Texas. As a result of heavy winds, the vessel became separated from the terminal. The terminal's loading arms were damaged and there was a discharge of approximately 200 to 300 barrels of oil. The U.S. Coast Guard has determined that this oil originated from the terminal and that BP Amoco is the responsible party for the discharge under the Oil Pollution Act of 1990, although BP Amoco retains a right of contribution against the vessel. On March 16, 2001, BP Amoco Corporation, BP Amoco Oil Co. and Amoco Oil Company filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division, against the GENMAR HECTOR IN REM, seeking damages in the amount of $1.5 million. The protection and indemnity association for this vessel, which provides insurance coverage for such incidents, issued a letter to BP Amoco Co., et al. guaranteeing the payment of up to $1.5 million for any damages for which this vessel may be found liable in order to prevent the arrest of the vessel. On July 31, 2001, the plaintiffs filed a an amended complaint which added as defendants United Overseas Tankers Ltd., (a subsidiary of General Maritime) and General Maritime. On or about August 3, 2001, Valero Refining Company-Texas and Valero Marketing & Supply Co., co-lessors with BP Amoco of the BP Amoco terminal and the voyage charterer of the vessel, intervened in the above-referenced lawsuit, asserting claims against the vessel, Genmar Hector Ltd., United Overseas Tankers, General Maritime and BP Amoco in the aggregate amount of approximately $3.2 million. On or about September 28, 2001, BP Amoco filed a second amended complaint, increasing the aggregate amount of its claims against the defendants, including General Maritime, from $1.5 million to approximately $3.2 million. BP Amoco asserted that such increase is due to subsequent demurrage claims made against BP Amoco by other vessels whose voyages were delayed or otherwise affected by the incident. We believe that the claims asserted by BP Amoco are generally the same as those asserted by Valero Refining Company-Texas and Valero Marketing & Supply Co. and that, as a result, the aggregate amount of such claims taken together will be approximately $3.2 million. A counterclaim has been filed on behalf of the Defendants against the BP Amoco and Valero plaintiffs in the approximate amount of $25,000. On October 30, 2001, these two civil actions were consolidated and on December 26, 2001, a complaint for damages in an unspecified amount due to personal injuries from the inhalation of oil fumes was filed by certain individuals against the vessel, BP Amoco, United Overseas Tankers, and General Maritime Corporation. These personal injury plaintiffs filed an amended complaint on January 24, 2002, adding another individual as a plaintiff and asserting a claim against United Overseas Tankers and General Maritime Corporation for punitive damages. We believe that the claim for punitive damages is without merit. On February 27, 2002, Southern States Offshore, Inc. filed an independent suit against BP Amoco, General Maritime, United Overseas Tankers and Valero seeking damages sustained by the M/V SABINE SEAL, which is owned and operated by Southern States Offshore and was located adjacent to the Amoco dock on the day of the spill, and for maintenance and cure paid to the individual personal injury claimants who were members of the crew of the SABINE SEAL. The amount of the claim is estimated to be approximately $100,000. This action has now been consolidated with the other claims.

The case is currently scheduled for a trial beginning on February 18, 2003. With the possible exception of the claim for punitive damages, all of the claims asserted against us appear to be covered by insurance. Accordingly, we believe that this incident will have no material effect on the value of the GENMAR HECTOR or on its results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

             a)  Changes in Securities - None

             b)  Use of Proceeds - Not Applicable

             c) Working Capital Restrictions - A description of working capital restrictions and other limitations on payment of dividends are set forth in Item 2 of Part I of this Form 10-Q.

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

----------

(1) Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.
(2) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.

          (b) Reports on Form 8-K:

                 No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.

                                        GENERAL MARITIME CORPORATION
                                        (Registrant)

Date:   May 15, 2002                    By: /s/ Peter C. Georgiopoulos
                                            ------------------------------------
                                            Peter C. Georgiopoulos
                                            Chairman and Chief Executive Officer
                                            (Duly Authorized Officer)

Date:   May 15, 2002                    By: /s/ James C. Christodoulou
                                            ------------------------------------
                                            James C. Christodoulou
                                            Vice President, Chief Financial
                                            Officer and Secretary
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS

(a)  EXHIBIT
     NUMBER      DESCRIPTION
     --------    -----------

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