Form 10-Q
period 2002-06-30
GENERAL MARITIME CORP/
filed 2002-08-13
CIK 1127269

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                   FOR THE PERIOD FROM ________ TO __________

                             COMMISSION FILE NUMBER

                                    001-16531

                          GENERAL MARITIME CORPORATION
         --------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    REPUBLIC OF THE MARSHALL ISLANDS                       06-159-7083
 --------------------------------------                 ----------------
       (State or other jurisdiction                     (I.R.S. Employer
       incorporation or organization)                  Identification No.)

   35 WEST 56TH STREET NEW YORK, NY                           10019
 --------------------------------------                 ----------------
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

                               Yes /X/    No / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 7, 2002:

Common Stock, par value $0.01 per share 36,964,770 shares

================================================================================

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                          PAGE
PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2002
         (unaudited) and December 31, 2001                                   3

         Consolidated Statements of Operations
         (unaudited) for the three months and six months ended
         June 30, 2002 and 2001                                              4

         Consolidated Statement of Shareholders' Equity
         for the (unaudited) six months ended June 30, 2002                  5

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2002 and 2001                     6

         Notes to Consolidated Financial Statements (unaudited)              7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      15

ITEM 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK                                      31

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  32

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          33

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    33

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                33

ITEM 5.  OTHER INFORMATION                                                  33

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   34

SIGNATURES                                                                  36

ITEM 1.  FINANCIAL STATEMENTS

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      2002           2001
                                                                                    ---------    ------------
                                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash                                                                              $   5,806    $     17,186
  Due from charterers                                                                  16,533          18,958
  Prepaid expenses and other current assets                                             6,343           7,108
                                                                                    ---------    ------------
     Total current assets                                                              28,682          43,252
                                                                                    ---------    ------------
NONCURRENT ASSETS:
  Vessels, net of accumulated depreciation
     of $126,153 and $98,947, respectively                                            757,390         784,596

  Other fixed assets, net                                                                 949           1,022
  Deferred drydock costs, net                                                           9,907           6,349
  Deferred financing costs, net                                                         5,309           5,934
  Due from charterers                                                                     625             756
  Goodwill                                                                              5,753           5,806
                                                                                    ---------    ------------
     Total noncurrent assets                                                          779,933         804,463
                                                                                    ---------    ------------
TOTAL ASSETS                                                                        $ 808,615    $    847,715
                                                                                    =========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $   4,076    $      7,744
  Derivative liability for cash flow hedge                                              2,130           1,338
  Accrued interest                                                                        370             420
     Current portion of long-term debt                                                 73,000          73,000
                                                                                    ----------   ------------
     Total current liabilities                                                         79,576          82,502
                                                                                    ---------    ------------
NONCURRENT LIABILITIES:
  Deferred voyage revenue                                                                 432           2,923
  Long-term debt                                                                      235,100         266,600
                                                                                    ---------    ------------
     Total noncurrent liabilities                                                     235,532         269,523
                                                                                    ---------    ------------
     Total liabilities                                                                315,108         352,025
                                                                                    ---------    ------------
COMMITMENTS AND CONTINGENCIES                                                               -               -
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value per share
     Authorized 75,000,000; Issued and outstanding
     36,964,770 shares at June 30, 2002
     and 37,000,000 shares at December 31, 2001                                           370             370
  Paid-in capital                                                                     414,994         416,095
  Retained earnings                                                                    80,273          80,332
  Accumulated other comprehensive income (loss)                                        (2,130)        (1,107)
                                                                                    ---------    ------------
     Total shareholders' equity                                                       493,507         495,690
                                                                                    ---------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 808,615    $    847,715
                                                                                    =========    ============

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                 ENDED JUNE 30,
                                                --------------------------      --------------------------
                                                   2002           2001             2002           2001
                                                ----------     -----------      ----------     -----------
VOYAGE REVENUES:
   Voyage revenues                              $   54,552     $    40,837      $  107,518     $    88,879

OPERATING EXPENSES:
   Voyage expenses                                  20,268           8,367          37,580          15,371
   Direct vessel expenses                           13,658           7,106          27,536          13,915
   General and administrative                        2,696           1,736           5,378           3,135
   Depreciation and amortization                    14,757           7,507          29,423          14,388
                                                ----------     -----------      ----------     -----------
     Total operating expenses                       51,379          24,716          99,917          46,809
                                                ----------     -----------      ----------     -----------
OPERATING INCOME                                     3,173          16,121           7,601          42,070
                                                ----------     -----------      ----------     -----------

OTHER EXPENSE:
   Interest expense-net                             (3,807)         (3,318)         (7,660)         (7,510)
   Other-net                                             0          (1,822)              0          (1,822)
                                                ----------     -----------      ----------     -----------
     Net other expense                              (3,807)         (5,140)         (7,660)         (9,332)
                                                ----------     -----------      ----------     -----------
(Loss) income before extraordinary expense            (634)         10,981             (59)         32,738
Extraordinary expense                                    0          (1,184)              0          (1,184)
                                                ----------     -----------      ----------     -----------
Net (loss) income                               $     (634)    $     9,797      $      (59)    $    31,554
                                                ==========     ===========      ==========     ===========

Basic and diluted
earnings per common share:
   (Loss) income
      before extraordinary expense              $    (0.02)    $      0.45      $     0.00     $      1.42
   Net (loss) income                            $    (0.02)    $      0.40      $     0.00     $      1.37
Weighted average shares outstanding             36,993,419      24,532,441      36,996,691      23,000,758

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR
                 THE (UNAUDITED) SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                            ACCUMULATED
                                                                               OTHER       COMPREHENSIVE
                                           COMMON    PAID-IN    RETAINED   COMPREHENSIVE      INCOME
                                           STOCK     CAPITAL    EARNINGS       LOSS           (LOSS)          TOTAL
                                           ======   ---------   --------   -------------   --------------   ----------
Balance as of January 1, 2002              $  370   $ 416,095   $ 80,332   $      (1,107)  $            0   $  495,690
Comprehensive loss:
   Net loss                                                          (59)              0              (59)         (59)
   Unrealized derivative losses on
     cash flow hedge                                                              (1,023)          (1,023)      (1,023)
                                                                                           --------------
Comprehensive loss                                                                         $       (1,082)
                                                                                           ==============

Purchase price adjustment                       -        (634)                                                    (634)
Common stock issuance costs                              (467)                                                    (467)
                                           ------   ---------   --------   -------------                    ----------
Balance at June 30, 2002 (unaudited)       $  370   $ 414,994   $ 80,273   $      (2,130)                   $  493,507
                                           ======   =========   ========   =============                    ==========

See notes to consolidated financial statements.

                  GENERAL MARITIME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                                -------------------------
                                                                                   2002           2001
                                                                                -----------    ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net (loss) income                                                            $       (59)   $   31,554
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary expenses                                                               -         1,184
     Depreciation and amortization                                                   29,423        14,388

   Changes in assets and liabilities:
     Decrease  in due from charterers                                                 2,556         3,403
     (Increase) decrease in prepaid expenses and other assets                          (100)          450
     Decrease in accounts payable and accrued expenses                               (3,665)         (597)
     Decrease in deferred voyage revenue                                             (2,491)          (91)
     Deferred drydock costs incurred                                                 (4,863)       (3,583)
                                                                                -----------    ----------
Net cash provided by operating activities                                            20,801        46,708
                                                                                -----------    ----------

CASH FLOWS USED BY INVESTING ACTIVITIES:
   Purchase of vessels                                                                    -       (31,210)
   Cash paid on deposit of vessels                                                        -       (24,279)
   Purchase of other fixed assets                                                       (93)          (73)
   Acquisition of business net of cash received                                           -        (5,392)
                                                                                -----------    ----------
Net cash used by investing activities                                                   (93)      (60,954)
                                                                                -----------    ----------

CASH FLOWS USED BY FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                       5,000       230,423
   Principal payments on long- term debt                                            (36,500)     (287,649)
   Payments for debt issue costs                                                       (121)       (5,978)
   Common stock issuance costs paid                                                    (467)            -
   Proceeds from issuance of common stock                                                 -       128,050
   Decrease in restricted cash                                                            -           149
                                                                                -----------    ----------
Net cash (used) provided by financing activities                                    (32,088)       64,995
                                                                                -----------    ----------

Net (decrease) increase in cash                                                     (11,380)       50,749
Cash, beginning of year                                                              17,186        23,523
                                                                                -----------    ----------
Cash, end of period                                                             $     5,806    $   74,272
                                                                                ===========    ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $     7,856    $    9,881
                                                                                -----------    ----------

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

For the purposes of determining the number of shares issued and outstanding with respect to the accompanying financial statements, the Company used the initial public offering price of $18.00 per share. Under the terms of the Recapitalization Plan there are certain provisions, which may require a post-closing reallocation of issued shares between the respective limited partners. This post-closing reallocation is not expected to result in a material change to the outstanding shares in any of the periods presented.

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

BUSINESS GEOGRAPHICS -- Non-U.S. operations, which are defined as voyages that either begin and/or end outside the U.S., accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

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

INTEREST RATE RISK MANAGEMENT -- The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the six months ended June 30, 2002 and 2001 included pay-fixed swaps. As of June 30, 2002, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.

RECENT ACCOUNTING PRONOUNCEMENTS -- Effective January 1, 2001, the Company adopted Statement of Financial Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position. The Company recognized a charge to OCI of $662 as a result of cumulative effect in accounting change in relation to the adoption of SFAS No. 133. During June 2001, the Company terminated its interest rate swap agreements. In August and October 2001, the Company entered into new interest rate swap agreements (see Note 3). During the six months ended June 30, 2002 and 2001, the Company recognized a charge to OCI of $(1,023) and $662, respectively. The aggregate liability in connection with a portion of the Company's cash flow hedges as of June 30, 2002 was $2,130 and is presented as Derivative liability for cash flow hedge on the balance sheet.

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

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This Standard eliminates goodwill amortization from the Consolidated Statement of Operations and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. The Company's only reporting unit with goodwill is its technical management business, which is not a reportable segment. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. The Company has completed its testing of goodwill and has determined that there is no impairment.

The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used discount rates that correspond to the Company's weighted-average cost of capital. If actual results differ from these assumptions and estimates underlying this goodwill impairment evaluation, the ultimate amount of the goodwill impairment could be adversely affected.

Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141, Business Combinations, also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. The Company determined that the transition provisions had no impact on its results of operations or financial position.

Prior to the Company's adoption of SFAS No. 142, goodwill was amortized over its estimated useful life, and was tested periodically to determine if it was recoverable from operating earnings on an undiscounted basis over its useful lives and to evaluate the related amortization periods. If it was probable that undiscounted projected operating income (before amortization of goodwill and other acquired intangible assets) was not sufficient to recover the carrying value of the asset, the carrying value was written down through results of operations and, if necessary, the amortization period was adjusted.

The following table reflects consolidated results adjusted as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of the three and six month periods ended June 30, 2002:

                                               Three months ended      Six months ended
                                                    June 30,               June 30,
                                                2002       2001        2002       2001
Net (loss) income
As reported                                    $  (634)   $ 9,797     $   (59)  $ 31,554
Goodwill amortization                                -          -           -          -
                                               -----------------------------------------
As adjusted                                    $  (634)   $ 9,797     $   (59)  $ 31,554
                                               =========================================
Basic & Diluted Earnings Per Share
As reported                                    $ (0.02)   $  0.45     $  0.00   $   1.42
Goodwill amortization
As adjusted                                    $ (0.02)   $  0.45     $  0.00   $   1.42

The following table reflects the components of goodwill as of June 30, 2002:

                           Gross Carrying Amount   Accumulated Amortization
Amortized goodwill
United Overseas Tankers        $     5,753               $      201

Prior to the adoption of SFAS No. 142, amortization expense for each of the five succeeding fiscal years would have been $397.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to rescinding FASB Statements No. 4, 44 and 64, this Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The Company is currently evaluating the impact of adopting SFAS No. 145 and SFAS No. 146.


2.   ACQUISITIONS

As part of the Company's recapitalization, the Company acquired United Overseas Tankers, Ltd. ("UOT"), a Greek company providing technical management services exclusively to the Company, for $5,979, subject to adjustment. The Company recorded goodwill of $5,954 which reflected the excess of purchase price over fair value of net assets acquired. The composition of the fair value of net assets acquired are as follows:

         ==========================================================
         Cash                                               $    37
         Other current assets                                     3
         Fixed assets                                            50
                                                            -------
         Fair value of assets acquired                           90

         Less: Liabilities assumed                              (65)
                                                            -------

         Fair value of net assets acquired                       25
                                                            -------

         Cash paid                                            5,429
         Due to sellers                                         550
                                                            -------

         Total paid                                           5,979
                                                            -------

         Goodwill                                           $ 5,954
         ==========================================================


Prior to the adoption of SFAS No. 142, goodwill was being amortized over a 15 year period. For the year ended December 31, 2001, amortization was $201, all of which was incurred subsequent to June 30, 2001 Effective January 1, 2002, amortization of goodwill is no longer permitted. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of acquisition. Pro forma net assets and results of operations of this acquisition had the acquisition occurred at the beginning of 2001 are not material and accordingly, have not been provided. Results of UOT's operations for the period from January 1, 2001 through June 12, 2001 are not significant to the Company's operations for the year ended December 31, 2001.

Prior to the acquisition, the Company paid management fees to UOT of $533 during the six months ended June 30, 2001.

On June 15, 2001, in accordance with the Company's recapitalization, the Company purchased five vessels for an aggregate purchase price of approximately $145,050 and also purchased certain other assets. Consideration in this transaction consisted of approximately 5,675,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, and the assumption of indebtedness. On June 14, 2002, an adjustment was made to the purchase price of some of the vessels which we acquired for shares at the time of our initial public offering whereby the Company received 35,230 shares of common stock valued at $18.00 per share as settlement of $634 owed to the Company by the sellers primarily as of June 15, 2001. These shares have been retired and are shown on the Company's statement of shareholders' equity as a reduction of paid-in capital.

From June 27, 2001 through August 24, 2001, the Company acquired ten vessels for an aggregate purchase price of approximately $283,636. Included in this purchase price are 1,680,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, valued at $30,243.


3.   LONG-TERM DEBT

       ====================================================================================
       Long-term debt consists of the                   June 30, 2002     December 31, 2001
       following
                                                         (unaudited)
       ------------------------------------------------------------------------------------
       First Credit Facility

             Term Loan                                  $   154,000       $     177,000

             Revolving Credit Facility                       51,100              11,100

       Second Credit Facility

             Term Loan                                       88,000             101,500

             Revolving Credit Facility                       15,000              50,000
                                                        -----------------------------------

             Total                                      $   308,100       $     339,600

       Less: Current portion of long term debt               73,000              73,000
                                                        -----------------------------------

       Long term debt                                   $   235,100       $     266,600
       ====================================================================================

At the time of the Company's recapitalization on June 12, 2001, the Company's subsidiaries were party to 12 loan facilities, which consisted of senior and junior facilities, with aggregate outstanding principal balances of approximately $217,850. Interest rates under these loan facilities were adjusted quarterly and ranged from 1.125% to 3.0% above the London Interbank Offered Rate ("LIBOR"). Interest rates during the six months ended June 30, 2001 ranged from 6.0% to 8.8% and 7.9% to 10.0% under the senior and junior loan facilities, respectively.

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

On June 15, 2001, all 12 loan facilities were fully repaid with $70,100 from the proceeds of the Company's Initial Public Offering and the remainder with borrowings made under a new credit facility (the "First Credit Facility"). The Company wrote off the unamortized deferred loan costs aggregating $1,184 associated with those facilities as an extraordinary expense. In June 2001, the Company terminated all of its interest rate swap agreements by paying the counterparties an aggregate amount of $1,822. This termination has been recorded in the statement of operations as other expense.

In June 2001 the Company entered into two new credit facilities. The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of June 30, 2002, the Company had $154,000 outstanding on the term loan and $51,100 outstanding on the revolving loan. The Company's obligations under the First Credit Facility are secured by 20 vessels, with an aggregate carrying value of $497,817 at June 30, 2002.

On June 27, 2001, the Company entered into an additional credit facility (the "Second Credit Facility") consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of June 30, 2002, the Company had $88,000 outstanding on the term loan and $15,000 outstanding on the revolving loan. The Company's obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of approximately $259,573 at March 31, 2002.

In August and October 2001, the Company entered into interest rate swap agreements with a foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% the Company's outstanding term loans, described below. The notional principal amounts amortize such that the outstanding notional principal amount of the swaps is always equal to 50% of the outstanding term loans. The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described below, to a fixed rate of 6.25%. This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described below, to a fixed rate of 5.485%. This swap agreement terminates on June 27, 2006. The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred. As of June 30, 2002, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $77,000 and $44,000, respectively.

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

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2002 and 2001 was $1,689 and $303, respectively.

Based on borrowings as of June 30, 2002 aggregate maturities under the First Credit Facility and Second Credit Facility are the following:

========================================================================================================
Year Ending December 31:                    First Credit Facility      Second Credit Facility    Total
--------------------------------------------------------------------------------------------------------
                                                          Revolving                Revolving
                                                           Credit                   Credit
                                           Term Loan      Facility     Term Loan   Facility

2002 (July 1 - December 31, 2002)          $  23,000      $       -    $  13,500   $       -   $  36,500

2003                                          41,000              -       21,500           -      62,500

2004                                          36,000              -       16,000           -      52,000

2005                                          36,000              -       16,000           -      52,000

2006                                          18,000         51,100       21,000      15,000     105,100
                                          ----------      ---------    ---------   ---------   ---------

Total                                     $  154,000      $  51,100    $  88,000   $  15,000   $ 308,100
                                          ----------      ---------    ---------   ---------   ---------
========================================================================================================

4.   LEGAL PROCEEDINGS

     The Company or its subsidiaries are party to the following legal proceedings which arose from matters incidental to its business.

     General Maritime time chartered one of its vessels in September 1997, for a period of four years plus or minus 30 days. Under the charter, the Company had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days' written notice with a payment of $1,000 to the charterer, which payment has been made by the Company. On October 2, 2000, the Company gave notice to the charterer that this option was being exercised. Subsequently, it was calculated that redelivery was to take place on February 2, 2001. In January 2001, the charterer indicated that it was not possible to complete a laden voyage by such date. The charterer asserted that the vessel would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. The charterer demanded arbitration and, under protest, redelivered the vessel to the Company on January 14, 2001. The charterer has alleged that it is entitled to damages in the amount of $1,943, exclusive of interest and costs, as a result of its inability to commence and complete another voyage. The Company's position is that pursuant to the terms of the charter and the existing law, the charterer was not entitled to commence another voyage if the vessel could not reasonably be redelivered prior to the redelivery date. The Company believes that the charterer's anticipatory breach of the charter has damaged it. The parties agreed to arbitration in the State of New York and nominated a sole arbitrator. The parties have exchanged correspondence expressing differing views of the law and the facts of the matter and have made various settlement offers. At a hearing held before the arbitrator on October 3, 2001, the charterer presented witnesses and other evidence in support of its claim. A second hearing was held on November 20, 2001, at which the Company presented witnesses in support of its claim. Both sides have notified the arbitrator that they do not intend to call any more witnesses, and the parties are awaiting a schedule for the submission of briefs to the arbitrator. For additional information, see Part II, Item I.

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

GENERAL

     We are a leading provider of international seaborne crude oil transportation services with a fleet of 29 vessels, consisting of 24 Aframax and 5 Suezmax tankers. We have one of the largest mid-sized tanker fleets in the world, with a total cargo carrying capacity of more than 3.0 million deadweight tons.

     We actively manage the deployment of our fleet between spot charters, which generally last from several days to several weeks, and time charters, which can last up to several years. A spot charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon total amount. Under spot charters, we pay voyage expenses such as port, canal and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate. Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs. We primarily operate in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. We also currently operate vessels in the Black Sea and in other regions, which we believe enable us to take advantage of market opportunities and to position our vessels in anticipation of drydockings.

     We strive to optimize the financial performance of our fleet through the deployment of our vessels in both time charters and in the spot market. Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvement in tanker rates although we are also exposed to the risk of declining tanker rates.

     We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. We currently provide the technical management necessary for the operations of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, insurance and financial management services through our wholly owned subsidiaries.

     The following is a discussion of our financial condition and results of operations for the three months and six months ended June 31, 2002 and 2001. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

RESULTS OF OPERATIONS

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE-02     JUNE-01      JUNE-02     JUNE-01
                                                       --------     --------     --------    ---------
INCOME STATEMENT DATA
(Dollars in thousands, except share data)
Voyage revenues                                        $ 54,552     $ 40,837     $107,518    $  88,879
Voyage expenses                                         (20,268)      (8,367)     (37,580)     (15,371)
                                                       --------     --------     --------    ---------
  Net voyage revenues                                    34,284       32,470       69,938       73,508
Direct vessel expenses                                   13,658        7,106       27,536       13,915
General and administrative expenses                       2,696        1,736        5,378        3,135
Depreciation and amortization                            14,757        7,507       29,423       14,388
                                                       --------     --------     --------    ---------
  Operating income                                        3,173       16,121        7,601       42,070
Net interest expense                                      3,807        3,318        7,660        7,510
Other expense                                                 -        1,822            -        1,822
                                                       --------     --------     --------    ---------
  Income before extraordinary expense                      (634)      10,981          (59)      32,738
Extraordinary expense                                         -        1,184            -        1,184
                                                       --------     --------     --------    ---------
  Net Income                                           $   (634)    $  9,797     $    (59)   $  31,554
                                                       ========     ========     ========    =========
Basic and diluted earnings per share:
  Income before extraordinary expense                  $  (0.02)    $   0.45     $  (0.00)   $    1.42
  Extraordinary expense                                       -        (0.05)           -        (0.05)
                                                       --------     --------     --------    ---------
  Net income                                           $  (0.02)    $   0.40     $  (0.00)   $    1.37
                                                       ========     ========     ========    =========
  Weighted average shares outstanding, thousands         36,993       24,532       36,997       23,001

                                                       JUNE 30,     DECEMBER 31,
                                                         2002           2001
                                                       --------     ------------
BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash                                                   $  5,806     $     17,186
Current assets, including cash                           28,682           43,252
Total assets                                            808,615          847,715
  Current liabilities, including current portion
    of long-term debt                                    79,576           82,502
  Current portion of long-term debt                      73,000           73,000
Total long-term debt, including current portion         308,100          339,600
Shareholders' equity                                    493,507          495,690

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE-02     JUNE-01       JUNE-02     JUNE-01
                                                       --------     --------     ---------    --------
OTHER FINANCIAL DATA
(dollars in thousands)
Adjusted EBITDA (1)                                    $ 17,930     $ 23,628     $  37,024     $ 56,458
Net cash provided by operating activities                 7,829       19,654        20,801       46,780
Net cash provided (used) by investing                       (49)     (60,939)          (93)     (60,954)
 activities
Net cash provided (used) by financing                   (14,151)      83,976       (32,088)      64,995
 activities
Capital expenditures
  Vessel purchases, including deposits                        -      (55,489)            -      (55,489)
  Drydocking                                             (4,096)      (3,516)       (4,863)      (3,583)
Weighted average long-term debt                         335,038      224,618       318,037      226,591
FLEET DATA

Total number of vessels at end of period                     29           20            29           20
Average number of vessels (2)                              29.0         14.9          29.0         14.4
Total voyage days for fleet (3)                           2,405        1,201         4,934        2,446
Total calendar days for fleet (4)                         2,639        1,352         5,249        2,612
Fleet utilization (5)                                      91.1%        88.8%         94.0%        93.6%
AVERAGE DAILY RESULTS

Time Charter equivalent (6)                              14,255       27,037        14,175       30,052
Total vessel operating expenses (7)                       6,197        6,540         6,271        6,528
Adjusted EBITDA                                           6,794       17,476         7,053       21,615

     (1) Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses excluding other income or expenses. Adjusted EBITDA is included because it is used by certain investors to measure a company's financial performance. Adjusted EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income or any other indicator of our performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies.
     (2) Average number of vessels is the number of vessels that constituted our fleet for that year, as measured by the sum of the number of days each vessel was part of our fleet during the year divided by the number of calendar days in that year.
     (3) Voyage days for fleet are the total days our vessels were in our possession net of off hire days associated with major repairs, drydockings or special surveys.
     (4) Calendar days are the total days the vessels were in our possession including off hire days associated with major repairs, drydockings or special or intermediate surveys.

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

          Our voyage revenues and voyage expenses are recognized ratably over the duration of the voyages and the lives of the charters, while direct vessel expenses are recognized when incurred. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. We calculate time charter equivalent, or "TCE," rates by dividing net voyage revenue by the aggregate number of vessel operating days that we owned each vessel. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. We allocate corporate income and expenses, which include general and administrative and net interest expense, to vessels on a pro rata basis based on the number of months that we owned a vessel. We calculate daily direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that we owned each vessel for the period .

          We depreciate our vessels on a straight-line basis over their estimated useful lives determined to be 25 years from the date of their initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value of $125 per lightweight ton. We capitalize the total costs associated with a drydock and amortize these costs on a straight-line basis over the period between drydockings, which is typically 30 to 60 months. We capitalize our expenditures for major maintenance and repairs if the work extends the operating life of the vessel or improves the vessel's performance, otherwise we expense those costs as incurred. In instances where capitalization is appropriate, we capitalize total expenditures associated with replaced parts, less the depreciated value of the old part being replaced, and we depreciated on a straight line basis over the shorter of the remaining life of the new part or vessel.

          Margin analysis for the indicated items as a percentage of net voyage revenues for three months ended June 30, 2002 and 2001 and for the six months ended June 31, 2002 and 2001 are set forth in the table below.

                        INCOME STATEMENT MARGIN ANALYSIS
                           (% OF NET VOYAGE REVENUES)

                                                        Three months ended        Six months ended
                                                       ---------------------     ---------------------
                                                       June-02      June-01      June-02    June-01
                                                       --------     --------     ---------------------
INCOME STATEMENT DATA
Net voyage revenues (1)                                   100%         100%         100%       100%
Direct vessel expenses                                   39.8%        21.9%        39.4%      18.9%
General and administrative expenses                       7.9%         5.3%         7.7%       4.3%
Depreciation and amortization                            43.0%        23.1%        42.1%      19.6%
                                                       --------     --------     --------    ------
Total operating expenses                                 90.7%        50.3%        89.2%      42.8%
                                                       --------     --------     --------    ------
Operating income                                          9.3%        49.7%        10.8%      57.2%
Net interest expense                                     11.1%        10.2%        11.0%      10.2%
Other expense                                             0.0%         5.6%         0.0%       2.5%
Income before extraordinary expense                      -1.8%        33.9%        -0.2%      44.5%
Extraordinary expense                                     0.0%         3.6%         0.0%       1.6%
                                                       --------     --------     --------    ------
Net Income                                               -1.8%        30.3%        -0.2%      42.9%
                                                       ========     ========     ========    ======
Adjusted EBITDA                                          52.3%        72.8%        52.9%      76.8%

(1) Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

                              Three months ended (in thousands)    Six months ended
                              ---------------------------------  ---------    --------
                                 June-02         June-01         June-02      June-01
                              --------------    --------         ---------    --------
Voyage revenues                    $ 54,552     $ 40,837         $107,518     $ 88,879
Voyage expenses                     (20,268)      (8,367)         (37,580)     (15,371)
                              -------------     --------         ---------    --------
  Net voyage revenues              $ 34,284     $ 32,470         $ 69,938     $ 73,508
                              =============     =======          =========    ========

          "Same Fleet" data consists of financial and operational data only from those vessels that were part of our fleet for both complete periods under comparison. Management believes that this presentation facilitates analysis of operational and financial performance of vessels after they have been completely integrated into the our operations. Same Fleet data set forth in the table below is provided for comparison of the periods for the three months ended June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001. The vessels which comprise the Same Fleet for periods not directly compared are not necessarily the same. As a result, comparison of Same Fleet data provided for periods which are not directly compared in the table below will not yield meaningful results.

                               SAME FLEET ANALYSIS

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     ----------------------        -------------------------
                                                     JUNE-02        JUNE-01        JUNE-02           JUNE-01
                                                     -------        -------        --------          --------
INCOME STATEMENT DATA
(Dollars in thousands, except share data)
Voyage revenue                                       $28,280        $38,691        $ 54,572          $ 86,733
Voyage expenses                                       (9,492)        (7,736)        (16,574)          (14,740)
                                                     -------        -------        --------          --------
  NET VOYAGE REVENUES                                 18,788         30,955          37,998            71,993
  Direct vessel expenses                               6,963          6,885          14,099            13,695

INCOME STATEMENT MARGIN ANALYSIS
(% of net voyage revenues)
Direct vessel expenses                                  37.1%          22.2%           37.1%             19.0%
Adjusted EBITDA (1)                                     56.0%          72.8%           56.1%             76.9%

OTHER FINANCIAL DATA
(Dollars in thousands)
Adjusted EBITDA                                       10,523         22,551         21,303            55,372

FLEET DATA
Weighted average number of vessels                      14.0           14.0           14.0              14.0
Total calendar days for fleet                          1,274          1,274          2,534             2,534
Total voyage days for fleet                            1,138          1,122          2,392             2,367
Total time charter days for fleet                        247            381            679               886
Total spot market days for fleet                         891            741          1,713             1,481
Capacity utilization                                    89.3%          88.1%          94.4%             93.4%

AVERAGE DAILY RESULTS
TCE                                                   16,510         27,590         15,886            30,415
Direct vessel expenses                                 5,466          5,405          5,564             5,404
Adjusted EBITDA                                        8,260         17,701          8,407            21,852

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

VOYAGE REVENUES -- Voyage revenues increased by $13.8 million, or 33.6%, to $54.6 million for the three months ended June 30, 2002 compared to $40.8 million for the three months ended June 30, 2001. This increase is due to the increase in the number of vessels in our fleet during the three months ended June 30, 2002 compared to 2001 as the overall spot freight market was weaker during the three months ended June 30, 2002 compared to the prior period. The average size of our fleet during those periods increased 95.1% to 29.0 (24.0 Aframax, 5.0 Suezmax) tankers during 2002 compared to 14.9 tankers (9.9 Aframax, 5.0 Suezmax) during 2001.

VOYAGE EXPENSES -- Voyage expenses increased $11.9 million, or 142%, to $20.3 million for the three months ended June 30, 2002 compared to $8.4 million for the three months ended June 30, 2001. This increase is primarily due to the increase in the number of vessels in our fleet as well as the mix of deployment of our vessels operating on time charter contracts or in the spot market.

NET VOYAGE REVENUES -- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $1.8 million, or 5.6%, to $34.3 million for the three months ended June 30, 2002 compared to $32.5 million for the three months ended June 30, 2001. This increase is the result of the increase in the size of our fleet as the spot freight market was weaker during the three months ended June 30, 2002 compared to the prior year period. The average size of our fleet increased 95.1% to 29.0 tankers for the three months ended June 30, 2002 compared to 14.9 tankers for the prior year period, while our average TCE rates declined 47.3% to $14,255 compared to $27,037 for the same periods.

The total increase in our net voyage revenues of $1.8 million resulted from a decrease of $12.2 million in our Same Fleet revenues, to $18.8 million from $31.0 million, an increase of $2.9 million to $4.5 million from $1.5 million from vessels that we acquired during the 2001 that are not considered Same Fleet and $11.1 million in revenues from vessels that we acquired after June 30, 2001. Vessels that are not considered Same Fleet vessels are the vessels we acquired after March 31, 2001: the GENMAR ALEXANDRA, GENMAR HECTOR, GENMAR PERICLES, WEST VIRGINIA, KENTUCKY and GENMAR SPIRIT in June, the STAVANGER PRINCE, GENMAR NESTOR, GENMAR STAR, GENMAR TRUST, GENMAR CHAMPION and GENMAR LEONIDAS in July, and the GENMAR TRADER, GENMAR ENDURANCE and GENMAR CHALLENGER in August. Our fleet consisted of 29 vessels (24 Aframax, 5 Suezmax) as of June 30, 2002 compared to 14 vessels (9 Aframax, 5 Suezmax) as of June 30, 2001.

ON AN OVERALL FLEET BASIS:

   - Average daily time charter equivalent rate per vessel decreased by $12,782, or 47.3%, to $14,255 ($14,296 Aframax, $14,070 Suezmax) for the three months ended June 30, 2002 compared to $27,037 ($25,179 Aframax, $31,645 Suezmax) for the three months ended June 30, 2001.

   - $6.2 million, or 18.1%, of net voyage revenue was generated by time charter contracts ($6.2 million Aframax, Suezmax vessels did not operate on time charter during this period) and $28.1 million, or 81.9%, was generated in the spot market ($21.9 million Aframax, $6.2 million Suezmax) for the three months ended June 30, 2002, compared to $9.2 million, or 28.3%, of our net voyage revenue generated by time charter contracts ($9.2 million Aframax, Suezmax vessels did not operate on time charter during this period), and $23.3 million, or 71.7%, generated in the spot market ($12.4 million Aframax, $10.9 million Suezmax) for the three months ended June 30, 2001.

   - Vessels operated an aggregate of 316 days, or 13.1 %, on time charter contracts (316 days Aframax, 0 days Suezmax) and 2,089 days, or 86.9%, in the spot market (1,648 days Aframax, 441 days Suezmax) for the three months ended June 30, 2002, compared to 396 days, or 33.0%, on time charter contracts (396 days Aframax, 0 days Suezmax) and 805 days, or 67.0%, in the spot market (460 days Aframax, 345 days Suezmax) for the three months ended June 30, 2001.

   - Average daily time charter rates were $19,679 ($19,679 Aframax, Suezmax vessels did not operate on time charter during this period) for the three months ended June 30, 2002 compared to average daily time charter rates of $23,214 ($23,214 Aframax, Suezmax vessels did not operate on time charter during this period) for the three months ended June 30, 2001. This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with the remaining time charter contracts.

   - Average daily spot rates were $13,434 ($13,264 Aframax, $14,070 Suezmax) for the three months ended June 30, 2002, compared to average daily spot rates of $28,917 ($26,871 Aframax, $31,645 Suezmax) for the three months ended June 30, 2001.

     We seek opportunities to increase the number of our vessels on time charters, but only expect to enter into additional time charters if can obtain rates that we believe provides us with an appropriate return. The following summarizes the portion of the Company's fleet that was on time charter as of June 30, 2002:

   =============================================================================
   Vessel                     Expiration Date           Average Daily Rate(1)
   -----------------------------------------------------------------------------
   Genmar Boss*            September 24, 2002(2)            Market Rate(3)
   Genmar Alexandra        February 20, 2003(2)             Market Rate(4)
   Genmar George*          May 24, 2003(5)                  $20,000
   Genmar Ajax*            August 12, 2003                  $23,000
   =============================================================================

          *    "Same Fleet" vessel
          (1)  Includes brokers' commissions of 1.25%.
          (2)  Termination date is plus or minus 15 days.
          (3) The charter provides for a floating rate based on weekly spot market related rates.
          (4) The charter provides for a floating rate based on weekly spot market related rates which can be no less than $16,000 per day and no more than $22,000 per day.
          (5)  Termination date is plus or minus 30 days.

       Of our net voyage revenues of $34.3 million for the three months ended June 30, 2002, $18.8 million was attributable to our Same Fleet. Same Fleet for the three months ended June 30, 2002 and 2001 consisted of 14 vessels (9 Aframax, 5 Suezmax). Same Fleet net voyage revenues decreased by $12.2 million, or 39.3%, to $18.8 million for the three months ended June 30, 2002 compared to $31.0 million for the three months ended June 30, 2001. This decrease is attributable to decreases in our average spot and time charter tanker rates for the three months ended June 30, 2002 compared to those rates for the three months ended June 30, 2001.

ON A SAME FLEET BASIS:

     - Average daily time charter equivalent rate per vessel decreased by $11,080, or 40.2%, to $16,510 ($18,053 Aframax, $14,070 Suezmax) for the
       three months ended June 30, 2002 compared to $27,590 ($25,789 Aframax, $31,645 Suezmax) for the three months ended June 30, 2001.

     - $5.1 million, or 26.9%, of net voyage revenue was generated by time charter contracts ($5.1 million Aframax, Suezmax vessels did not operate on time charter during this period) and $13.7 million, or 73.1%, was generated in the spot market ($7.5 million Aframax, $6.2 million Suezmax) for the three months ended June 30, 2002, compared to approximately $8.9 million, or 28.7 %, of our net voyage revenue generated by time charter contracts ($8.9 million Aframax, Suezmax vessels did not operate on time charter during this period), and $22.1 million, or 71.3%, generated in the spot market ($11.2 million Aframax, $10.9 million Suezmax) for the three months ended June 30, 2001.

     - Vessels operated an aggregate of 247 days, or 21.7%, on time charter contracts (247 days Aframax, 0 days Suezmax) and 891 days, or 78.3%, in the spot market (450 days Aframax, 441 days Suezmax) for the three months ended June 30, 2002, compared to 381 days, or 34.0%, on time charter contracts (381 days Aframax, 0 days Suezmax) and 741 days, or 66.0%, in the spot market (396 days Aframax, 345 days Suezmax) for the three months ended June 30, 2001.

     - Average daily time charter rates were $20,481 ($20,481 Aframax, Suezmax vessels did not operate on time charter during this period) for the three months ended June 30, 2002 compared to average daily time charter rates of $23,316 ($23,316 Aframax, Suezmax vessels did not operate on time charter during this period) for the three months ended June 30, 2001. This decrease is due to the expiration of some or our time charter contracts.

     - Average daily spot rates were $15,409 ($16,720 Aframax, $14,070 Suezmax) for the three months ended June 30, 2002, compared to average daily spot rates of $29,787 ($28,169 Aframax, $31,645 Suezmax) for the three months ended June 30, 2001.

DIRECT VESSEL EXPENSES -- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $6.6 million, or 92.2%, to $13.7 million for the three months ended June 30, 2002 compared to $7.1 million for the three months ended June 30, 2001. This increase is primarily due to the growth of our fleet, which increased 95.1% for the same periods. On a daily basis, direct vessel expenses per vessel decreased by $81, or 1.5%, to $5,175 ($4,968 Aframax, $6,171 Suezmax) for the three months ended June 30, 2002 compared to $5,256 ($4,954 Aframax, $5,851 Suezmax) for the three months ended June 30, 2001 primarily as the result of the timing of purchases, repairs and services within the period. Same Fleet direct vessel expenses increased $78,000, or 1.1%, to $7.0 million for the three months ended June 30, 2002 compared to $6.9 million the three months ended June 30, 2001. This increase is primarily the result of increases in crew costs, as well as the timing of purchases, services and repairs within the period. On a daily basis, Same Fleet direct vessel expenses per vessel increased $61, or 1.1%, to $5,466 ($5,074 Aframax, $6,172 Suezmax) compared to $5,405 ($5,156
Aframax, $5,851 Suezmax) for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. We anticipate that daily direct vessel operating expenses will increase during 2002 primarily due to increases in insurance costs and enhanced security measures implemented after September 11, 2001 as well as increases in maintenance and repairs; however, we have not yet experienced any material increase in costs.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by $1.0 million, or 55.2 %, to $2.7 million for the three months ended June 30, 2002 compared to $1.7 million for the three months ended June 30, 2001. This increase is primarily due to an increase in payroll expenses including the increase in the number of personnel in connection with the growth of our fleet for three months ended June 30, 2002 compared to the three months ended June 30, 2001. Daily general and administrative expenses per vessel decreased $263, or 20.5%, to $1,022 for the three months ended June 30, 2002 compared to $1,285 for the three months ended June 30, 2001. This decrease reflects the economies of scale associated with operating a larger fleet.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization, which include depreciation of vessels as well as amortization of dry docking, special survey costs and loan fees, increased by $7.3 million, or 96.6 %, to $14.8 million for the three months ended June 30, 2002 compared to $7.5 million for the three months ended June 30, 2001. This increase is primarily due to the growth of our fleet for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Amortization of dry dock and repairs increased by $67,000, or 12.1%, to $622,000 for the three months ended June 30, 2002 compared to $555,000 for the three months ended June 30, 2001. This increase in amortization of drydocking includes amortization associated with $4.1 million in drydocking and repairs relating to our vessels for the three months ended June 30, 2002, $2.6 million of which relates to vessels which we are drydocking for the first time since we acquired them, compared to amortization of $3.5 million associated with drydocking and repairs for the three months ended June 30, 2001. We have increased our estimate for drydocking during 2002. See the chart showing estimated drydocking costs under "Liquidity and Capital Resources." This change reflects potential increases in drydocking costs overall and with particular vessels. We anticipate that the amortization associated with drydocking our vessels will increase in the future, as we will be drydocking for the first time additional acquired vessels which are now part of our fleet.

NET INTEREST EXPENSE -- Net interest expense increased by $0.5 million, or 14.7%, to $3.8 million for the three months ended June 30, 2002 compared to $3.3 million for the three months ended June 30, 2001. This increase is the result of a 49.2% increase in our weighted average outstanding debt of $335 million for the three months ended June 30, 2002 compared to $225 million for the three months ended June 30, 2001. The refinancing of our previous credit facilities and the overall lower interest rate environment mitigated the effect of the increase of our weighted average outstanding debt on our net interest expense. Our new facilities, described below, are partially hedged at lower effective interest rates and include lower margins on LIBOR.

OTHER EXPENSE - We incurred a non-recurring expense of $1.8 million during the three months ended June 30, 2001relating to the termination of interest rate swap agreements associated with certain prior loans, which were refinanced by our two new credit facilities. No such expense occurred during the three months ended June 30, 2002.

EXTRAORDINARY EXPENSE - We incurred an extraordinary expense of $1.2 million during the three months ended June 30, 2001 relating to the write off of remaining capitalized loan costs associated with existing loans, which were refinanced by our two new credit facilities. No such expense occurred during the three months ended June 30, 2002.

NET INCOME -- Net loss was $634,000 for the three months ended June 30, 2002 compared to net income of $9.8 million for the three months ended June 30, 2001.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

VOYAGE REVENUES -- Voyage revenues increased by $18.6 million, or 21.0%, to $107.5 million for the six months ended June 30, 2002 compared to $88.9 million for the six months ended June 30, 2001. This increase is due to the increase in the number of vessels in our fleet during the six months ended June 30, 2002 compared to 2001 as the overall spot freight market was weaker during the six months ended June 30, 2002 compared to the prior period. The average size of our fleet during those periods increased 101% to 29.0 (24.0 Aframax, 5.0 Suezmax) tankers during 2002 compared to 14.4 tankers (9.4 Aframax, 5.0 Suezmax) during 2001.

VOYAGE EXPENSES -- Voyage expenses increased $22.2 million, or 145 %, to $37.6 million for the six months ended June 30, 2002 compared to $15.4 million for the six months ended June 30, 2001. This increase is primarily due to the increase in the number of vessels in our fleet as well as the mix of deployment of our vessels operating on time charter contracts or in the spot market.

NET VOYAGE REVENUES -- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $3.6 million, or 4.9%, to $69.9 million for the six months ended June 30, 2002 compared to $73.5 million for the six months ended June 30, 2001. This decrease is due to the overall weaker spot freight rate market during the six months ended June 30, 2002 compared to the prior year period. The average size of our fleet increased 101% to 29 tankers for the six months ended June 30, 2002 compared to 14.4 tankers for the prior year period, while our average TCE rates declined 52.8% to $14,175 compared to $30,052 for the same periods. The total decrease in our net voyage revenues of $3.6 million resulted from a decrease of $34.0 million in our Same Fleet revenues, to $38.0 million from $72.0 million, an increase of $9.0 million to $10.5 million from $1.5 million from vessels that we acquired during the 2001 that are not considered Same Fleet and $21.4 million in revenues from vessels that we acquired after June 30, 2001. Vessels that are not considered Same Fleet vessels are the vessels we acquired during 2001: the GENMAR ALEXANDRA, GENMAR HECTOR, GENMAR PERICLES, WEST VIRGINIA, KENTUCKY and GENMAR SPIRIT in June, the STAVANGER PRINCE, GENMAR NESTOR, GENMAR STAR, GENMAR TRUST, GENMAR CHAMPION and GENMAR LEONIDAS in July, and the GENMAR TRADER, GENMAR ENDURANCE and GENMAR CHALLENGER in August.

ON AN OVERALL FLEET BASIS:

     - Average daily time charter equivalent rate per vessel decreased by $15,877, or 52.8%, to $14,175 ($14,304 Aframax, $13,581 Suezmax) for the
       six months ended June 30, 2002 compared to $30,052 ($28,802 Aframax, $32,684 Suezmax) for the six months ended June 30, 2001.

     - $15.8 million, or 22.7%, of net voyage revenue was generated by time charter contracts ($15.8 million Aframax, Suezmax did not operate on time charter during this period) and $54.1 million, or 73.3%, was generated in the spot market ($42.1 million Aframax, $12.0 million Suezmax) for the six months ended June 30, 2002, compared to $23.4 million, or 31.8%, of our net voyage revenue generated by time charter contracts ($21.0 million Aframax, $2.4 million Suezmax), and $50.1 million, or 68.2%, generated in the spot market ($26.8 million Aframax, $23.3 million Suezmax) for the six months ended June 30, 2001.

     - Vessels operated an aggregate of 856 days, or 17.3 %, on time charter contracts (856 days Aframax, 0 days Suezmax) and 4,078 days, or 82.7%, in the spot market (3,193 days Aframax, 885 days Suezmax) for the six months ended June 30, 2002, compared to 901 days, or 36.8%, on time charter contracts (804 days Aframax, 97 days Suezmax) and 1,545 days, or 63.2%, in the spot market (854 days Aframax, 691 days Suezmax) for the six months ended June 30, 2001.

     - Average daily time charter rates were $18,526 ($18,526 Aframax, Suezmax vessels did not operate on time charter during this period) for the six months ended June 30, 2002 compared to average daily time charter rates of $25,953 ($26,086 Aframax, $24,851 Suezmax) for the six months ended June 30, 2001. This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with the remaining time charter contracts.

     - Average daily spot rates were $13,261 ($13,173 Aframax, $13,581 Suezmax) for the six months ended June 30, 2002, compared to average daily spot rates of $32,443 ($31,359 Aframax, $33,783 Suezmax) for the six months ended June 30, 2001.

       Of our net voyage revenues of $69.9 million for the six months ended June 30, 2002, $38.0 million was attributable to our Same Fleet. Same Fleet for the six months ended June 30, 2002 and 2001 consisted of 14 vessels (9 Aframax, 5 Suezmax). Same Fleet net voyage revenues decreased by $34.0 million, or 47.2%, to $38.0 million for the six months ended June 30, 2002 compared to $72.0 million for the six months ended June 30, 2001. This decrease is attributable to decreases in our average spot and time charter tanker rates for the six months ended June 30, 2002 compared to those rates for the six months ended June 30, 2001

ON A SAME FLEET BASIS:

     - Average daily time charter equivalent rate per vessel decreased by $14,529, or 47.8%, to $15,886 ($17,239 Aframax, $13,581 Suezmax) for the
       six months ended June 30, 2002
       compared to $30,415 ($29,283 Aframax, $32,684 Suezmax) for the six months ended June 30, 2001.

     - $13.1 million, or 34.3%, of net voyage revenue was generated by time charter contracts ($8.0 million Aframax, Suezmax vessels did not operate on time charter during this period) and $24.9 million, or 65.7%, was generated in the spot market ($12.9 million Aframax, $12.0 million Suezmax) for the six months ended June 30, 2002, compared to approximately $23.1 million, or 32.0%, of our net voyage revenue generated by time charter contracts ($20.7 million Aframax, $2.4 million Suezmax), and $48.9 million, or 68.0%, generated in the spot market ($25.6 million Aframax, $23.3 million Suezmax) for the six months ended June 30, 2001.

     - Vessels operated an aggregate of 679 days, or 28.4%, on time charter contracts (679 days Aframax, 0 days Suezmax) and 1,713 days or 71.6%, in the spot market (828 days Aframax, 885 days Suezmax) for the six months ended June 30, 2002, compared to 886 days, or 37.4%, on time charter contracts (789 days Aframax, 97 days Suezmax) and 1,481 days, or 62.6%, in the spot market (790 days Aframax, 691 days Suezmax) for the six months ended June 30, 2001.

     - Average daily time charter rates were $19,221 ($19,221 Aframax, $0 Suezmax) for the six months ended June 30, 2002 compared to average daily time charter rates of $26,043 ($26,189 Aframax, $24,851 Suezmax) for the six months ended June 30, 2001. This decrease is due to the expiration of some or our time charter contracts.

     - Average daily spot rates were $14,564 ($15,614 Aframax, $13,581 Suezmax) for the six months ended June 30, 2002, compared to average daily spot rates of $33,031 ($32,373 Aframax, $33,783 Suezmax) for the six months ended June 30, 2001.

DIRECT VESSEL EXPENSES -- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $13.6 million, or 97.9%, to $27.5 million for the six months ended June 30, 2002 compared to $13.9 million for the six months ended June 30, 2001. This increase is primarily due to the growth of our fleet, which increased 101% for the same periods. On a daily basis, direct vessel expenses per vessel decreased by $81, or 1.5%, to $5,246 ($5,084 Aframax, $6,023 Suezmax) for the six months ended June 30, 2002 compared to $5,327 ($5,009 Aframax, $5,928 Suezmax) for the six months ended June 30, 2001, primarily as the result of the timing of purchases, repairs and services within the period. Same Fleet direct vessel expenses increased $0.4 million, or 3.0%, to $14.1 million for the six months ended June 30, 2002 compared to $13.7 million the six months ended June 30, 2001. This increase is primarily the result of the timing of purchases, services and repairs within the period. On a daily basis, Same Fleet direct vessel expenses per vessel increased $160, or 3.0%, to $5,564 ($5,309 Aframax, $6,023 Suezmax) compared to $5,404 ($5,114 Aframax, $5,928 Suezmax) for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by $2.3 million, or 71.5%, to $5.4 million for the six months ended June 30, 2002 compared to $3.1 million for the six months ended June 30, 2001. This increase is primarily due to an increase in payroll expenses including the increase in the number of personnel in connection with the growth of our fleet for six months ended June 30, 2002 compared to the six months ended June 30, 2001. Daily general and administrative expenses per vessel decreased $175, or 14.6%, to $1,025 for the six months ended June 30, 2002 compared to $1,200 for the six months ended June 30, 2001. This decrease reflects the economies of scale associated with operating a larger fleet.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization, which include depreciation of vessels as well as amortization of dry docking, special survey costs and loan fees, increased by $15.0 million, or 105%, to $29.4 million for the six months ended June 30, 2002 compared to $14.4 million for the six months ended June 30, 2001. This increase is primarily due to the growth of our fleet for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Amortization of dry dock and repairs increased by $266,000, or 25.6%, to $1.3 million for the six months ended June 30, 2002 compared to $1.0 million for the six months ended June 30, 2001. This increase in amortization of drydocking includes amortization of $4.9 million in drydocking and repairs relating to our vessels for the six months ended June 30, 2002, $3.3 million of which relates to vessels which we are drydocking for the first time since we acquired them, compared to amortization of $3.6 million associated with drydocking and repairs relating for the six months ended June 30, 2001. We have increased our estimate for drydocking during 2002. See the chart showing estimated drydocking costs under "Liquidity and Capital Resources". This change reflects reflect potential increases in drydocking costs overall and with particular vessels. We anticipate that the amortization associated with drydocking our vessels will increase in the future, as we will be drydocking for the first time additional acquired vessels which are now part of our fleet.

NET INTEREST EXPENSE -- Net interest expense increased by $150,000, or 2.0%, to $7.7 million for the three months ended June 30, 2002 compared to $7.5 million for the three months ended June 30, 2001. This increase is the result of a 40.4% increase in our weighted average outstanding debt of $318 million for the three months ended June 30, 2002 compared to $227 million for the three months ended June 30, 2001. The refinancing of our previous credit facilities and the overall lower interest rate environment mitigated the effect of the increase of our weighted average outstanding debt on our net interest expense.

OTHER EXPENSE - We incurred a non-recurring expense of $1.8 million during the six months ended June 30, 2001relating to the termination of interest rate swap agreements associated with certain prior loans, which were refinanced by our two new credit facilities. No such expense occurred during the six months ended June 30, 2002.

EXTRAORDINARY EXPENSE - We incurred an extraordinary expense of $1.2 million during the six months ended June 30, 2001relating to the write off of remaining capitalized loan costs associated with existing loans, which were refinanced by our two new credit facilities. No such expense occurred during the six months ended June 30, 2002.

NET INCOME -- Net loss was $59,000 for the six months ended June 30, 2002 compared to net income of $31.6 million for the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

     Since our formation, our principal source of funds has been equity financings, cash flows from operating activities and long-term borrowings. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and make principal repayments on outstanding loan facilities. We expect to rely upon operating cash flows as well as long-term borrowings, and future offerings to implement our growth plan. We believe that our current cash balance as well as cash flows from operating activities and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

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

     Cash decreased to $5.8 million as of June 30, 2002 compared to $17.2 million as of December 31, 2001. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital deficit was $50.9 million as of June 30, 2002, compared to a working capital deficit of $39.3 million as of December 31, 2001. The current portion of long-term debt included in our current liabilities was $73.0 million as of June 30, 2002 and December 31, 2001.

     Adjusted EBITDA, as defined in Note 1 to the "Results of Operations" table above decreased by $5.7 million, or 24.1%, to $17.9 million for the three months ended June 30, 2002 from $23.6 million for the three months ended June 30, 2001, this decrease is due to the weaker spot freight rate market. On a daily basis, Adjusted EBITDA per vessel decreased by $10,682, or 61.1%, to $6,794 for the three months ended June 30, 2002 from $17,476 for the three months ended June 30, 2001. Same Fleet Adjusted EBITDA decreased by $12.0 million, or 53.3%, to $10.5 million for the three months ended June 30, 2002 from $22.6 million for the three months ended June 30, 2001. Same Fleet daily Adjusted EBITDA decreased to $8,260 from $17,701 for the same periods.

     Adjusted EBITDA, decreased by $19.4 million, or 34.4%, to $37.0 million for the six months ended June 30, 2002 from $56.5 million for the six months ended June 30, 2001, this decrease is due to the weaker spot freight rate market. On a daily basis, Adjusted EBITDA per vessel decreased by $14,562, or 67.4%, to $7,053 for the six months ended June 30, 2002 from $21,615 for the six months ended June 30, 2001. Same Fleet Adjusted EBITDA decreased by $34.1 million, or 61.5%, to $21.3 million for the six months ended June 30, 2002 from $55.4 million for the six months ended June 30, 2001. Same Fleet daily Adjusted EBITDA decreased to $8,407 from $21,852 for the same periods.

     We have two credit facilities. The first ("First") closed on June 15, 2001 and the second ("Second") closed on June 27, 2001. A portion of each of the facilities was used to refinance existing debt, pay transaction costs or acquire vessels. We anticipate that a portion of the remaining available funds under the two facilities will be used for future acquisitions and general corporate purposes. Each loan facility is comprised of a term loan and a revolving loan. The terms and conditions of the credit facilities require compliance with certain restrictive covenants based on aggregate values and financial data for the vessels associated with each credit facility. Under the financial covenants of each of the credit facilities, the Company is required to maintain certain ratios such as: vessel market value to loans outstanding, EBITDA to net interest expense and to maintain minimum levels of working capital. Under the general covenants, subject to certain exceptions, we and our subsidiaries are not permitted to pay dividends.

     The First credit facility is a $300 million facility, comprised of a $200 million term loan and a $100 million revolving loan and is collateralized by 20 vessels. The Second credit facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan and is collateralized by nine vessels. Both credit facilities have a five year maturity with the term loans requiring quarterly principal repayments. The principal of each revolving loan is payable upon maturity. Both the term loans and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. We are required to pay an annual fee of 0.625% for the unused portion of each of the revolving loans on a quarterly basis. The subsidiaries that own the vessels that collateralize each credit facility have guaranteed the loans made under the appropriate credit facility, and we have pledged the shares of those subsidiaries. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows.

     Our scheduled principal repayments for each of the term loans under our First and Second credit facilities are as follows:

  ======================================================================================================
                                 PRINCIPAL PAYMENTS (DOLLARS IN MILLIONS)
  ------------------------------------------------------------------------------------------------------
                                                                                           TOTAL
                                            FIRST                SECOND                   PRINCIPAL
                 PERIOD                   FACILITY              FACILITY                 REPAYMENTS
  ------------------------------------------------------------------------------------------------------
  2002 (July 1 - December 31, 2002)         $23.0                 $13.5                     $36.5
  2003                                       41.0                  21.5                      62.5
  2004                                       36.0                  16.0                      52.0
  2005                                       36.0                  16.0                      52.0
  2006                                       18.0                  21.0                      39.0
  ======================================================================================================

     In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled dry docking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although we have some flexibility regarding the timing of our drydocking, the costs are relatively predictable. Management anticipates that vessels that are younger than 15 years are to be dry docked every five years, while vessels 15 years or older are to be dry docked every 2.5 years. The estimated dry docking costs for our 29-vessel fleet through 2006 are as follows.

                       ESTIMATED DRY DOCKING COSTS
                          (DOLLARS IN MILLIONS)
                     --------------------------------
                                                29
                                              VESSEL
                       YEAR                   FLEET
                     --------               ---------
                       2002                  $10.1
                       2003                    6.3
                       2004                    8.2
                       2005                    8.9
                       2006                    6.6

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

                            29 VESSEL FLEET
                       -------------------------
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

We have accelerated the dry docking schedule for our vessels for 2002 in order to make more vessels available in a potentially higher rate environment later in the year and in order to benefit from regulations which allow us to undertake special surveys in the water if they are done prior to July 2002. The chart below indicates on a quarterly basis the actual and anticipated number of vessels commencing dry docking and the approximate number of associated off hire days for 2002.

                                        Number of vessels     Number of off hire
                                         commencing dry      days associated with
              Period                        docking              dry docking
     First quarter 2002 (actual)                3                      57
     Second quarter (actual)                    7                     207
     Third quarter (estimated)                  1                     100
     Fourth quarter (estimated)                 1                      30
                                        -----------------    --------------------
     Full year 2002 (estimated)                12                     394

     Net cash provided by operating activities decreased 55.5% to $20.8 million for the six months ended June 30, 2002, compared to $46.7 million for the six months ended June 30, 2001. This decrease is primarily attributable to a net loss of $59,000 and depreciation and amortization of $29.4 million for the six months ended June 30, 2002 compared to net income of $31.6 million and depreciation and amortization of $14.4 million for the six months ended June 30, 2001.

     Net cash used in investing activities decreased to $0.1 million for the six months ended June 30, 2002 compared to $61.0 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, we expended $31.2 million for the purchase of 1 vessel, $24.3 million on deposits for 8 vessels, and $5.4 million for the purchase of United Overseas Tankers.

     Net cash used by financing activities was $32.1 million for the six months ended June 30, 2002 compared to $65.0 million for the six months ended June 30, 2001. The change in cash used by financing activities relates to the following:

  - Net proceeds used from borrowing under long-term debt was $5.0 million which was drawn from our revolving credit facility for the six months ended June 30, 2002 compared to $230.4 million which was associated with our new credit facilities in connection with the refinancing of our prior loans for the six months ended June 30, 2001.
  - Principal repayments of long-term debt was $36.5 million for the six months ended June 30, 2002 associated with the principal repayment schedule of the term loans of our two credit facilities compared to $287.6 million for the six months ended June 30, 2001 associated with the refinancing of our prior loans as well as the repayment of loans associated with five vessels which we acquired.

     In June 2002, we agreed with several participants in our plan of recapitalization to adjust the number of shares to which they would be entitled under the plan. In connection with the adjustment we reduced the number of shares of common stock allocated to these participants by 35,230 shares (which we retired and cancelled), and the participants retained approximately $634,000 of charter hire that they had received.

     Our operation of ocean-going vessels carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (i) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (ii) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (iii) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (iv) loss of hire insurance for loss of revenue for up to 90 or 120 days resulting from vessel off-hire for all of our vessels. In light of overall economic conditions as well as recent international events and the related risks with respect to the operation of ocean-going vessels and transportation of crude oil, we expect that we will be required to pay higher premiums with respect to our insurance coverage in 2002 and will be subject to increased supplemental calls with respect to its protection and indemnity insurance coverage payable to protection and indemnity associations in amounts based on our own claim records as well as the claim records of the other members of the protection and indemnity associations related to prior years of operations. We believe that the increase in insurance premiums and supplemental calls is industry wide and do not believe that it will have a material adverse impact on vessel operations or overall financial performance. To the extent such costs cannot be passed along to our customers, such costs will reduce our operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

     We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At June 30, 2002, we had $308.1 million of floating rate debt with a margin over LIBOR of 1.5% compared to $339.6 million at December 31, 2001. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 2002 and December 31, 2001, we were party to interest rate swap agreements having aggregate notional amounts of $121.0 and $139.9 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of June 30, 2002 the fair value of these swaps was a net liability to us of $2.1 million. A one percent increase in LIBOR would increase interest expense on the portion of our $187.1 million outstanding floating rate indebtedness that is not hedged by approximately $1.9 million per year from June 30, 2002.


FOREIGN EXCHANGE RATE RISK

The international tanker industry's functional currency is the U.S. dollar. As virtually all of our revenues and most of our operating costs are in U.S. dollars, we believe that our exposure to foreign exchange risk is insignificant.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Except as set forth below, we are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries, is a party or of which our property is the subject. From time to time in the future, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

     We time chartered one of our vessels, the GENMAR HARRIET, to an affiliate of OMI Corporation in September 1997, for a period of four years plus or minus 30 days. Under the charter, we had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days' written notice with a payment of $1.0 million to the charterer, which payment has been made by us. On October 2, 2000, we gave notice to the charterer that this option was being exercised. Subsequently, it was calculated that redelivery was to take place on February 2, 2001. In January 2001, the charterer indicated that it was not possible to complete a laden voyage by such date. The charterer asserted that the vessel would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. The charterer demanded arbitration and, under protest, redelivered the vessel to us on January 14, 2001. The charterer has alleged that it is entitled to damages in the amount of approximately $1.9 million, exclusive of interest and costs, as a result of its inability to commence and complete another voyage. Our position is that pursuant to the terms of the charter and the existing law, the charterer was not entitled to commence another voyage if the vessel could not reasonably be redelivered prior to the redelivery date. We believe that the charterer's anticipatory breach of the charter has damaged us. The parties agreed to arbitration in the State of New York and nominated a sole arbitrator. The parties have exchanged correspondence expressing differing views of the law and the facts of the matter and have made various settlement offers. At a hearing held before the arbitrator on October 3, 2001, the charterer presented witnesses and other evidence in support of its claim. A second hearing was held on November 20, 2001, at which we presented witnesses in support of our claim. The parties exchanged main post arbitration briefs on July 12, 2002, and reply briefs were exchanged on August 2, 2002. The matter is now fully briefed, and the parties are awaiting the arbitrator's decision.

     We are also a party to an ongoing legal proceeding involving one of our vessels, the GENMAR HECTOR. This proceeding commenced on March 16, 2001 and relates to a discharge of oil which occurred on March 14, 2001 while the GENMAR HECTOR was unloading at the BP Amoco Co. terminal in

Texas City, Texas. This proceeding was disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (filed with the Securities and Exchange Commission on May 15, 2002). There were no material developments in this proceeding during the quarter ended June 30, 2002.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          a) General Maritime's annual meeting of shareholders was held on May 16, 2002.

          b)   Not required.

          c) Matters voted upon at the annual meeting, and the results of the voting, were as follows:

               PROPOSAL 1:  ELECTION OF DIRECTORS

               For:  Peter G. Cazalet        30,132,253      Withheld:     200

               For:  Rex W. Harrington       30,032,953      Withheld:  99,500

               Broker non-votes:                      0

               Messrs. Cazalet and Harrington were re-elected as Class I directors of General Maritime until the 2005 annual meeting of shareholders and until their successors are elected and qualified.

               PROPOSAL 2:  RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP
                            AS GENERAL MARITIME'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2002

               Total shares in favor:              29,966,153

               Total shares opposed:                  166,100

               Total shares abstaining:                   200

               Broker non-votes:                            0

               The appointment of Deloitte & Touche LLP as General Maritime's independent auditors for the fiscal year ending December 31, 2002 was ratified.

               d) Not applicable.

ITEM 5. OTHER INFORMATION.

        In compliance with Section 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our chief executive officer and chief financial officer to the Securities and Exchange Commission. These certifications were provided accompanying this report as supplemental correspondence and have not been filed pursuant to the Securities Exchange Act of 1934.

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

        (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended June 30, 2002.

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


                                            GENERAL MARITIME CORPORATION
                                            (Registrant)


Date:   AUGUST 12, 2002                     By:  /s/ Peter C. Georgiopoulos
                                                 -------------------------------
                                                 Peter C. Georgiopoulos
                                                 Chairman and Chief Executive
                                                 Officer
                                                 (Duly Authorized Officer)


Date:   AUGUST 12, 2002                     By:  /s/ James C. Christodoulou
                                                 -------------------------------
                                                 James C. Christodoulou
                                                 Vice President, Chief Financial
                                                 Officer and Secretary
                                                 (Principal Financial Officer)

                                INDEX TO EXHIBITS

(a) EXHIBIT
    NUMBER         DESCRIPTION
---------------    -------------------------------------------------------------

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