Form 10-Q
period 2002-09-30
GENERAL MARITIME CORP/
filed 2002-11-14
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the period from                to

COMMISSION FILE NUMBER

001-16531

GENERAL MARITIME CORPORATION
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	06-159-7083
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

35 West 56th Street New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 763-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 13, 2002:

Common Stock, par value $0.01 per share 36,964,770 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

ITEM 1.  FINANCIAL STATEMENTS

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$4,320	$17,186
Due from charterers	15,257	18,958
Prepaid expenses and other current assets	4,471	7,108
Total current assets	24,048	43,252

NONCURRENT ASSETS:
Vessel, net of accumulated depreciation of $139,982 and $98,947, respectively	739,042	784,596
Other fixed assets, net	932	1,022
Deferred drydock costs	13,828	6,349
Deferred financing costs	4,937	5,934
Due from charterers	509	756
Goodwill	5,753	5,806
Total noncurrent assets	765,001	804,463
TOTAL ASSETS	$789,049	$847,715

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,885	$7,744
Derivative liability for cash flow hedge	4,512	1,338
Accrued interest	369	420
Current portion of long-term debt	67,750	73,000
Total current liabilities	77,516	82,502
NONCURRENT LIABILITIES:
Deferred voyage revenue	1,252	2,923
Long-term debt	227,100	266,600
Total noncurrent liabilities	228,352	269,523
Total liabilities	305,868	352,025
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value per share Authorized 75,000,000; Issued and outstanding 36,964,770 and 37,000,000 shares at September 30, 2002 and December 31, 2001, respectively	370	370
Paid-in capital	414,994	416,095
Retained earnings	72,329	80,332
Accumulated other comprehensive loss	(4,512)	(1,107)
Total shareholders' equity	483,181	495,690
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$789,049	$847,715

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001

VOYAGE REVENUES:
Voyage revenues	$54,960	$61,932	$162,478	$150,812
OPERATING EXPENSES:
Voyage expenses	21,764	17,506	59,344	32,877
Direct vessel expenses	14,046	13,285	41,582	27,200
General and administrative	3,175	2,534	8,553	5,670
Depreciation and amortization	15,885	13,618	45,308	28,007
Writedown of vessel	4,520	—	4,520	—
Total operating expenses	59,390	46,943	159,307	93,754
OPERATING (LOSS) INCOME	(4,430)	14,989	3,171	57,058
OTHER EXPENSE:
Interest expense-net	3,514	4,231	11,174	11,741
Other-net	—	—	—	3,006
Net other expense	3,514	4,231	11,174	14,747
Net (loss) income	$(7,944)	$10,758	$(8,003)	$42,311

Basic and diluted earnings per common share:
Net (loss) income	$(0.21)	$0.29	$(0.22)	$1.53
Weighted average shares outstanding	36,964,770	37,000,000	36,985,934	27,718,451

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR

THE (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 2002

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total
Balance as of January 1, 2002	$370	$416,095	$80,332	$(1,107)	$—	$495,690
Comprehensive loss:
Net Loss			(8,003)	0	(8,003)	(8,003)
Unrealized derivative losses on cash flow hedge				(3,405)	(3,405)	(3,405)
Comprehensive loss					$(11,408)
Purchase price adjustment	—	(634)				(634)
Common stock issuance costs		(467)				(467)
Balance at September 30, 2002 (unaudited)	$370	$414,994	$72,329	$(4,512)		$483,181

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(8,003)	$42,311
Adjustments to reconcile net income to net cash provided by operating activities:
Writedown of vessel	4,520	-
Depreciation and amortization	45,308	28,007
Changes in assets and liabilities:
Decrease (increase) in due from charterers	3,948	(12,848)
Decrease (increase) in prepaid expenses and other assets	1,738	(2,035)
Decrease in accounts payable and accrued expenses	(2,857)	(861)
(Decrease) increase in deferred voyage revenue	(1,671)	1,207
Deferred drydock costs incurred	(10,348)	(3,783)
Net cash provided by operating activities	32,635	51,998

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessels	—	(255,751)
Purchase of other fixed assets	(163)	(200)
Acquisition of business net of cash received	—	(5,392)
Net cash used by investing activites	(163)	(261,343)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Decrease in restricted cash	—	149
Long-term debt borrowings	10,000	386,100
Principal payments on long - term debt	(54,750)	(305,899)
Increase in deferred financing costs	(121)	(5,894)
Proceeds from issuance of common stock	—	127,976
Common stock issuance costs paid	(467)	—
Net cash (used) provided by financing activities	(45,338)	202,432

Net decrease in cash	(12,866)	(6,913)
Cash, beginning of the year	17,186	23,523
Cash, end of period	$4,320	$16,610

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,417	$14,247

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — General Maritime Corporation (the “Company”) is a provider of international transportation services of seaborne crude oil principally within the Atlantic basin. The Company’s fleet is comprised of both Aframax and Suezmax tankers. Most of the Company’s vessels are currently operating in the Atlantic basin, which consists primarily of ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

RECAPITALIZATION PLAN — The Company’s recapitalization was completed as to 14 vessels on June 12, 2001 and is described below.  These 14 vessels were owned directly or indirectly by various limited partnerships. The managing general partners of the limited partnerships were various companies wholly owned by Peter C. Georgiopoulos, Chairman and Chief Executive Officer of the Company. The commercial operations for all of these vessels were conducted by the old General Maritime Corporation, a Subchapter S Corporation also wholly owned by Peter C. Georgiopoulos.

As part of the Company’s recapitalization, Peter C. Georgiopoulos transferred the equity interests in the old General Maritime Corporation to the Company along with the general partnership interests in the vessel owning limited partnerships in exchange for equity interests in the Company.

In addition, each vessel owner entered into an agreement with the Company with respect to the recapitalization. Pursuant to these agreements, the vessel owners delivered the entire equity interest in each vessel to the Company. In exchange, the Company issued to each vessel owner shares of common stock of the Company.

Accordingly, the financial statements have been prepared as if the recapitalization had occurred at February 1, 1997, representing the commencement of operations of the old General Maritime Corporation. It is accounted for in a manner similar to a pooling of interests as all of the equity interests delivered in the recapitalization are under common control. The financial information included herein does not necessarily reflect the consolidated results of operations, financial position, changes in shareholders’ equity and cash flows of the Company as if the Company operated as a legal consolidated entity for the periods presented.

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

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2001 consolidated financial statements of General Maritime Corporation contained in its 2001 Form 10-K. Certain reclassifications have been made for consistent presentation.

BUSINESS GEOGRAPHICS — Non-U.S. operations, which are defined as voyages that either begin and / or end outside the U.S., accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

VOYAGE CHARTERS — Voyage revenues and voyage expenses relating to time or spot market charters are recognized on a pro rata basis based on the relative transit time in each period. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with spot charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges.  Direct vessel expenses are recognized when incurred.  Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot charter. Demurrage income is recognized in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise.

TIME CHARTERS — Revenue from time charters, which may include escalation clauses, are recognized on a straight-line basis over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.

EARNINGS PER SHARE — Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding at the end of the cumulative period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  Options to purchase common stock have been excluded from the calculation of earnings per share because the application of the treasury stock method would make their inclusion antidilutive.

INTEREST RATE RISK MANAGEMENT — The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the nine months ended September 30, 2002 and 2001 included pay-fixed swaps. As of September 30, 2002, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.

RECENT ACCOUNTING PRONOUNCEMENTS — Effective January 1, 2001, the Company adopted Statement of Financial Standards (“SFAS”) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (“SFAS 133”), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the Company’s results of operations or financial position. The Company recognized a charge to OCI of $662 as a result of cumulative effect in accounting change in relation to the adoption of SFAS No. 133. During June 2001, the Company terminated its interest rate swap agreements.  In August and October 2001, the Company entered into new interest rate swap agreements (see Note 3).  During the nine months ended September 30, 2002 and 2001, the Company recognized a charge to OCI of $3,405 and $1,897, respectively.  The aggregate liability in connection with a portion of the Company’s cash flow hedges as of September 30, 2002 was $4,512 and is presented as Derivative liability for cash flow hedge on the balance sheet.

During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after September 30, 2001, as well as requires additional disclosures for business combinations.

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This Standard eliminates goodwill amortization from the Consolidated Statement of Operations and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. The Company’s only reporting unit with goodwill is its technical management business, which is not a reportable segment. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. The Company has completed its testing of goodwill and has determined that there is no impairment.

The Company’s measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. Collectively, this evaluation was management’s best estimate of projected future cash flows. The Company’s discounted cash flow evaluation used discount rates that correspond to the Company’s weighted-average cost of capital.  If actual results differ from these assumptions and estimates underlying this goodwill impairment evaluation,  the ultimate amount of the goodwill impairment could be adversely affected.

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

Prior to the Company’s adoption of SFAS No. 142, goodwill was amortized over its estimated useful life, and was tested periodically to determine if it was recoverable from operating earnings on an undiscounted basis over its useful lives and to evaluate the related amortization periods. If it was probable that undiscounted projected operating income (before amortization of goodwill and other acquired intangible assets) was not sufficient to recover the carrying value of the asset, the carrying value was written down through results of operations and, if necessary, the amortization period was adjusted.

The following table reflects consolidated results adjusted as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of the three and nine month periods ended September 30, 2002:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net (loss) income As reported	$(7,944)	$10,758	$(7,127)	$42,311
Goodwill amortization	—	101	—	101
As adjusted	$(7,944)	$10,859	$(7,127)	$42,412
Basic & Diluted Earnings Per Share As reported	$(0.21)	$0.29	$(0.22)	$1.53
Goodwill amortization As adjusted	$(0.21)	$0.29	$(0.22)	$1.53

The following table reflects the components of goodwill as of September 30, 2002:

	Gross Carrying Amount	Accumulated Amortization
Amortized goodwill United Overseas Tankers	$5,753	$201

Prior to the adoption of SFAS No. 142, amortization expense for each of the five succeeding fiscal years would have been $397.

SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued in September 2001.  This statement addresses financial accounting and reporting for the obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for financial statements issued for fiscal years beginning after September 15, 2002.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in October 2001.  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  SFAS No. 144 requires that held for use long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value.  Held for sale long-lived assets shall be measured at the lower of their carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable or include amounts for operating losses that have not yet occurred.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  In addition to rescinding FASB Statements No. 4, 44 and 64, this Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 nullifies Emerging Issues Task Force Issue No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company is currently evaluating the impact of adopting SFAS No. 146.

2.             ACQUISITIONS

As part of the Company’s recapitalization, the Company acquired United Overseas Tankers, Ltd. (“UOT”), a Greek company providing technical management services exclusively to the Company, for $5,979, subject to adjustment.  The Company recorded goodwill of $5,954 which reflected the excess of purchase price over fair value of net assets acquired.  The composition of the fair value of net assets acquired are as follows:

Cash	$37
Other current assets	3
Fixed assets	50
Fair value of assets acquired	90
Less: Liabilities assumed	(65)
Fair value of net assets acquired	25
Cash paid	5,429
Due to sellers	550
Total paid	5,979
Goodwill	$5,954

Prior to the adoption of SFAS No. 142, goodwill was being amortized over a 15 year period. For the year ended December 31, 2001, amortization was $201, of which $101 was incurred during the three months ended September 30, 2001  Effective January 1, 2002, amortization of goodwill is no longer permitted.  The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of acquisition. Pro forma net assets and results of operations of this acquisition had the acquisition occurred at the beginning of 2001 are not material and accordingly, have not been provided. Results of UOT’s operations for the period from January 1, 2001 through June 12, 2001 are not significant to the Company’s operations for the year ended December 31, 2001.

Prior to the acquisition, the Company paid management fees to UOT of $547 during the nine months ended September 30, 2001.

On June 15, 2001, in accordance with the Company’s recapitalization, the Company purchased five vessels for an aggregate purchase price of approximately $145,050 and also purchased certain other assets. Consideration in this transaction consisted of approximately 5,675,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, and the assumption of indebtedness.  On June 14, 2002, an adjustment was made to the purchase price of some of the vessels which we acquired for shares at the time of our initial public offering whereby the Company received 35,230 shares of common stock valued at $18.00 per share as settlement of $634 owed to the Company by the sellers primarily as of June 15, 2001.  These shares have been retired and are shown on the Company’s statement of shareholders’ equity as a reduction of paid-in capital.

From June 27, 2001 through August 24, 2001, the Company acquired ten vessels for an aggregate purchase price of approximately $283,636. Included in this purchase price are 1,680,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, valued at $30,243.

3.             LONG-TERM DEBT

Long term debt consists of the following

	September 30, 2002	Decmeber 31, 2001
	(unaudited)
First Credit Facility
Term Loan	$142,500	$177,000
Revolving Credit Facility	51,100	11,100
Second Credit Facility
Term Loan	81,250	101,500
Revolving Credit Facility	20,000	50,000
Total	$294,850	$339,600
Less: Current Portion of long term debt	67,750	73,000
Long term debt	$227,100	$266,600

At the time of the Company’s recapitalization on June 12, 2001, the Company’s subsidiaries were party to 12 loan facilities, which consisted of senior and junior facilities, with aggregate outstanding principal balances of approximately $217,850. Interest rates under these loan facilities were adjusted quarterly and ranged from 1.125% to 3.0% above the London Interbank Offered Rate (“LIBOR”).  Interest rates during the nine months ended September 30, 2001 ranged from 6.0% to 8.8% and 7.9% to 10.0% under the senior and junior loan facilities, respectively.

The Company had entered into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The Company had outstanding ten interest rate swap agreements with foreign banks at December 31, 2000. These agreements effectively fixed the Company’s interest rate exposure on its senior and junior loan facilities, which are based on LIBOR to fixed rates ranging from 6.2% to 7.0%. The differential to be paid or received was recognized as an adjustment to interest expense as incurred.

On June 15, 2001, all 12 loan facilities were fully repaid, with $70,100 from the proceeds of the Company’s Initial Public Offering and the remainder with borrowings made under a new credit facility (the “First Credit Facility”). The Company wrote off the unamortized deferred loan costs aggregating $1,184 associated with those facilities as an other expense.  In June 2001, the Company terminated all of its interest rate swap agreements by paying the counterparties an aggregate amount of $1,822. This termination has been recorded in the statement of operations as other expense.

In June 2001 the Company entered into two new credit facilities.  The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of September 30, 2002, the Company had $142,500 outstanding on the term loan and $51,100 outstanding on the revolving loan. The Company’s obligations under the First Credit Facility are secured by 20 vessels, with an aggregate carrying value of $483,757 at September 30, 2002.

On June 27, 2001, the Company entered into an additional credit facility (the “Second Credit Facility”) consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of September 30, 2002, the Company had $81,250 outstanding on the term loan and $20,000 outstanding on the revolving loan. The Company’s obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of approximately $255,285 at September 30, 2002.

In August and October 2001, the Company entered into interest rate swap agreements with a foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans, described below.  The notional principal amounts amortize such that the outstanding notional principal amount of the swaps is always equal to 50% of the outstanding term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described below, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.   The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described below, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.   The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of September 30, 2002, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $71,250 and $40,625, respectively.

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

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2002 and 2001 was $2,443 and $355, respectively.

Based on borrowings as of September 30, 2002 aggregate maturities under the First Credit Facility and Second Credit Facility are the following:

	First Credit Facility		Second Credit Facility
Year Ending December 31:	Term Loan	Revolving Credit Facility	Term Loan	Revolving Credit Facility	Total

2002 (October 1 - Decmber 31, 2002)	$11,500	$—	$6,750	$—	$18,250
2003	41,000	—	21,500	—	62,500
2004	36,000	—	16,000	—	52,000
2005	36,000	—	16,000	—	52,000
2006	18,000	51,100	21,000	20,000	110,100
Total	$142,500	$51,100	$81,250	$20,000	$294,850

4.             WRITEDOWN OF VESSEL

During the three months ended September 30, 2002, the Company decided to retire a 1979-built single-hull Aframax tanker through its sale for scrap.  This decision was based on management’s assessment of estimated charter rates for the vessel and the estimated daily operating costs as well as the cost of  this vessel’s next drydocking which is scheduled for April 2003.  An expense of $4,520 has been recognized during the three months ended September 30, 2002, which is the amount by which the vessel’s carrying value exceeds the estimated net proceeds to be received upon disposal.

5.             LEGAL PROCEEDINGS

The Company or its subsidiaries are party to the following legal proceedings which arose from matters incidental to its business.

General Maritime time chartered one of its vessels in September 1997, for a period of four years plus or minus 30 days. Under the charter, the Company had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days’ written notice with a payment of $1,000 to the charterer, which payment has been made by the Company. On October 2, 2000, the Company gave notice to the charterer that this option was being exercised. Subsequently, it was calculated that redelivery was to take place on February 2, 2001. In January 2001, the charterer indicated that it was not possible to complete a laden voyage by such date. The charterer asserted that the vessel would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. The charterer demanded arbitration and, under protest, redelivered the vessel to the Company on January 14, 2001. The charterer has alleged that it is entitled to damages in the amount of $1,943, exclusive of interest and costs, as a result of its inability to commence and complete another voyage. The Company’s position is that pursuant to the terms of the charter and the existing law, the charterer was not entitled to commence another voyage if the vessel could not reasonably be redelivered prior to the redelivery date. The Company believes that the charterer’s anticipatory breach of the charter has damaged it. The parties agreed to arbitration in the State of New York and nominated a sole arbitrator. The parties have exchanged correspondence expressing differing views of the law and the facts of the matter and have made various settlement offers. At a hearing held before the arbitrator on October 3, 2001, the charterer presented witnesses and other evidence in support of its claim.  A second hearing was held on November 20, 2001, at which the Company presented witnesses in support of its claim.  Both sides have notified the arbitrator that they do not intend to call any more witnesses, and the parties are awaiting a schedule for the submission of briefs to the arbitrator.  For additional information, see Part II, Item I.

On March 14, 2001, one of the Company’s vessels experienced severe weather while unloading at the BP Amoco Co. terminal in Texas City, Texas.  As a result of heavy winds, the vessel became separated from the terminal.  The terminal’s loading arms were damaged and there was a discharge of approximately 200 to 300 barrels of oil.  The U.S. Coast Guard has determined that this oil originated from the terminal and that BP Amoco is the responsible party for the discharge under the Oil Pollution Act of 1990, although BP Amoco retains a right of contribution against the vessel.  On March 16, 2001, BP Amoco Corporation, BP Amoco Oil Co. and Amoco Oil Company filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division, against the Company, seeking damages in the amount of $1,500.  The protection and indemnity association for this vessel, which provides insurance coverage for such incidents, issued a letter to BP Amoco Co., et al. guaranteeing the payment of up to $1,500 for any damages for which this vessel may be found liable in order to prevent the arrest of the vessel.  On or about August 3, 2001, Valero Refining Company-Texas and Valero Marketing & Supply Co., co-lessors with BP Amoco of the BP Amoco terminal and the voyage charterer of the vessel, intervened in the above-referenced lawsuit, asserting claims against the Company and BP Amoco in the aggregate amount of approximately $3,200.  On or about September 28, 2001, BP Amoco filed a second amended complaint, increasing the aggregate amount of its claims against the defendants, including the Company, from $1,500 to approximately $3,200.  BP Amoco asserted that such increase is due to subsequent demurrage claims made against BP Amoco by other vessels whose voyages were delayed or otherwise affected by the incident.  The Company believes that the claims asserted by BP Amoco are generally the same as those asserted by Valero Refining Company-Texas and Valero Marketing & Supply Co. and that, as a result, the aggregate amount of such claims taken together will be approximately $3,200.  A counterclaim has been filed on behalf of the Defendants against the BP Amoco and Valero plaintiffs in the approximate amount of $25.  On October 30, 2001, these two civil actions were consolidated and on December 26, 2001, a complaint for damages in an unspecified amount due to personal injuries from the inhalation of oil fumes was filed by certain individuals against the Company and BP Amoco.  These personal injury plaintiffs filed an amended complaint on January 24, 2002, adding another individual as a plaintiff and asserting a claim against the Company for punitive damages. The Company believes that the claim for punitive damages is without merit. On February 27, 2002, Southern States Offshore, Inc. filed an independent suit against BP Amoco, the Company, United Overseas Tankers and Valero seeking damages sustained by the M/V Sabine Seal, which is owned and operated by Southern States Offshore and was located adjacent to the Amoco dock on the day of the spill, and for maintenance and cure paid to the individual personal injury claimants who were members of the crew of the Sabine Seal.  The amount of the claim is estimated to be approximately $100,000.  This action has now been consolidated with the other claims.  The case is currently scheduled for a trial beginning on February 18, 2003.  With the possible exception of the claim for punitive damages, all of the claims asserted against the Company appear to be covered by insurance.  Accordingly, the Company believes that this incident will have no material effect on its consolidated financial statements.

6.             SUBSEQUENT EVENT

On November 12, 2002, the Company entered into an agreement to sell the vessel referred to in Footnote 4 for scrap.  All costs associated with the sale have not been finalized, however, the Company does not expect the final net proceeds from the sale to differ significantly from the vessel’s adjusted carrying value.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: changes in demand; a material decline or prolonged weakness in rates in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including but not limited to: crew wages, insurance, provisions, repairs and maintenance; changes in general domestic and international political conditions; changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); and other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2001 and on our quarterly reports on Form 10-Q for the periods ended March 31, and June 30, 2002.

GENERAL

We are a leading provider of international seaborne crude oil transportation services with a fleet of 29 vessels, consisting of 24 Aframax and 5 Suezmax tankers.  We have one of the largest mid-sized tanker fleets in the world, with a total cargo carrying capacity of more than 3.0 million deadweight tons.

We actively manage the deployment of our fleet between spot charters, which generally last from several days to several weeks, and time charters, which can last up to several years.  A spot charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon total amount.  Under spot charters, we pay voyage expenses such a port canal and fuel costs.  A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate.  Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs.

Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during period characterized by favorable market conditions.  Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in taker rates although we are also exposed to the risk of declining tanker rates.  We are currently seeking opportunities to increase the number of our vessels on time charters, but only expect to enter into additional time charters if we can obtain rates that we believe provide us with an appropriate return.

We primarily operate in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea.  We also currently operate vessels in the Black Sea and in other regions worldwide which we believe enable us to take advantage of market opportunities and to position our vessels in anticipation of drydockings.

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

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2002 and 2001. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	September-02	September-01	September-02	September-01

INCOME STATEMENT DATA
(Dollars in thousands, except share data)
Voyage revenues	$54,960	$61,932	$162,478	$150,812
Voyage expenses	(21,764)	(17,506)	(59,344)	(32,877)
Net voyage revenues	33,196	44,426	103,134	117,935
Direct vessel expenses	14,046	13,285	41,582	27,200
Other	—	—	—	—
General and administrative expenses	3,175	2,534	8,553	5,670
Write down of vessel	4,520	4,520
Depreciation and amortization	15,885	13,618	45,308	28,007
Operating (loss) income	(4,430)	14,989	3,171	57,058
Net interest expense	3,514	4,231	11,174	11,741
Other expense	—		—	3,006
Net (Loss) / Income	$(7,944)	$10,758	$(8,003)	$42,311
Basic and diluted earnings per share:
Net (Loss) / Income	$(0.21)	$0.29	$(0.22)	$1.53
Weighted average shares outstanding, thousands	36,965	37,000	36,986	27,718

BALANCE SHEET DATA, at end of period

(Dollars in thousands)	September-02	December-01
Cash	$4,320	$17,186
Current assets, including cash	24,048	43,252
Total assets	789,049	847,715
Current liabilities, including current portion of long-term debt	77,516	82,502
Current portion of long-term debt	67,750	73,000
Total long-term debt, including current portion	294,850	339,600
Shareholders’ equity	483,181	495,690

	Three months ended		Nine months ended
	September-02	September-01	September-02	September-01
OTHER FINANCIAL DATA
(dollars in thousands)
Adjusted EBITDA (1)	$15,975	$28,607	$52,999	$85,065
Net cash provided by operating activities	11,834	5,292	32,635	51,998
Net cash provided (used) by investing activities	(70)	(200,389)	(163)	(261,343)
Net cash provided (used) by financing activities	(13,250)	137,436	(45,338)	202,431
Capital expenditures
Vessel purchases, including deposits	—	(224,541)	—	(255,751)
Drydocking	(5,485)	(200)	(10,348)	(3,783)
Weighted average long-term debt	304,788	324,050	320,200	259,077
FLEET DATA
Total number of vessels at end of period	29	29	29	29
Average number of vessels (2)	29.0	25.9	29.0	18.3
Total voyage days for fleet (3)	2,552	2,279	7,486	4,725
Total calendar days for fleet (4)	2,668	2,384	7,917	4,996
Fleet utilization (5)	95.7%	95.6%	94.6%	94.6%
AVERAGE DAILY RESULTS
Time Charter equivalent(6)	13,008	19,494	13,777	24,960
Total vessel operating expenses(7)	6,455	6,635	6,333	6,579
Adjusted EBITDA	5,987	12,000	6,694	17,027

(1)          Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses excluding other income or expenses. Adjusted EBITDA is included because it is used by certain investors to measure a company’s financial performance. Adjusted EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income or any other indicator of our performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies.

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

Our voyage revenues and voyage expenses are recognized ratably over the duration of the voyages and the lives of the charters, while direct vessel expenses are recognized when incurred.  We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract.  We calculate time charter equivalent, or “TCE,” rates by dividing net voyage revenue by the aggregate number of vessel operating days that we owned each vessel.  We also generate demurrage revenue, which represents fees charged to charterers associated with our spot voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo.  We allocate corporate income and expenses, which include general and administrative and net interest expense, to vessels on a pro rata basis based on the number of months that we owned a vessel.  We calculate daily direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that we owned each vessel for the period .

We depreciate our vessels on a straight-line basis over their estimated useful lives determined to be 25 years from the date of their initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value of $125 per lightweight ton.  We capitalize the total costs associated with a drydock and amortize these costs on a straight-line basis over the period between drydockings, which is typically 30 to 60 months and usually expense total costs associated with intermediate surveys during the period in which they occur.  If these intermediate survey costs are capitalized, they will be amortized over the approximately 30 month period until the vessel’s next drydocking.  In such a case any unamortized costs associated with the vessels previous drydocking will be expensed during the period in which the intermediate survey occurred.  We capitalize our expenditures for major maintenance and repairs if the work extends the operating life of the vessel or improves the vessel’s performance, otherwise we expense those costs as incurred.  In instances where capitalization is appropriate, we capitalize total expenditures associated with replaced parts, less the depreciated value of the old part being replaced, and we depreciated on a straight line basis over the shorter of the remaining life of the new part or vessel.

Margin analysis for the indicated items as a percentage of net voyage revenues for three months ended September 30, 2002 and 2001 and for the nine months ended September 31, 2002 and 2001 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS

(% of Net Voyage Revenues)

	Three months ended		Nine months ended
	September-02	September-01	September-02	September-01

INCOME STATEMENT DATA

Net voyage revenues(1)	100%	100%	100%	100%
Direct vessel expenses	42.3%	29.9%	40.3%	23.1%
Other	0.0%	0.0%	0.0%	0.0%
General and administrative expenses	9.6%	5.7%	8.3%	4.8%
Writedown of vessel	13.6%	0.0%	4.4%	0.0%
Depreciation and amortization	47.8%	30.7%	43.9%	23.7%
Total operating expenses	113.3%	66.3%	96.9%	51.6%
Operating income	-13.3%	33.7%	3.1%	48.4%
Net interest expense	10.6%	9.5%	10.8%	10.0%
Other expense	0.0%	0.0%	0.0%	2.5%
Net Income	-23.9%	24.2%	-7.7%	35.9%
Adjusted EBITDA	48.1%	64.4%	51.4%	72.1%

(1)   Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of commissions, port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended (in thousands)		Nine months ended
	September-02	September-01	September-02	September-01
Voyage revenues	$54,960	$61,932	162,478	150,812
Voyage expenses	(21,764)	(17,506)	(59,344)	(32,877)
Net voyage revenues	$33,196	$44,426	103,134	117,935

“Same Fleet” data consists of financial and operational data only from those vessels that were part of our fleet for both complete periods under comparison. Management believes that this presentation facilitates analysis of operational and financial performance of vessels after they have been completely integrated into the our operations. Same Fleet data set forth in the table below is provided for comparison of the periods for the three months ended September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001. The vessels which comprise the Same Fleet for periods not directly compared are not necessarily the same. As a result, comparison of Same Fleet data provided for periods which are not directly compared in the table below will not yield meaningful results.

SAME FLEET ANALYSIS

	Three months ended		Nine months ended
	September-02	September-01	September-02	September-01

INCOME STATEMENT DATA
(Dollars in thousands, except share data)
Voyage revenue	$36,991	$50,501	82,192	121,685
Voyage expenses	(14,238)	(14,847)	(25,428)	(23,868)
Net voyage revenues	22,753	35,654	56,764	97,817
Direct vessel expenses	10,154	10,800	21,441	21,670

INCOME STATEMENT MARGIN ANALYSIS
(% of net voyage revenues)
Direct vessel expenses	44.6%	30.3%	37.8%	22.2%

Adjusted EBITDA(1)	45.8%	64.6%	55.0%	73.6%

OTHER FINANCIAL DATA
(Dollars in thousands)
Adjusted EBITDA	10,410	23,044	31,194	72,041

FLEET DATA
Weighted average number of vessels	20.0	20.0	14.0	14.0
Total calendar days for fleet	1,840	1,840	3,822	3,822
Total voyage days for fleet	1,745	1,786	3,629	3,605
Total time charter days for fleet	313	395	976	1,222
Total spot market days for fleet	1,432	1,391	2,653	2,383
Capacity utilization	94.8%	97.1%	95.0%	94.3%

AVERAGE DAILY RESULTS
TCE	13,039	19,963	15,642	27,134
Direct vessel expenses	5,518	5,870	5,610	5,670
Adjusted EBITDA	5,658	12,524	8,162	18,849

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

VOYAGE REVENUES — Voyage revenues decreased by $6.9 million, or 11.3%, to $55.0 million for the three months ended September 30, 2002 compared to $61.9 million for the three months ended September 30, 2001. This decrease is due to the overall weaker spot freight market during the three months ended September 30, 2002 compared to the prior period.  The magnitude of the decrease in voyage revenues was mitigated by the growth of our fleet.  The average size of our fleet during those periods increased 11.8% to 29.0 (24.0 Aframax, 5.0 Suezmax) tankers during 2002 compared to 25.9 tankers (20.9 Aframax, 5.0 Suezmax) during 2001.

VOYAGE EXPENSES — Voyage expenses increased $4.3 million, or 24.3%, to $21.8 million for the three months ended September 30, 2002 compared to $17.5 million for the three months ended September 30, 2001. This increase is primarily due to the increase in the number of vessels in our fleet as well as the mix of deployment of our vessels operating on time charter contracts or in the spot market.  Typically, vessels operating on the spot market generate higher voyage expenses than those operating on time charter contract, as the owner not the charterer are responsible for the various expenses associated with the voyage.

NET VOYAGE REVENUES — Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $11.2 million, or 25.3%, to $33.2 million for the three months ended September 30, 2002 compared to $44.4 million for the three months ended September 30, 2001.  This decrease is the result of the overall weaker spot freight market during the three months ended September 30, 2002 compared to the prior year period.  The magnitude of the decrease in net voyage revenues was mitigated by the growth of our fleet.  The average size of our fleet increased 11.8% to 29.0 tankers for the three months ended September 30, 2002 compared to 25.9 tankers for the prior year period, while our average TCE rates declined 33.3% to $13,008 compared to $19,494 for the same periods.  The total decrease in our net voyage revenues of $11.2 million resulted from a decrease of $12.9 million in our Same Fleet revenues, to $22.8 million from $35.7 million, and an increase of $1.7 million to $10.4 million from $8.7 million from vessels that we acquired during the 2001 that are not considered Same Fleet.  Vessels that are not considered Same Fleet vessels are the vessels we acquired after June 30, 2001: the Stavanger Prince, Genmar Nestor, Genmar Star, Genmar Trust, Genmar Champion and Genmar Leonidas in July, and the Genmar Trader, Genmar Endurance and Genmar Challenger in August.  Our fleet consisted of 29 vessels (24 Aframax, 5 Suezmax) as of September 30, 2002 and September 30, 2001.

On an Overall Fleet Basis:

•  Average daily time charter equivalent rate per vessel decreased by $6,486, or 33.3%, to $13,008 ($12,680 Aframax, $14,507 Suezmax) for the three months ended September 30, 2002 compared to $19,494 ($18,834 Aframax, $22,365 Suezmax) for the three months ended September 30, 2001.

•  $5.9 million, or 17.7%, of net voyage revenue was generated by time charter contracts ($5.9 million Aframax, Suezmax vessels did not operate on time charter during this period) and $27.2 million, or 82.3%, was generated in the spot market ($20.6 million Aframax, $6.6 million Suezmax) for the three months ended September 30, 2002, compared to $10.5 million, or 23.6%, of our net voyage revenue generated by time charter contracts ($10.5 million Aframax, Suezmax vessels did not operate on time charter during this period), and $33.8 million, or 76.4%, generated in the spot market ($24.3 million Aframax, $9.5 million Suezmax) for the three months ended September 30, 2001.

•  Vessels operated an aggregate of 317 days, or 12.4%, on time charter contracts (317 days Aframax, 0 days Suezmax) and 2,235 days, or 87.6%, in the spot market (1,777 days Aframax, 458 days Suezmax) for the three months ended September 30, 2002, compared to 463 days, or 20.3%, on time charter contracts (463 days Aframax, 0 days Suezmax) and 1816 days, or 79.7%, in the spot market (1,390 days Aframax, 426 days Suezmax) for the three months ended September 30, 2001.

•  Average daily time charter rates were $18,703 ($18,703 Aframax, Suezmax vessels did not operate on time charter during this period) for the three months ended September 30, 2002 compared to average daily time charter rates of $22,823 ($22,823 Aframax, Suezmax vessels did not operate on time charter during this period) for the three months ended September 30, 2001.  This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with the remaining time charter contracts.

•  Average daily spot rates were $12,200 ($11,606 Aframax, $14,507 Suezmax) for the three months ended September 30, 2002, compared to average daily spot rates of $18,645 ($17,505 Aframax, $22,365 Suezmax) for the three months ended September 30, 2001.

We seek opportunities to increase the number of our vessels on time charters, but only expect to enter into additional time charters if we can obtain rates that we believe provide us with an appropriate return.  The following summarizes the portion of the Company’s fleet that was on time charter as of September 30, 2002:

Vessel	Expiration Date	Average Daily Rate(1)
Genmar Alexandra	February 20, 2003(2)	Market Rate	(3)
Genmar George*	May 24, 2003(4)	$20,000
Genmar Ajax*	August 12, 2003	$23,000

*    “Same Fleet” vessel

(1)        Includes brokers’ commissions of 1.25%.

(2)        Termination date is plus or minus 15 days.

(3)        The charter provides for a floating rate based on weekly spot market related rates which can be no less than $16,000 per day and no more than $22,000 per day.

(4)        Termination date is plus or minus 30 days.

Of our net voyage revenues of $33.2 million for the three months ended September 30, 2002, $22.8 million was attributable to our Same Fleet. Same Fleet for the three months ended September 30, 2002 and 2001 consisted of 20 vessels (15 Aframax, 5 Suezmax). Same Fleet net voyage revenues decreased by $12.8 million, or 38.3%, to $22.8 million for the three months ended September 30, 2002 compared to $35.6 million for the three months ended September 30, 2001. This decrease is attributable to decreases in our average spot and time charter tanker rates for the three months ended September 30, 2002 compared to those rates for the three months ended September 30, 2001.

On a Same Fleet Basis:

•  Average daily time charter equivalent rate per vessel decreased by $6,924, or 34.8%, to $13,039 ($12,517 Aframax, $14,507 Suezmax) for the three months ended September 30, 2002 compared to $19,963 ($19,211 Aframax, $22,365 Suezmax) for the three months ended September 30, 2001.

•  $5.9 million, or 25.8%, of net voyage revenue was generated by time charter contracts ($5.9 million Aframax, Suezmax vessels did not operate on time charter during this period) and $16.9 million, or 74.2%, was generated in the spot market ($10.2 million Aframax, $6.6 million Suezmax) for the three months ended September 30, 2002, compared to approximately $9.1 million, or 25.4%, of our net voyage revenue generated by time charter contracts ($9.1 million Aframax, Suezmax vessels did not operate on time charter during this period), and $26.6 million, or 74.6%, generated in the spot market ($17.0 million Aframax, $9.6 million Suezmax) for the three months ended September 30, 2001.

•  Vessels operated an aggregate of 313 days, or 17.9%, on time charter contracts (313 days Aframax, 0 days Suezmax) and 1432 days, or 82.1%, in the spot market (974 days Aframax, 458 days Suezmax) for the three months ended September 30, 2002, compared to 395 days, or 22.1%, on time charter contracts (395 days Aframax, 0 days Suezmax) and 1,391 days, or 77.9%, in the spot market (965 days Aframax, 426 days Suezmax) for the three months ended September 30, 2001.

•  Average daily time charter rates were $18,723 ($18,723 Aframax, Suezmax vessels did not operate on time charter during this period) for the three months ended September 30, 2002 compared to average daily time charter rates of $23,072 ($23,072 Aframax, Suezmax vessels did not operate on time charter during this period) for the three months ended September 30, 2001. This decrease is due to the expiration of some of our time charter contracts.

•  Average daily spot rates were $11,797 ($10,522 Aframax, $14,507 Suezmax) for the three months ended September 30, 2002, compared to average daily spot rates of $19,080($17,630 Aframax, $22,365 Suezmax) for the three months ended September 30, 2001.

DIRECT VESSEL EXPENSES — Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $0.7 million, or 5.7%, to $14.0 million for the three months ended September 30, 2002 compared to $13.3 million for the three months ended September 30, 2001. This increase is primarily due to the growth of our fleet, which increased 11.8% for the same periods. On a daily basis, direct vessel expenses per vessel decreased by $307, or 5.5%, to $5,265 ($5,145 Aframax, $5,844 Suezmax) for the three months ended September 30, 2002 compared to $5,572 ($5,200 Aframax, $7,132 Suezmax) for the three months ended September 30, 2001 primarily as the result of the timing of purchases, repairs and services within the period. Same Fleet direct vessel expenses decreased $0.6 million, or 6.0%, to $10.2 million for the three months ended September 30, 2002 compared to $10.8 million the three months ended September 30, 2001. This decrease is primarily the result of the timing of purchases, services and repairs within the period. On a daily basis, Same Fleet direct vessel expenses per vessel decreased $352, or 6.0%, to $5,518 ($5,410 Aframax, $5,844 Suezmax) compared to $5,870 ($5,449 Aframax, $7,132 Suezmax) for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.  We anticipate that daily direct vessel operating expenses will increase during 2002 and may continue into 2003 primarily due to increases in insurance costs and enhanced security measures, as well as an increase in maintenance and repairs; however, we have not yet experienced any material increase in costs.

GENERAL AND ADMINISTRATIVE EXPENSES — General and administrative expenses increased by $0.7 million, or 25.3%, to $3.2 million for the three months ended September 30, 2002 compared to $2.5 million for the three months ended September 30, 2001. This increase is primarily due to an increase in payroll expenses including the increase in the number of personnel in connection with the growth of our fleet for three months ended September 30, 2002 compared to the three months ended September 30, 2001. Daily general and administrative expenses per vessel increased $127, or 12.0%, to $1,190 for the three months ended September 30, 2002 compared to $1,063 for the three months ended September 30, 2001.  This increase reflects accruals which were made during the quarter ending September 30, 2002 for certain expenses, such as legal, accounting, bonuses and other costs based on last year’s levels as well as management’s current estimate.

WRITE DOWN OF VESSEL — During the three months ended September 30, 2002, we recognized an expense of $4.5 million as a result of our decision to retire one vessel, the Stavanger Prince, a 1979 single-hull Aframax tanker, and sell it for scrap.  This decision was based on management’s assessment of the projected costs associated with the vessel’s next dry docking, which was originally scheduled for April 2003, and the estimated operating revenues for the vessel over its normal remaining operating life.  The expense was calculated based on the difference between the carrying value of the vessel and management’s estimate of the net present value of the projected operating income and its net proceeds to be received upon disposal.  No such expenses occurred during the quarter ended September 30, 2001.

DEPRECIATION AND AMORTIZATION — Depreciation and amortization, which include depreciation of vessels as well as amortization of dry docking costs and loan fees, increased by $2.3 million, or 16.6%, to $15.9 million for the three months ended September 30, 2002 compared to $13.6 million for the three months ended September 30, 2001.  This increase is primarily due to the growth of our fleet and the value of our vessels for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Amortization of dry dock increased by $0.9 million, or 129%, to $1.6 million for the three months ended September 30, 2002 compared to $0.7 million for the three months ended September 30, 2001.  This increase in amortization of drydocking includes amortization associated with $5.5 million in drydocking relating to our vessels for the three months ended September 30, 2002 which have a weighted average amortizaton period of approximately 4.0 years, $4.1 million of which relates to vessels which we are drydocking for the first time since we acquired them which have a weighted average amortization period of approximately 4.5 years, compared to amortization of $0.2 million associated with drydocking for the three months ended September 30, 2001.  We have updated our projected drydocking costs for 2002.  See the chart showing estimated drydocking costs under “Liquidity and Capital Resources.” This change reflects potential increases in drydocking costs overall and with particular vessels.  We anticipate that the amortization associated with drydocking our vessels will increase in the future, as the projected costs of drydocking vessels will increase and we will be drydocking for the first time additional acquired vessels that are now part of our fleet.

NET INTEREST EXPENSE — Net interest expense decreased by $0.7 million, or 16.9%, to $3.5 million for the three months ended September 30, 2002 compared to $4.2 million for the three months ended September 30, 2001. This decrease occurred as a result of a 5.9% decrease in our weighted average outstanding debt of $305 million for the three months ended September 30, 2002 compared to $324 million for the three months ended September 30, 2001 as well as the overall lower interest rate environment between the two periods.

NET INCOME — Net loss was $7.9 million for the three months ended September 30, 2002 compared to net income of $11.0 million for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

VOYAGE REVENUES — Voyage revenues increased by $11.7 million, or 7.7%, to $162.5 million for the nine months ended September 30, 2002 compared to $150.8 million for the nine months ended September 30, 2001. This increase is due to the increase in the number of vessels in our fleet during the nine months ended September 30, 2002 compared to 2001 as the overall spot freight market was weaker during the nine months ended September 30, 2002 compared to the prior period. The average size of our fleet during those periods increased 58.7% to 29.0 (24.0 Aframax, 5.0 Suezmax) tankers during 2002 compared to 18.3 tankers (13.3 Aframax, 5.0 Suezmax) during 2001.

VOYAGE EXPENSES — Voyage expenses increased $26.5 million, or 80.5%, to $59.3 million for the nine months ended September 30, 2002 compared to $32.9 million for the nine months ended September 30, 2001. This increase is primarily due to the increase in the number of vessels in our fleet as well as the mix of deployment of our vessels operating on time charter contracts or in the spot market.  Typically, vessels operating on the spot market generate higher voyage expenses than those operating on time charter contract, as the owner not the charterer are responsible for the various expenses associated with the voyage.

NET VOYAGE REVENUES — Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $14.8 million, or 12.5%, to $103.1 million for the nine months ended September 30, 2002 compared to $117.9 million for the nine months ended September 30, 2001.  This decrease is due to the overall weaker spot freight rate market during the nine months ended September 30, 2002 compared to the prior year period.  The average size of our fleet increased 58.7% to 29 tankers for the nine months ended September 30, 2002 compared to 18.3 tankers for the prior year period, while our average TCE rates declined 44.8% to $13,777 compared to $24,960 for the same periods. The total decrease in our net voyage revenues of $14.8 million resulted from a decrease of $41.0 million in our

Same Fleet revenues, to $56.8 million from $97.8 million, and an increase of $26.2 million to $46.3 million from $20.1 million from vessels that we acquired during the 2001 that are not considered Same Fleet.  Vessels that are not considered Same Fleet vessels are the vessels we acquired during 2001: the Genmar Alexandra, Genmar Hector, Genmar Pericles, West Virginia, Kentucky and Genmar Spirit in June, the Stavanger Prince, Genmar Nestor, Genmar Star, Genmar Trust, Genmar Champion and Genmar Leonidas in July, and the Genmar Trader, Genmar Endurance and Genmar Challenger in August.

On an Overall Fleet Basis:

•  Average daily time charter equivalent rate per vessel decreased by $11,183, or 44.8%, to $13,777 ($13,751 Aframax, $13,897 Suezmax) for the nine months ended September 30, 2002 compared to $24,960 ($23,541 Aframax, $29,063 Suezmax) for the nine months ended September 30, 2001.

•  $21.8 million, or 21.1%, of net voyage revenue was generated by time charter contracts ($21.8 million Aframax, Suezmax did not operate on time charter during this period) and $81.3 million, or 79.9%, was generated in the spot market ($62.7 million Aframax, $18.7 million Suezmax) for the nine months ended September 30, 2002, compared to $34.0 million, or 28.8%, of our net voyage revenue generated by time charter contracts ($31.5 million Aframax, $2.4 million Suezmax), and $84.0 million, or 71.2%, generated in the spot market ($51.1 million Aframax, $32.9 million Suezmax) for the nine months ended September 30, 2001.

•  Vessels operated an aggregate of 1,173 days, or 15.7%, on time charter contracts (1,173 days Aframax, 0 days Suezmax) and 6,313 days, or 84.3%, in the spot market (4,970 days Aframax, 1,343 days Suezmax) for the nine months ended September 30, 2002, compared to 1,364 days, or 28.9%, on time charter contracts (1,267 days Aframax, 97 days Suezmax) and 3,361 days, or 71.1%, in the spot market (2,244 days Aframax, 1,117 days Suezmax) for the nine months ended September 30, 2001.

•  Average daily time charter rates were $18,574 ($18,574 Aframax, Suezmax vessels did not operate on time charter during this period) for the nine months ended September 30, 2002 compared to average daily time charter rates of $24,890 ($24,893 Aframax, $24,851 Suezmax) for the nine months ended September 30, 2001.  This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with the remaining time charter contracts.

•  Average daily spot rates were $12,886 ($12,612 Aframax, $13,897 Suezmax) for the nine months ended September 30, 2002, compared to average daily spot rates of $24,988 ($22,777 Aframax, $29,429 Suezmax) for the nine months ended September 30, 2001.

Of our net voyage revenues of $103.1 million for the nine months ended September 30, 2002, $56.8 million was attributable to our Same Fleet. Same Fleet for the nine months ended September 30, 2002 and 2001 consisted of 14 vessels (9 Aframax, 5 Suezmax). Same Fleet net voyage revenues decreased by $41.0 million, or 42.0%, to $56.8 million for the nine months ended September 30, 2002 compared to $97.8 million for the nine months ended September 30, 2001. This decrease is attributable to decreases in our average spot and time charter tanker rates for the nine months ended September 30, 2002 compared to those rates for the nine months ended September 30, 2001.

On a Same Fleet Basis:

•  Average daily time charter equivalent rate per vessel decreased by $11,492, or 42.4%, to $15,642 ($16,667 Aframax, $13,897 Suezmax) for the nine months ended September 30, 2002 compared to $27,134 ($26,154 Aframax, $29,063 Suezmax) for the nine months ended September 30, 2001.

•  $18.7 million, or 32.9%, of net voyage revenue was generated by time charter contracts ($18.7 million Aframax, Suezmax vessels did not operate on time charter during this period) and $38.1 million, or 67.1%, was generated in the spot market ($19.5 million Aframax, $18.6 million Suezmax) for the nine months ended September 30, 2002, compared to approximately $30.7 million, or 31.3%, of our net voyage revenue generated by time charter contracts ($28.3 million Aframax, $2.4 million Suezmax), and $67.1 million, or 68.7%, generated in the spot market ($34.3 million Aframax, $32.8 million Suezmax) for the nine months ended September 30, 2001.

•  Vessels operated an aggregate of 976 days, or 26.9%, on time charter contracts (976 days Aframax, 0 days Suezmax) and 2,653 days or 73.1%, in the spot market (1,310 days Aframax, 1,343 days Suezmax) for the nine months ended September 30, 2002, compared to 1,222 days, or 33.9%, on time charter contracts (1,125 days Aframax, 97 days Suezmax) and 2,383 days, or 66.1%, in the spot market (1,266 days Aframax, 1,117 days Suezmax) for the nine months ended September 30, 2001.

•  Average daily time charter rates were $19,109 ($19,109 Aframax, $0 Suezmax) for the nine months ended September 30, 2002 compared to average daily time charter rates of $25,091 ($25,111 Aframax, $24,851 Suezmax) for the nine months ended September 30, 2001.  This decrease is due to the expiration of some or our time charter contracts.

•  Average daily spot rates were $14,366 ($14,848 Aframax, $13,897 Suezmax) for the nine months ended September 30, 2002, compared to average daily spot rates of $28,181 ($27,081 Aframax, $29,429 Suezmax) for the nine months ended September 30, 2001.

DIRECT VESSEL EXPENSES — Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $14.4 million, or 52.9%, to $41.6 million for the nine months ended September 30, 2002 compared to $27.2 million for the nine months ended September 30, 2001. This increase is primarily due to the growth of our fleet, which increased 58.7% for the same periods. On a daily basis, direct vessel expenses per vessel decreased by $192, or 3.5%, to $5,252 ($5,104 Aframax, $5,963 Suezmax) for the nine months ended September 30, 2002 compared to $5,444 ($5,110 Aframax, $6,333 Suezmax) for the nine months ended September 30, 2001, primarily as the result of the timing of purchases, repairs and services within the period. Same Fleet direct vessel expenses decreased $0.2 million, or 1.1%, to $21.4 million for the nine months ended September 30, 2002 compared to $21.6 million the nine months ended September 30, 2001. This decrease is primarily the result of the timing of purchases, services and repairs within the period. On a daily basis, Same Fleet direct vessel expenses per vessel decreased $60, or 1.1%, to $5,610 ($5,414 Aframax, $5,963 Suezmax) compared to $5,670 ($5,301 Aframax, $6,333 Suezmax) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES — General and administrative expenses increased by $2.9 million, or 50.9%, to $8.6 million for the nine months ended September 30, 2002 compared to $5.7 million for the nine months ended September 30, 2001. This increase is primarily due to an increase in payroll expenses including the increase in the number of personnel in connection with the growth of our fleet for nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Daily general and administrative expenses per vessel decreased $55, or 4.8%, to $1,080 for the nine months ended September 30, 2002 compared to $1,135 for the nine months ended September 30, 2001. This decrease reflects the economies of scale associated with operating a larger fleet.

WRITE DOWN OF VESSEL — During the nine months ended September 30, 2002, we recognized an expense of $4.5 million as a result of our decision to retire one vessel, the Stavanger Prince, a 1979 single-hull Aframax tanker, and sell it for scrap.  This decision was based on management’s assessment of the projected costs associated with the vessel’s next dry docking, which was originally scheduled for April 2003, and the estimated operating revenues for the vessel over is normal remaining operating life.  The expense was calculated based on the difference between the carrying value of the vessel and management’s estimate of the net present value of the projected operating income and its net proceeds to be received upon disposal.  No such expenses occurred during the nine months ended September 30, 2001.

DEPRECIATION AND AMORTIZATION — Depreciation and amortization, which include depreciation of vessels as well as amortization of dry docking costs and loan fees, increased by $17.3 million, or 61.8%, to $45.3 million for the nine months ended September 30, 2002 compared to $28.0 million for the nine months ended September 30, 2001.  This increase is primarily due to the growth of our fleet for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Amortization of dry dock increased by $1.2 million, or 70.6%, to $2.9 million for the nine months ended September 30, 2002 compared to $1.7 million for the nine months ended September 30, 2001.  This increase in amortization of drydocking includes amortization of $10.4 million in drydocking relating to our vessels for the nine months ended September 30, 2002 which have a weighted average amortization period of approximately 3.4 years, $7.5 million of which relates to vessels which we are drydocking for the first time since we acquired them which have a weighted average amortization period of approximately 3.8 years, compared to amortization of $3.8 million associated with drydocking relating for the nine months ended September 30, 2001. We have updated our projected drydocking costs for 2002.  See the chart showing estimated drydocking costs under “Liquidity and Capital Resources”.  This change reflects reflect potential increases in drydocking costs overall and with particular vessels.  We anticipate that the amortization associated with drydocking our vessels will increase in the future, as the projected costs of drydocking vessels will increase and we will be drydocking for the first time additional acquired vessels, which are now part of our fleet.

NET INTEREST EXPENSE — Net interest expense decreased by $0.5 million, or 4.8%, to $11.2 million for the nine months ended September 30, 2002 compared to $11.7 million for the nine months ended September 30, 2001. This decreased occurred although we had a 23.6% increase in our weighted average outstanding debt of $320 million for the three months ended September 30, 2002 compared to $259 million for the three months ended September 30, 2001.  The refinancing of our previous credit facilities on June 12, 2001 and the overall lower interest rate environment more than offset the effect of the increase of our weighted average outstanding debt on our net interest expense.

OTHER EXPENSE — We incurred non-recurring expenses of $3.0 million during the nine months ended September 30, 2001.  Of the $3.0 million in non-recurring expenses: $1.8 million related to the termination of interest rate swap agreements associated with certain prior loans, which were refinanced by our two new credit facilities and $1.2 million related to the write off of remaining capitalized loan costs associated with existing loans, which were refinanced by our two new credit facilities.  No such expense occurred during the nine months ended September 30, 2002.

NET INCOME — Net loss was $8.0 million for the nine months ended September 30, 2002 compared to net income of $42.3  million for the nine months ended September 30, 2001.

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

Our practice has been to acquire vessels using a combination of funds received from equity investors and bank debt secured by mortgages on our vessels, as well as shares of our common stock. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.

Cash decreased to $4.3 million as of September 30, 2002 compared to $17.2 million as of December 31, 2001. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital deficit was $53.5 million as of September 30, 2002, compared to a working capital deficit of $39.3 million as of December 31, 2001. The current portion of long-term debt included in our current liabilities was $67.8 million and $73.0 million as of September 30, 2002 and December 31, 2001, respectively.

Adjusted EBITDA, as defined in Note 2 to the “Income Statement Margin Analysis” table above decreased by $12.6 million, or 44.2%, to $15.9 million for the three months ended September 30, 2002 from $28.6 million for the three months ended September 30, 2001, this decrease is due to the weaker spot freight rate market. On a daily basis, Adjusted EBITDA per vessel decreased by $6,013, or 50.1%, to $5,987 for the three months ended September 30, 2002 from $12,000 for the three months ended September 30, 2001. Same Fleet Adjusted EBITDA decreased by $12.6 million, or 54.8%, to $10.4 million for the three months ended September 30, 2002 from $23.0 million for the three months ended September 30, 2001. Same Fleet daily Adjusted EBITDA decreased to $5,658 from $12,524 for the same periods.

Adjusted EBITDA, decreased by $32.1 million, or 37.7%, to $53.0 million for the nine months ended September 30, 2002 from $85.1 million for the nine months ended September 30, 2001, this decrease is due to the weaker spot freight rate market. On a daily basis, Adjusted EBITDA per vessel decreased by $10,333, or 60.7%, to $6,694 for the nine months ended September 30, 2002 from $17,027 for the nine months ended September 30, 2001. Same Fleet Adjusted EBITDA decreased by $40.8 million, or 56.7%, to $31.2 million for the nine months ended September 30, 2002 from $72.0 million for the nine months ended September 30, 2001. Same Fleet daily Adjusted EBITDA decreased to $8,162 from $18,849 for the same periods.

We have two credit facilities.  The first (“First”) closed on June 15, 2001 and the second (“Second”) closed on June 27, 2001. A portion of each of the facilities was used to refinance existing debt, pay transaction costs or acquire vessels. We anticipate that a portion of the remaining available funds under the two facilities will be used for future acquisitions and general corporate purposes. Each loan facility is comprised of a term loan and a revolving loan. The terms and conditions of the credit facilities require compliance with certain restrictive covenants based on aggregate values and financial data for the vessels associated with each credit facility. Under the financial covenants of each of the credit facilities, the Company is required to maintain certain ratios such as: vessel market value to loans outstanding, EBITDA to net interest expense and to maintain minimum levels of working capital. Under the general covenants, subject to certain exceptions, we and our subsidiaries are not permitted to pay dividends.

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

Our scheduled principal repayments for each of the term loans under our First and Second credit facilities are as follows:

PRINCIPAL PAYMENTS (DOLLARS IN MILLIONS)
PERIOD	FIRST FACILITY	SECOND FACILITY	TOTAL PRINCIPAL REPAYMENTS
October 1 — December 31, 2002	$11.5	$6.75	$18.25
2003	41.0	21.5	62.5
2004	36.0	16.0	52.0
2005	36.0	16.0	52.0
2006	18.0	21.0	39.0

We estimate that the sale of the Stavanger Prince will result in net cash proceeds of approximately $2.3 million of which we will be required to use approximately $1.7 million to repay long term debt associated with the vessel pursuant to our loan agreements.  The above schedule does not reflect the mandatory loan repayment.  The sale will also reduce the amount which we can draw under our revolving credit facility by approximately $1.2 million.

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled dry docking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although we have some flexibility regarding the timing of our drydocking, the costs are relatively predictable. Management anticipates that vessels that are younger than 15 years are to be dry docked every five years, while vessels 15 years or older are to be dry docked every 2.5 years. The estimated dry docking costs for our 28-vessel fleet through 2006 are as follows.

ESTIMATED DRY DOCKING COSTS (DOLLARS IN MILLIONS)
YEAR	28 VESSEL FLEET
2002	$13.0
2003	6.3
2004	8.2
2005	8.9
2006	6.6

The table below indicates the estimated dry docking schedule through 2006 for our 28-vessel fleet, which excludes the Stavanger Prince. Each drydocking is estimated to require approximately 35 days. In addition to the incurrence of costs described above, a drydocking results in off hire time for a vessel during which the vessel is unable to generate revenue. Off hire time includes the actual time the vessel is in the shipyard as well as ballast time to the shipyard from the port of last discharge.  The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations or to secure additional financing.

28 VESSEL FLEET
2002
	Aframax	11
	Suezmax	1

2003
	Aframax	5
	Suezmax	2

2004
	Aframax	10
	Suezmax	3

2005
	Aframax	10
	Suezmax	2

2006
	Aframax	7
	Suezmax	2

The chart below indicates on a quarterly basis the actual and anticipated number of vessels commencing drydocking and the approximate number of associated off hire days for 2002.

Period	Number of vessels commencing dry docking	Number of off hire days associated with dry docking
First quarter 2002 (actual)	3	57
Second quarter (actual)	7	207
Third quarter (actual)	1	102
Fourth quarter (estimated)	1	53
Full year 2002 (estimated)	12	419

Net cash provided by operating activities decreased 37.2% to $32.6 million for the nine months ended September 30, 2002, compared to $52.0 million for the nine months ended September 30, 2001. This decrease is primarily attributable to a net loss of $8.0 million and depreciation and amortization of $45.3 million for the nine months ended September 30, 2002 compared to net income of $42.3 million and depreciation and amortization of $28.0 million for the nine months ended September 30, 2001.

Net cash used in investing activities decreased to $0.2 million for the nine months ended September 30, 2002 compared to $261.3 million for the nine months ended September 30, 2001.  During the nine months ended September 30, 2001, we expended $256 million for the purchase of 10 vessels, and $5.4 million for the purchase of United Overseas Tankers.

Net cash used by financing activities was $(45.3) million for the nine months ended September 30, 2002 compared to $202 million for the nine months ended September 30, 2001.  The change in cash used by financing activities relates to the following:

•                  Net proceeds used from borrowing under long-term debt was $10.0 million which was drawn from our revolving credit facility for the nine months ended September 30, 2002 compared to $386.1 million which was associated with our new credit facilities in connection with the refinancing of our prior loans for the nine months ended September 30, 2001.

•                  Principal repayments of long-term debt was $54.8 million for the nine months ended September 30, 2002 associated with the principal repayment schedule of the term loans of our two credit facilities compared to $305.9 million for the nine months ended September 30, 2001 associated with the refinancing of our prior loans as well as the repayment of loans associated with five vessels which we acquired.

•                  Proceeds from the issuance of common stock from our initial public offering were $128.0 million during the nine months ended September 30, 2001.  We had no such proceeds during the nine months ended September 30, 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At September 30, 2002, we had $294.9 million of floating rate debt with a margin over LIBOR of 1.5% compared to $339.6 million at December 31, 2001.  We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2002 and December 31, 2001, we were party to interest rate swap agreements having aggregate notional amounts of $111.9 and $139.9 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of September 30, 2002 the fair value of these swaps was a net liability to us of $4.5 million. A one percent increase in LIBOR would increase interest expense on the portion of our $183.0 million outstanding floating rate indebtedness that is not hedged by approximately $1.8 million per year from September 30, 2002.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. dollar. As virtually all of our revenues and most of our operating costs are in U.S. dollars, we believe that our exposure to foreign exchange risk is insignificant.

Item 4.    CONTROLS AND PROCEDURES

a.               Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 14c and 15d – 14c of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

b.              There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

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

We are party to an ongoing legal proceeding involving one of our vessels, the Genmar Harriet.  This proceeding, which relates to a dispute concerning a time charter for the Genmar Harriet, commenced in January 2001 and hearings in the matter were held on October 3, 2001 and November 20, 2001.  This proceeding was disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (filed with the Securities and Exchange Commission on August 13, 2002).  There were no material developments in this proceeding during the quarter ended September 30, 2002.

We are also a party to an ongoing legal proceeding involving another of our vessels, the Genmar Hector. This proceeding commenced on March 16, 2001 and relates to a discharge of oil which occurred on March 14, 2001 while the Genmar Hector was unloading at the BP Amoco Co. terminal in Texas City, Texas.  This proceeding was disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (filed with the Securities and Exchange Commission on May 15, 2002).  There were no material developments in this proceeding during the quarter ended September 30, 2002.

Item 2.    Changes in Securities and Use of Proceeds.

a)              Changes in Securities — None

b)             Use of Proceeds — Not Applicable

c)              Working Capital Restrictions — A description of working capital restrictions and other limitations on payment of dividends are set forth in Item 2 of Part I of this Form 10-Q.

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable

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

3.3                         Amended and Restated By-Laws of General Maritime Ship Holdings Ltd. (1)

(1)                                  Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.

(2)                                  Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.

GENERAL MARITIME CORPORATION
(Registrant)

Date:	November 13 , 2002	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 13, 2002	By:	/s/ James C. Christodoulou
James C. Christodoulou
Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Certification Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Peter C. Georgiopoulos, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of General Maritime Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chief Executive Officer

November 13, 2002

Certification Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, James C. Christodoulou, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of General Maritime Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James C. Christodoulou
James C. Christodoulou
Chief Financial Officer

November 13, 2002

INDEX TO EXHIBITS

(a) Exhibit Number	Description

2.1	Plan of Recapitalization. (1)

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

(1)              Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.

(2)              Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.