Form 10-K
period 2002-12-31
GENERAL MARITIME CORP/
filed 2003-03-28
CIK 1127269

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

                   For the fiscal year ended December 31, 2002

          / / Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 for the transition period from ______ to _____

                        Commission file number 001-16531

                          GENERAL MARITIME CORPORATION
             (Exact name of registrant as specified in its charter)

       Republic of the Marshall Islands                   06-159-7083
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

   35 West 56th Street, New York, New York                   10019
   (Address of principal executive office)                 (Zip Code)

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

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 25, 2003 was approximately $341.6 million, based on the closing price of $9.24 per share.

     The number of shares outstanding of the Registrant's common stock as of March 25, 2003 was 36,964,770 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2003 (Part III)

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We provide international seaborne crude oil transportation services within the Atlantic basin. As of March 1, 2003 we had a fleet of 28 tankers, consisting of 23 Aframax and 5 Suezmax tankers. As discussed in more detail below, in January of 2003 we agreed to acquire an additional 19 tankers by April 30, 2003. After giving effect to this proposed acquisition, we would have a fleet of 47 tankers, consisting of 28 Aframax and 19 Suezmax tankers, making us the second largest mid-sized tanker operator in the world. Our combined fleet would have a total of 5.6 million dwt, with an average age as of December 31, 2002 of 11.1 years.

     During the fiscal year ended December 31, 2002, our fleet generated net voyage revenues and Adjusted EBITDA(1) of $145.6 million and $78.4 million, respectively. During the fiscal year ended December 31, 2001, our fleet generated net voyage revenues and Adjusted EBITDA of $165.0 million and $113.3 million, respectively. The 14 tankers whose results are included in our fiscal year 2000 financial statements generated $108.0 million in net voyage revenues and $79.4 million in Adjusted EBITDA during the fiscal year ended December 31, 2000.

     We presently have one of the largest mid-sized tanker fleets in the world, with a total cargo carrying capacity of 3.0 million dwt. With the majority of our tankers currently operating in the Atlantic basin, we have one of the largest fleets in this region, which includes ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. Transportation of crude oil to the U.S. Gulf Coast and other refining centers in the United States requires tanker owners and operators to meet more stringent environmental regulations than in other regions of the world. We have focused our operations in the Atlantic basin because we believe that these stringent operating and safety standards act as a barrier to entry for potential competitors. We have established a niche in the region due to our high-quality tankers, of which 71.4% are either double-hulled or double-sided, our commitment to safety and many years of experience in the industry. We estimate that for the year ended December 31, 2002, our tankers transported more than 225.0 million barrels of crude oil to the United States, accounting for approximately 6.8% of all U.S. crude oil imports. Although the majority of our tankers operate in the Atlantic basin, we also currently operate tankers in the Black Sea and in other regions, which we believe enables us both to take advantage of market opportunities and to position our tankers in anticipation of drydockings. Our customers include most of the major international oil companies such as ChevronTexaco Corporation, CITGO Petroleum Corp., Shell Oil Company, BPAmoco, Exxon Mobil Corporation, ConocoPhillips and Sun International Ltd.

     As of December 31, 2002, the average age of our 23 Aframax tankers was 12.3 years, and the average age of our 5 Suezmax tankers was 12.2 years.

--------
(1) Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses excluding other expenses. Adjusted EBITDA is included because it is used by certain investors to measure a company's financial performance. Adjusted EBITDA is not an item recognized by Generally Accepted Accounting Principles, or GAAP, and should not be considered as an alternative to net income or any other indicator of a company's performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies. Please see
     Item 6 of this annual report for a reconciliation of Adjusted EBITDA to net income.

     Our net voyage revenues have grown from $12.0 million in 1997 to $145.6 million in 2002. We have also grown our fleet of tankers from 6 in 1997 to 28 tankers in 2002. We consummated our initial public offering in June 2001.

     In January of 2003 we agreed to acquire 19 modern, high-quality tankers consisting of 5 Aframax and 14 Suezmax tankers from affiliates of Metrostar Management Corporation, a company based in Athens, Greece, for an aggregate purchase price of $525.0 million. We anticipate that we will have acquired all of the tankers by April 30, 2003, as their existing voyages terminate and we integrate each tanker into our fleet operations. Our acquisition of each tanker is subject to customary conditions of delivery, including our right to reject a tanker after inspection. We intend to finance these acquisitions with the net proceeds of our $250 million senior notes offering that was completed on March 20, 2003, together with senior secured bank borrowings. Unless otherwise indicated, when we discuss our current fleet in this report, we mean our fleet of 28 tankers before acquiring the Metrostar vessels, and all of our discussion of our vessels relate to that current fleet.

     Assuming we acquire all 19 tankers, our fleet will be composed of 47 tankers, consisting of 28 Aframax and 19 Suezmax tankers, making us the second largest mid-sized tanker operator in the world. As of December 31, 2002, these 19 tankers had an average age of 9.8 years and would have provided us with an additional 2.7 million dwt of carrying capacity. Following the acquisition, our combined fleet will have a total of 5.6 million dwt, only 23% of which will be single-hull compared to a worldwide average of 42% single-hull tankers. The addition of these 19 tankers will also reduce the combined average age of our fleet as of December 31, 2002 from 12.3 years to 11.1 years. As of December 31, 2002, only 14.9%, or 7 of the tankers in our combined fleet, were older than 15 years of age. Many of the tankers we expect to acquire are "sister ships" that will provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.

     We believe that the acquisition of the 19 modern, high-quality tankers from Metrostar is consistent with our business strategy and will provide us with significant economies of scale that we believe will reduce daily overhead vessel costs per tanker. These 19 tankers should provide us with attractive chartering opportunities while giving us the ability to diversify our customer base and deploy additional tankers in the Atlantic basin as well as in other regions, such as the Mediterranean Sea and Black Sea.

OUR COMPETITIVE STRENGTHS

     We pursue an intensively customer, and service, focused strategy. Our strategy is based on what we believe are our key competitive strengths:

     - HIGH-QUALITY TANKERS. We operate a fleet of high-quality, mid-sized tankers. We place great emphasis on ship maintenance and retaining qualified crew members to operate our tankers. We believe that this makes it more likely for us to obtain repeat business from customers and to operate our tankers with greater fuel efficiency and lower maintenance and operating costs. As of December 31, 2002, only 17.4%, or 4 of our 23 Aframax tankers, and none of our 5 Suezmax tankers, were older than 15 years of age. By contrast, 33.2% of the world's Aframax fleet and 21.7% of the world's Suezmax fleet were older than 15 years of age as of that date. 71.4% of our tankers are either double-hulled or double-sided. Because of increasingly stringent operating and safety standards, the age and quality of our fleet have given us a high level of acceptance by tanker charterers.

     - FLEXIBLE, HOMOGENEOUS FLEET. We believe that Aframax and Suezmax tankers, which make up our entire fleet, are among the most versatile tankers in the world fleet due to their ability to service virtually all ports and routes used for crude oil transportation. Additionally, the majority of our tankers have one or two substantially identical "sister ships" in our fleet which we often use interchangeably. These sister ships enhance the revenue generating potential of our fleet by providing operational and scheduling flexibility. The uniform nature of many ships in the fleet also provides us with cost efficiencies in maintaining, supplying and crewing our tankers. Finally, Aframax and Suezmax tanker charter rates have historically been less volatile than charter rates for VLCCs.

     - STRONG CUSTOMER RELATIONSHIPS. We have strong relationships with our customers, which include most major international oil companies, such as ChevronTexaco Corporation, CITGO Petroleum Corp., Shell Oil Company, BPAmoco, Exxon Mobil Corporation, ConocoPhillips and Sun International Ltd. We believe our strong relationships stem from our reputation for dependability and for delivering high-quality oil transportation services. We have consistently maintained our customer relationships since our inception. During the last few years, our customer base has expanded due to the growth of our fleet, our increase in the use of spot market voyage charters and by opportunistically deploying our tankers into regions outside the Atlantic basin.

     - EXPERIENCED MANAGEMENT TEAM. Our founder, Peter C. Georgiopoulos, and our other senior executive officers and key employees have on average more than 20 years of experience in the shipping industry. Our management team has expertise in all of the commercial, technical and management areas of our business, promoting a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.

     - IN-HOUSE VESSEL MANAGEMENT SERVICES. Unlike many other vessel owning companies, we provide virtually all of the vessel management services required to operate our fleet through our wholly-owned subsidiaries. These services include operational support, tanker maintenance and technical support, crewing, shipyard supervision, insurance and financial management services. By performing these services in-house, we believe that we are able to ensure quality as well as achieve greater cost efficiencies and economies of scale.

     Our high-quality fleet has resulted in an average of 97.3% capacity utilization for the period from the acquisition of our first tanker in May 1997 through December 2002.

     While we strive to maintain our strengths, we operate in a highly competitive industry which is subject to downturns in regional and global economies as well as changes in regulations which could adversely affect us and our industry.

BUSINESS STRATEGY

     Our strategy is to employ our existing competitive strengths to continue to enhance our position within the industry and maximize long-term cash flow. Our strategic initiatives include:

     - MANAGING ENVIRONMENTALLY SAFE, YET COST EFFICIENT OPERATIONS. We aggressively manage our operating and maintenance costs. At the same time, our fleet has an excellent safety and environmental record that we maintain through acquisitions of high-quality tankers and regular maintenance and inspection of our fleet. We maintain operating standards for all of our tankers that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international environmental and safety regulations. Our in-house safety staff oversees many of these services. We believe the age and quality of the tankers in our fleet, coupled with our excellent safety and environmental record, position us favorably within the sector with our customers and for future business opportunities.

     - BALANCING TANKER DEPLOYMENT TO MAXIMIZE FLEET UTILIZATION AND CASH FLOWS. We actively manage the deployment of our fleet between time charters and spot market voyage charters. Our tanker deployment strategy is designed to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our tankers in the spot market. Our goal is to be the first choice of our clients for crude oil transportation services. We constantly monitor the market and seek to anticipate our clients' crude oil transportation needs and to respond quickly when we recognize attractive chartering opportunities.

     - GROWING OUR FLEET AND MAINTAINING A PRUDENT CAPITAL STRUCTURE. We are an industry consolidator focused on opportunistically acquiring high-quality, second-hand, mid-sized tankers. During the past six years, we have grown our fleet from 6 tankers to 28 tankers and expect to grow to 47 tankers by April 30, 2003. We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities. At the same time, we are committed to maintaining prudent financial policies aimed at preserving financial stability and increasing long-term cash flow. During the year ended December 31, 2002, our net debt to net book capitalization ratio has declined from 39.4% to 36.5%. After giving effect to the $525.0 million acquisition of the 19 tankers from Metrostar and the financing thereof, our net debt to net book capitalization ratio as of December 31, 2002 would have been 63.0%. We expect the acquisition of the Metrostar tankers to increase our cash flow generation which will enable us to reduce this ratio towards our historical levels.

OUR FLEET

     OUR EXISTING 28 TANKERS

     As of March 1, 2003, we had a fleet of 28 tankers consisting of 23 Aframax tankers and 5 Suezmax tankers. The following chart provides information regarding our 28 tankers.

                                           YEAR      YEAR            DEADWEIGHT      EMPLOYMENT STATUS*               SISTER
                                 YARD      BUILT   ACQUIRED   TYPE      TONS         (EXPIRATION DATE)        FLAG    SHIPS(5)
OUR FLEET*
AFRAMAX TANKERS
  Genmar Ajax(1).........   Samsung        1996      1998      DH        96,183   TC (August 12, 2003)      Liberia      A
  Genmar Agamemnon(1)....   Samsung        1995      1998      DH        96,226   Spot                      Liberia      A
  Genmar Minotaur(1).....   Samsung        1995      1998      DH        96,226   Spot                      Liberia      A
  Genmar Constantine(1)     S. Kurushima   1992      1998      DH       102,335   TC (March 7, 2004)(3)     Liberia      B
  Genmar Alexandra(1)....   S. Kurushima   1992      2001      DH       102,262   TC (February 20,          Marshall
                                                                                  2003)(3)                  Islands      B
  Genmar Champion **(2)..   Hyundai        1992      2001      DH        96,027   Spot                      Liberia      C
  Genmar Hector **(1)....   Hyundai        1992      2001      DH        96,027   Spot                      Marshall
                                                                                                            Islands      C
  Genmar Pericles **(1)..   Hyundai        1992      2001      DH        96,027   Spot                      Marshall
                                                                                                            Islands      C
  Genmar Spirit **(2)....   Hyundai        1992      2001      DH        96,027   Spot                      Liberia      C
  Genmar Star **(2)......   Hyundai        1992      2001      DH        96,027   TC (February 24, 2004)    Liberia      C
  Genmar Trust **(2).....   Hyundai        1992      2001      DH        96,027   Spot                      Liberia      C
  Genmar Challenger **(2)   Hyundai        1991      2001      DH        96,043   Spot                      Liberia      C
  Genmar Endurance **(2).   Hyundai        1991      2001      DH        96,043   TC (March 12, 2004)       Liberia      C
  Genmar Trader **(2)....   Hyundai        1991      2001      DH        96,043   Spot                      Malta        C
  Genmar Leonidas(2).....   Koyo           1991      2001      DS        97,002   Spot                      Marshall
                                                                                                            Islands      D
  Genmar Gabriel(1)......   Koyo           1990      1999      DS        94,993   Spot                      Marshall
                                                                                                            Islands      D
  Genmar Nestor(2).......   Imabari        1990      2001      DS        97,112   Spot                      Marshall
                                                                                                            Islands      D
  Genmar George(1).......   Koyo           1989      1997      DS        94,955   TC (May 24, 2003)(4)      Liberia      D
  Genmar Commander(1)....   Sumitomo       1989      1997      SH        96,578   Spot                      Liberia      D
  Genmar Boss(1).........   Kawasaki       1985      1997      DS        89,601   Spot                      Marshall
                                                                                                            Islands      E
  Genmar Sun(1)..........   Kawasaki       1985      1997      DS        89,696   Spot                      Marshall
                                                                                                            Islands      E
  West Virginia(1).......   Mitsubishi     1981      2001      SH        89,000   Spot                      Malta        F
  Kentucky(1)............   Mitsubishi     1980      2001      SH        89,225   Spot                      Malta        F
                                                              TOTAL  21,195,685

SUEZMAX TANKERS
  Genmar Spartiate(1)....   Ishikawajima   1991      2000      SH       155,150   Spot                      Marshall
                                                                                                            Islands      G
  Genmar Zoe(1)..........   Ishikawajima   1991      2000      SH       152,402   Spot                      Marshall
                                                                                                            Islands      G
  Genmar Macedon(1)......   Ishikawajima   1990      2000      SH       155,527   Spot                      Marshall
                                                                                                            Islands      G
  Genmar Alta(1).........   Mitsubishi     1990      1997      SH       146,251   Spot                      Liberia
  Genmar Harriet(1)......   Kawasaki       1989      1997      SH       146,184   Spot                      Liberia
                                                                       --------
                                                              TOTAL     755,514

                                                              TOTAL   2,951,199

DH = Double-hull tanker; DS = Double-sided tanker; SH = Single-hull tanker,
TC = Time Chartered
*As of March 1, 2002
** Oil/Bulk/Ore carrier (O/B/O)
1-Collateral for $300 million credit facility
2-Collateral for $165 million credit facility
3-Time charter expiration plus or minus 15 days
4-Time charter expiration plus or minus 30 days
5-Each tanker with the same letter is a "sister ship" of each other tanker with the same letter

     We acquired 29 of our vessels as well as its two management company subsidiaries in a series of recapitalization transactions outlined below. The recapitalization transactions consisted of the following:

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

- Our acquisition, in August 2001, of three vessels which were owned and commercially operated by unaffiliated parties, in exchange for cash and shares of our common stock.

- Our acquisition, as of June 12, 2001, of all the issued and outstanding shares of common stock of two vessel management companies. One of these companies was acquired in exchange for cash and the other in exchange for shares of our common stock.

     Our predecessor entities began operations in 1997 and their fleet had grown to 14 tankers by the time of our initial public offering on June 12, 2001. All of our historical financial and operating information from before the initial public offering reflects only those original 14 tankers. In connection with the initial public offering, we acquired 15 additional tankers. Of those, 5 were acquired simultaneously with the closing of the offering and the remaining 10 were acquired in the 10 weeks following the offering and successfully integrated into our fleet. During October 2002, we sold our oldest tanker, Stavanger Prince, for scrap. At the time of the offering, we also acquired United Overseas Tankers Ltd., located in Piraeus, Greece which conducts our technical management operations such as vessel crewing and maintenance. We recently completed an internal corporate reorganization that both reduced the number of our subsidiaries and the number of jurisdictions in which they are organized.

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

                             TIME CHARTER VS. SPOT MIX
                             (as % of operating days)
                                    YEAR ENDED
                                   DECEMBER 31,
                                       2002           2001            2000
                                 -----------------------------------------------
Percent in Time Charter Days            14.9%          27.0%          48.6%
Percent in Spot Days                    85.1%          73.0%          51.4%
Total Vessel Operating Days           10,010          7,374          4,474

     Tankers operating on time charters may be chartered for several months or years whereas tankers operating in the spot market typically are chartered for a single voyage which may last up to several weeks. Tankers operating in the spot market may generate increased profit margins during improvements in tanker rates, while tankers operating on time charters generally provide more predictable cash flows. Accordingly, we actively monitor macroeconomic trends and governmental rules and regulations that may affect tanker rates in an attempt to optimize the deployment of our fleet. As of March 1, 2003, we had 6 tankers on time charter contracts expiring on dates between May 2003 and March 2004,

CLASSIFICATION AND INSPECTION

     All of our tankers have been certified as being "in-class" by Det Norske Veritas, the American Bureau of Shipping or Nippon Kaiji Kyokai. Each of these classification societies is a member of the International Association of Classification Societies. Every commercial vessel's hull and machinery is evaluated by a classification society authorized by its country of registry. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys. Vessels may be required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repair stemming from the inspection. Special surveys always require drydocking.

     In addition to the classification inspections, many of our customers regularly inspect our tankers as a precondition to chartering them for voyages. We believe that our well-maintained, high-quality tankers provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

     We have implemented the International Safety Management Code, which was promulgated by the IMO to establish pollution prevention requirements applicable to tankers. Prior to July 1, 1998, we obtained documents of compliance for our offices and safety management certificates for all of our tankers for which the certificates are required by the IMO.

OPERATIONS AND SHIP MANAGEMENT

     We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Unlike many other vessel owning companies, we provide virtually all of our own vessel management services through our wholly owned subsidiaries. These services include operational support, tanker maintenance and technical support, crewing, shipyard supervision, insurance and financial management services. By providing these services in-house, we believe that we are able to achieve greater cost savings through economies of scale.

     Our crews inspect our tankers and perform ordinary course maintenance, both at sea and in port. We regularly inspect our tankers. We examine each tanker and make specific notations and recommendations for improvements to the overall condition of the tanker, maintenance of the tanker and safety and welfare of the crew. We have an in-house safety staff to oversee these functions and retain Admiral Robert North (ret.), formerly of the U.S. Coast Guard, as a safety consultant. Our safety staff provides the following services:

     - supervision of routine maintenance and repair of the tanker required to keep each tanker in good and efficient condition, including the preparation of comprehensive drydocking specifications and the supervision of each drydocking;

     - oversight of compliance with applicable regulations, including licensing and certification requirements, and the required inspections of each tanker to ensure that it meets the standards set forth by classification societies and applicable legal jurisdictions as well as our internal corporate requirements and the standards required by our customers;

     - engagement and provision of qualified crews (masters, officers, cadets and ratings) and attendance to all matters regarding discipline, wages and labor relations;

     - arrangements to supply the necessary stores and equipment for each tanker; and

     - continual monitoring of fleet performance and the initiation of necessary remedial actions to ensure that financial and operating targets are met.

     Our chartering staff, located in New York City, monitors fleet operations, tanker positions and spot market voyage charter rates worldwide. We believe that monitoring this information is critical to making informed bids on competitive brokered charters.

CREWING AND EMPLOYEES

     As of December 31, 2002, we employed approximately 67 office personnel. Approximately 34 of these employees are located in New York City and manage the commercial operations of our business. The other 33 employees are located in Piraeus, Greece and manage the technical operations of our business. Our 33 employees located in Greece are subject to Greece's national employment collective bargaining agreement which covers terms and conditions of their employment.

     As of December 31, 2002, we employed approximately 80 seaborne personnel to crew our fleet of 28 tankers, consisting of captains, chief engineers, chief officers and first engineers. The balance of each crew is staffed by employees of a third party to whom we contract for crew management services. We believe that we could obtain a replacement provider for these services, or could provide these services internally, without any adverse impact on our operations.

     We place great emphasis on attracting qualified crew members for employment on our tankers. Recruiting qualified senior officers has become an increasingly difficult task for tanker operators. We pay competitive salaries and provide competitive benefits to our personnel. We believe that the well-maintained quarters and equipment on our tankers help to attract and retain motivated and qualified seamen and officers. Our crew management services contractors have collective bargaining agreements that cover all the junior officers and seamen whom they provide to us.

CUSTOMERS

     Our customers include most oil companies, oil traders, tanker owners and others, although during the year ended December 31, 2002, no single customer accounted for more than 10% of our voyage revenues. During 2001, Skaugen PetroTrans, Inc., accounted for 12.6% of our voyage revenues.

COMPETITION

     International seaborne transportation of crude oil and other petroleum products is provided by two main types of operators: fleets owned by independent companies and fleets operated by oil companies (both private and state-owned). Many oil companies and other oil trading companies, the primary charterers of the tankers we own, also operate their own tankers and transport oil for themselves and third party charterers in direct competition with independent owners and operators. Competition for charters is intense and is based upon price, tanker location, the size, age, condition and acceptability of the tanker, and the quality and reputation of the tanker's operator.

     We compete principally with other Aframax and Suezmax owners. However, competition in the Aframax and Suezmax markets is also affected by the availability of alternative size tankers. Panamax size tankers and oil/bulk/ore carriers (which carry oil or dry bulk cargo) can compete for many of the same charters for which we compete. Because ULCCs and VLCCs cannot enter the ports we serve due to their large size, they rarely compete directly with our tankers for specific charters.

     Other significant operators of multiple Aframax and Suezmax tankers in the Atlantic basin include American Eagle Tankers, Inc. Limited, OMI Corporation, Overseas Shipholding Group, Inc. and Teekay Shipping Corporation. There are also numerous, smaller tanker operators in the Atlantic basin.

INSURANCE

     The operation of any ocean-going vessel carries an inherent risk of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to the risk of spills, and business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. OPA has made liability insurance more expensive for ship owners and operators imposing potentially unlimited liability upon owners, operators and bareboat charterers for oil pollution incidents in the 200-mile United States exclusive economic zone. We believe that our current insurance coverage is adequate to protect us against the principal accident-related risks that we face in the conduct of our business.

     Our protection and indemnity insurance, or P&I insurance, covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo and other third-party property and pollution arising from oil or other substances. Our current P&I insurance coverage for pollution is the maximum commercially available amount of $1.0 billion per tanker per incident and is provided by mutual protection and indemnity associations. Each of the tankers currently in our fleet is entered in a protection and indemnity association which is a member of the International Group of Protection and Indemnity Mutual Assurance Associations. The 14 protection and indemnity associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at $4.3 billion. As a member of protection and indemnity associations, which are in turn members of the International Group, we are subject to calls payable to the associations based on its claim records as well as the claim records of all other members of the individual associations and members of the pool of protection and indemnity associations comprising the International Group.

     Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding and engine breakdown. Our war risk insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. Our loss-of-hire insurance covers loss of revenue for up to 90 days resulting from tanker off hire for all of our tankers.

ENVIRONMENTAL AND OTHER REGULATION

     Government regulation significantly affects the ownership and operation of our tankers. They are subject to international conventions, national, state and local laws and regulations in force in the countries in which our tankers may operate or are registered. We cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our tankers.

Various governmental and quasi-governmental agencies require us to obtain permits, licenses and certificates for the operation of our tankers.

     We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all tankers and may accelerate the scrapping of older tankers throughout the industry. Increasing environmental concerns have created a demand for tankers that conform to the stricter environmental standards. We maintain operating standards for all of our tankers that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international regulations.

     Our tankers are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities (U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administration (country of registry) and charterers, particularly terminal operators and oil companies. Failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of our tankers.

INTERNATIONAL MARITIME ORGANIZATION

     The IMO has adopted regulations which set forth pollution prevention requirements applicable to tankers. These regulations, which have been implemented in many jurisdictions in which our tankers operate, provide, in part, that:

     - 25-year old tankers must be of double-hull construction or of a mid-deck design with double-sided construction, unless:

          (1) they have wing tanks or double-bottom spaces not used for the carriage of oil which cover at least 30% of the length of the cargo tank section of the hull or bottom; or

          (2) they are capable of hydrostatically balanced loading (loading less cargo into a tanker so that in the event of a breach of the hull, water flows into the tanker, displacing oil upwards instead of into the sea);

     - 30-year old tankers must be of double-hull construction or mid-deck design with double-sided construction; and

     -    all tankers will be subject to enhanced inspections.

     Also, under IMO regulations, a tanker must be of double-hull construction or a mid-deck design with double-sided construction or be of another approved design ensuring the same level of protection against oil pollution if the tanker:

     - is the subject of a contract for a major conversion or original construction on or after July 6, 1993;

     - commences a major conversion or has its keel laid on or after January 6, 1994; or

     - completes a major conversion or is a newbuilding delivered on or after July 6, 1996.

     As of December 31, 2002, we owned 8 single-hull tankers. Under the current regulations, these tankers will be able to operate for various periods for up to eight years before being required to be scrapped or retrofitted to conform to international environmental standards. Although 2 of these tankers are 15 years of age or older, the oldest was only 23 years old and, therefore, the IMO requirements currently in effect regarding 25- and 30-year old tankers will not begin to affect our fleet until 2005. Compliance with the new regulations regarding inspections of all tankers, however, could adversely affect our operations.

     The IMO has approved an accelerated time-table for the phase-out of single-hull oil tankers. The new regulations which took effect in September 2002, require the phase-out of most single-hull oil tankers by 2015 or earlier, depending on the age of the tanker and whether it has segregated ballast tanks. Under the new regulations, the maximum permissible age for single-hull tankers after 2007 will be 26 years, as opposed to 30 years under current regulations. The 8 single-hull tankers in our fleet, two of which are currently held for sale during 2003, will be phased-out by 2007 under the new regulations. The remaining 6 single-hull tankers would be phased out by 2015 unless retrofitted with a second hull. Also, more stringent maritime safety rules are also more likely to be imposed worldwide as a result of the oil spill in November 2002 relating to the loss of the M.T. PRESTIGE. The M.T. PRESTIGE was a 26-year old single-hull tanker owned by a company not affiliated with us. The M.T. PRESTIGE disaster could lead to proposals to accelerate the phasing out of single-hull tankers.

     The requirements contained in the International Safety Management Code, or ISM Code, promulgated by the IMO, also affect our operations. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We intend to rely upon the safety management system that we and our third party technical managers have developed.

     The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We have obtained documents of compliance for our offices and safety management certificates for all of our tankers for which the certificates are required by the IMO. We are required to renew these documents of compliance and safety management certificates annually.

     Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, as the case may be.

     The IMO has negotiated international conventions that impose liability for oil pollution in international waters and a signatory's territorial waters. Additional or new conventions, laws and regulations may be adopted which could limit our ability to do business and which could have a material adverse effect on our business and results of operations.

U.S. OIL POLLUTION ACT OF 1990 AND COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT

     OPA established an extensive regulatory and liability regime for environmental protection and cleanup of oil spills. OPA affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the United States. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA and CERCLA impact our operations.

     Under OPA, vessel owners, operators and bareboat charterers are "responsible parties" who are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from oil spills from their vessels. These other damages are defined broadly to include:

     -    natural resource damages and related assessment costs;

     -    real and personal property damages;

     -    net loss of taxes, royalties, rents, profits or earnings capacity;

     - net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards; and

     -    loss of subsistence use of natural resources.

     OPA limits the liability of responsible parties to the greater of $1,200 per gross ton or $10 million per tanker that is over 3,000 gross tons (subject to possible adjustment for inflation). The act specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners' responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

     These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party's gross negligence or willful misconduct. These limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. We believe that we are in substantial compliance with OPA, CERCLA and all applicable state regulations in the ports where our tankers call.

     OPA requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the act. The U.S. Coast Guard has enacted regulations requiring evidence of financial responsibility in the amount of $1,500 per gross ton for tankers, coupling the OPA limitation on liability of $1,200 per gross ton with the CERCLA liability limit of $300 per gross ton. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty. Under OPA regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under OPA and CERCLA. We have provided requisite guarantees and received certificates of financial responsibility from the U.S. Coast Guard for each of our tankers required to have one.

     We insure each of our tankers with pollution liability insurance in the maximum commercially available amount of $1.0 billion. A catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on our business.

     Under OPA, with certain limited exceptions, all newly-built or converted vessels operating in U.S. waters must be built with double-hulls, and existing vessels that do not comply with the double-hull requirement will be prohibited from trading in U.S. waters over a 20-year period (1995-2015) based on size, age and place of discharge, unless retrofitted with double-hulls. Notwithstanding the prohibition to trade schedule, the act currently permits existing single-hull and double-sided tankers to operate until the year 2015 if their operations within U.S. waters are limited to discharging at the Louisiana Offshore Oil Port or off-loading by lightering within authorized lightering zones more than 60 miles off-shore. Lightering is the process by which vessels at sea off-load their cargo to smaller vessels for ultimate delivery to the discharge port. The prohibition to trade schedule for our 8 single-hull and 6 double-sided tankers is as follows:

TANKER                                                                                             YEAR
AFRAMAX TANKERS
  KENTUCKY(1)...................................................................................... 2003
  WEST VIRGINIA(1)................................................................................. 2004
  GENMAR COMMANDER................................................................................. 2010
  GENMAR BOSS...................................................................................... 2013
  GENMAR SUN....................................................................................... 2013
  GENMAR LEONIDAS.................................................................................. 2015
  GENMAR GABRIEL................................................................................... 2015
  GENMAR NESTOR.................................................................................... 2015
  GENMAR GEORGE.................................................................................... 2015
SUEZMAX TANKERS
  GENMAR SPARTIATE................................................................................. 2010
  GENMAR ZOE....................................................................................... 2010
  GENMAR MACEDON................................................................................... 2010
  GENMAR ALTA...................................................................................... 2010
  GENMAR HARRIET................................................................................... 2010

(1)  Currently held for sale and to be sold during 2003

     Of the 19 tankers we agreed to acquire from Metrostar, 9 are double-hull tankers, 4 are double-sided tankers, 3 are double-bottomed tankers and 3 are single-hull tankers. These tankers are currently eligible to trade in U.S waters until the year set forth below at which time they will be subject to the same restrictions described above.

TANKER                                                                                             YEAR
3 Suezmax tankers.................................................................................. 2010
2 Aframax tankers.................................................................................. 2014
1 Suezmax tanker................................................................................... 2014
4 Suezmax tankers.................................................................................. 2015

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

     We have obtained vessel response plans approved by the U.S. Coast Guard for our tankers operating in the waters of the United States. In addition, the U.S. Coast Guard has announced it intends to propose similar regulations requiring certain vessels to prepare response plans for the release of hazardous substances.

OTHER REGULATION

     Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 and the Convention for the Establishment of an International Fund for Oil Pollution of 1971. Under these conventions and depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment that will come into effect on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately $6.1 million plus $858 for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability will be limited to approximately $122.1 million. The current maximum amount under the 1992 protocol is approximately $81.2 million. As the convention calculates liability in terms of Special Drawing Rights, or SDRs, a unit of account pegged to a basket of currencies, these figures are based on a conversion rate on January 13, 2003 of 1 SDR= $1.36025. The right to limit liability is forfeited under the International Convention on Civil Liability for Oil Pollution Damage where the spill is caused by the owner's actual fault and under the 1992 Protocol where the spill is caused by the owner's intentional or reckless conduct. Vessels trading to states which are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our P&I insurance covers the liability under the plan adopted by the IMO.

     The European Union is considering legislation that would: (1) ban manifestly sub-standard ships (defined as those over 15 years old that have been detained by port authorities at least twice in the past six months) from European waters and create an obligation of port states to inspect ships posing a high risk to maritime safety or the marine environment; (2) provide the European Commission with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies; and (3) accelerate the phasing in of double-hull tankers on the same schedule as that required under OPA. The European Union adopted a legislative resolution confirming an accelerated phase-out schedule for single-hull tankers in line with the schedule adopted by the IMO. Italy announced a ban of single-hull crude oil tankers over 5,000 dwt from most Italian ports, effective April 2001. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

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

THE INDENTURE FOR THE NOTES AND OUR CREDIT FACILITIES IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS THAT MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS.

     Our existing credit facilities and indenture for our senior notes that we issued when we completed our private debt placement on March 20, 2003, impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

     -    incur additional debt;

     -    pay dividends or make other restricted payments;

     -    create or permit certain liens;

     -    sell tankers or other assets;

     - create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

     -    engage in transactions with affiliates; and

     - consolidate or merge with or into other companies or sell all or substantially all of our assets.

     These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

     In addition, our credit facilities require us to maintain specified financial ratios and satisfy financial covenants. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants. We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our credit facilities would prevent us from borrowing additional money under the facilities and could result in a default under them. If a default occurs under our credit facilities, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets. Moreover, if the lenders under a credit facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a default under our other debt obligations.

WE ARE A HOLDING COMPANY, AND WE DEPEND ON THE ABILITY OF OUR SUBSIDIARIES TO DISTRIBUTE FUNDS TO US IN ORDER TO SATISFY OUR FINANCIAL AND OTHER OBLIGATIONS.

     We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests of our subsidiaries. As a result, our ability to make required payments on our senior notes depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, restrictions under our debt facilities, applicable corporate and limited liability company laws of the jurisdictions of their incorporation or organization and other laws and regulations. If we are unable to obtain funds from our subsidiaries, we will not be able to make payment on our credit facilities or pay interest or principal on our senior notes unless we obtain funds from other sources. We cannot assure you that we will be able to obtain the necessary funds from other sources.

AN INCREASE IN THE SUPPLY OF TANKER CAPACITY WITHOUT AN INCREASE IN DEMAND FOR TANKER CAPACITY COULD CAUSE CHARTER RATES TO DECLINE, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     Historically, the tanker industry has been cyclical. The profitability of companies and asset values in the industry have fluctuated based on changes in the supply of, and demand for, tanker capacity. The supply of tankers generally increases with deliveries of new tankers and decreases with the scrapping of older tankers, conversion of tankers to other uses, such as floating production and storage facilities, and loss of tonnage as a result of casualties. If the number of new ships delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, the charter rates paid for our tankers could materially decline.

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

     Historically, the crude oil markets have been volatile as a result of the many conditions and events that can affect the price, demand, production and transport of oil, as well as competition from alternative energy sources. Decreased demand for oil transportation may have a material adverse effect on our revenues, cash flows and profitability.

A DECLINE IN CHARTER RATES OR AN INCREASE IN COSTS COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     Our revenues depend on the rates that charterers pay for transportation of crude oil by Aframax and Suezmax tankers. Because many of the factors influencing the supply of and demand for tanker capacity are unpredictable, the nature, timing and degree of changes in charter rates are unpredictable. For the year ended December 31, 2002, the average daily rate in the spot market for our Aframax tankers was $13,318 and the average daily rate in the spot market for our Suezmax tankers was $15,410. In 2001, the average daily rate in the spot market for our Aframax tankers was $20,118 and the average daily rate in the spot market for our Suezmax tankers was $27,032. In 2000, the average daily rate in the spot market for our Aframax tankers was $27,531 and the average daily rate in the spot market for Suezmax tankers was $35,751. If charter rates fall, our revenues, cash flows and profitability could be materially and adversely affected.

     Our vessel operating expenses depend on a variety of factors including crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, many of which are beyond our control and affect the entire shipping industry. Some of these costs, primarily insurance and enhanced security measures implemented after September 11, 2001, are increasing. The terrorist attack on the VLCC LIMBURG in Yemen during October 2002 has resulted in even more emphasis on security and pressure on insurance rates. We expect these to increase direct vessel operating expenses for 2003. If costs continue to rise, that could materially and adversely affect our cash flows and profitability.

THE MARKET FOR CRUDE OIL TRANSPORTATION SERVICES IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

     Our tankers are employed in a highly competitive market. Our competitors include the owners of other Aframax and Suezmax tankers and, to a lesser degree, owners of other size tankers. Both groups include independent oil tanker companies as well as oil companies. We do not control a sufficiently large share of the market to influence the market price charged for crude oil transportation services.

     Our market share may decrease in the future. We may not be able to compete profitably as we expand our business into new geographic regions or provide new services. New markets may require different skills, knowledge or strategies than we use in our current markets, and the competitors in those new markets may have greater financial strength and capital resources than we do.

FLUCTUATIONS IN THE MARKET VALUE OF OUR FLEET MAY ADVERSELY AFFECT OUR LIQUIDITY, RESULT IN BREACHES UNDER OUR FINANCING ARRANGEMENTS AND SALES OF OUR TANKERS AT A LOSS.

     The market value of tankers fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or new buildings, types and sizes of tankers, and the cost of other modes of transportation. The market value of our fleet may decline as a result of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet. Declining tanker values could affect our ability to raise cash by limiting our ability to refinance tankers and thereby adversely impact our liquidity. In addition, declining tanker values could result in a breach of loan covenants, which could give rise to events of default under our credit facilities. Due to the cyclicality of the tanker market, the market value of one or more of our tankers may at various times be lower than their book value, and sales of those tankers during those times would result in losses. If we determine at any time that a tanker's future limited useful life and earnings require us to impair its value on our financial statements, that could result in a charge against our earnings and the reduction of our shareholder's equity. If for any reason we sell tankers at a time when tanker prices have fallen, the sale may be at less than the tanker's carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.

COMPLIANCE WITH SAFETY, ENVIRONMENTAL AND OTHER GOVERNMENTAL REQUIREMENTS MAY ADVERSELY AFFECT OUR OPERATIONS.

     The shipping industry in general, our business and the operation of our tankers in particular, are affected by a variety of governmental regulations in the form of numerous international conventions, national, state and local laws and national and international regulations in force in the jurisdictions in which such tankers operate, as well as in the country or countries in which such tankers are registered. These regulations include:

     - OPA, which imposes strict liability for the discharge of oil into the 200-mile United States exclusive economic zone, the obligation to obtain certificates of financial responsibility for vessels trading in United States waters and the requirement that newly constructed tankers that trade in United States waters be constructed with double-hulls;

     - the International Convention on Civil Liability for Oil Pollution Damage of 1969 entered into by many countries (other than the United States) relating to strict liability for pollution damage caused by the discharge of oil;

     - the IMO International Convention for the Prevention of Pollution from Ships with respect to strict technical and operational requirements for tankers;

     - the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, with respect to crew and passenger safety; and

     - the International Convention on Load Lines of 1966 with respect to the safeguarding of life and property through limitations on load capability for vessels on international voyages.

More stringent maritime safety rules are also more likely to be imposed worldwide as a result of the recent oil spill in November 2002 relating to the loss of the M.T. PRESTIGE, a 26-year old single-hull tanker owned by a company not affiliated with us. Additional laws and regulations may also be adopted that could limit our ability to do business or increase the cost of our doing business and that could have a material adverse effect on our operations. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. In the event of war or national emergency, our tankers may be subject to requisition by the government of the flag flown by the tanker without any guarantee of compensation for lost profits. We believe our tankers are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety/environmental laws and regulations and are insured against usual risks for such amounts as our management deems appropriate. The tankers' operating certificates and licenses are renewed periodically during each tanker's required annual survey. However, government regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require us to incur significant capital expenditure on our ships to keep them in compliance.

SHIPPING IS AN INHERENTLY RISKY BUSINESS AND OUR INSURANCE MAY NOT BE ADEQUATE.

     Our tankers and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, human error, war, terrorism, piracy and other circumstances or events. In addition, transporting crude oil creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. For instance, in Venezuela, an oil industry strike has lessened the flow of oil to the United States and, therefore, the demand for tankers on that route. Any of these events may result in loss of revenues, increased costs and decreased cash flows. In addition, following the terrorist attack in New York City on September 11, 2001, and the military response of the United States, the likelihood of future acts of terrorism may increase, and our tankers may face higher risks of attack. Future hostilities or other political instability, as shown by the attack on the LIMBURG in Yemen in October 2002, could affect our trade patterns and adversely affect our operations and our revenues, cash flows and profitability.

     We carry insurance to protect against most of the accident-related risks involved in the conduct of our business. We currently maintain the maximum commercially available amount of $1.0 billion in coverage for each of our tankers for liability for spillage or leakage of oil or pollution. We also carry insurance covering lost revenue resulting from tanker off hire for all of our tankers. Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our financial condition. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and we cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. Our payment of these calls could result in significant expenses to us which, could reduce our cash flows and place strains on our liquidity and capital resources.

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

WE MAY NOT BE ABLE TO GROW OR TO EFFECTIVELY MANAGE OUR GROWTH.

     We may not be able to grow or to effectively manage our growth. A principal focus of our strategy is to continue to grow by taking advantage of changing market conditions, which may include expanding our business in the Atlantic basin, the primary geographic area and market where we operate or expanding into other regions, or by increasing the number of tankers in our fleet. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

     - identify businesses engaged in managing, operating or owning tankers for acquisitions or joint ventures;

     -    identify tankers and/or shipping companies for acquisitions;

     - integrate any acquired businesses or tankers successfully with our existing operations;

     - hire, train and retain qualified personnel to manage and operate our growing business and fleet;

     -    identify new markets outside of the Atlantic basin;

     -    improve our operating and financial systems and controls; and

     -    obtain required financing for our existing and new operations.

     The failure to effectively identify, purchase, develop and integrate any tankers or businesses could harm our business, financial condition and results of operations. In January 2003, we agreed to acquire 19 additional tankers. We may have difficulty integrating these tankers into our existing operations or employing qualified personnel to manage and operate these tankers.

IF WE DEFAULT UNDER ANY OF OUR LOAN AGREEMENTS, WE COULD FORFEIT OUR RIGHTS IN OUR TANKERS AND THEIR CHARTERS.

     We have pledged all of our vessels and related collateral as security to the lenders under our loan agreements. Default under any of these loan agreements, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels and the related collateral, and we could lose our rights in the tankers and their charters.

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

IF WE LOSE ANY OF OUR CUSTOMERS OR A SIGNIFICANT PORTION OF OUR REVENUES, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

     We derive a significant portion of our voyage revenues from a limited number of customers, although during the year ended December 31, 2002, no single customer accounted for more than 10% of our voyage revenues. During the year ended December 31, 2001, Skaugen PetroTrans, Inc. accounted for 12.6% of our voyage revenues. If we lose a significant customer, or if a significant customer decreases the amount of business it transacts with us, our revenues, cash flows and profitability could be materially and adversely affected.

AS OUR FLEET AGES, THE RISKS ASSOCIATED WITH OLDER VESSELS COULD ADVERSELY AFFECT OUR OPERATIONS.

     In general, the costs to maintain a tanker in good operating condition increase as the tanker ages. As of December 31, 2002, the average age of our 28-tanker fleet was 12.3 years. Due to improvements in engine technology, older tankers typically are less fuel-efficient than more recently constructed tankers. Cargo insurance rates increase with the age of a tanker, making older tankers less desirable to charterers.

     Governmental regulations, safety or other equipment standards related to the age of tankers may require expenditures for alterations or the addition of new equipment to our tankers, and may restrict the type of activities in which our tankers may engage. We cannot assure you that, as our tankers age, market conditions will justify any required expenditures or enable us to operate our tankers profitably during the remainder of their useful lives.

OUR INABILITY TO OPERATE TWO OF OUR SINGLE-HULL TANKERS IN U.S. WATERS BEGINNING IN 2003 AND 2004 AND AN ACCELERATION OF THE CURRENT LATER PROHIBITION TO TRADE DEADLINES FOR OUR OTHER SINGLE-HULL AND DOUBLE-SIDED TANKERS COULD ADVERSELY AFFECT OUR OPERATIONS.

     Under OPA, all oil tankers that do not have double-hulls will not be permitted to come to U.S. ports or trade in U.S. waters by 2015. Our 28-tanker fleet consists of 14 double-hull tankers, 6 double-sided tankers and 8 single-hull tankers. Based on the current prohibition to trade schedule, two of our Aframax tankers, the KENTUCKY and the WEST VIRGINIA, currently held for sale, which were built in 1980 and 1981, respectively, will not be eligible to carry oil as cargo within the 200-mile United States exclusive economic zone starting in 2003 and 2004, except that they may trade in U.S. waters until 2015 if their operations are limited to discharging their cargoes at the Louisiana Offshore Oil Port or off-loading by lightering within authorized lightering zones more than 60 miles off-shore. Our 6 other single-hull and 6 double-sided tankers, all of which were built in 1985 or later, are currently eligible to trade in U.S. waters until the year set forth below when they would be subject to the same restriction:

CATEGORY OF TANKER                                                                         PROHIBITION TO TRADE
                                                                                                   YEAR
5 Suezmax tankers......................................................................                    2010
1 Aframax tanker.......................................................................                    2010
2 Aframax tankers......................................................................                    2013
4 Aframax tankers......................................................................                    2015

     Of the 19 tankers we agreed to acquire from Metrostar, 9 are double-hull tankers, 4 are double-sided tankers, 3 are double-bottomed tankers and 3 are single-hull tankers. The double-sided tankers, the double-bottomed tankers and the single-hull tankers are currently eligible to trade in U.S waters until the year set forth below when they would be subject to the same restrictions described above.

CATEGORY OF TANKER                                                                         PROHIBITION TO TRADE
                                                                                                   YEAR
3 Suezmax tankers......................................................................                    2010
2 Aframax tankers......................................................................                    2014
1 Suezmax tanker.......................................................................                    2014
4 Suezmax tankers......................................................................                    2015

     However, the adoption of proposals to accelerate the prohibition to trade of all non-double-hull tankers following the M.T. PRESTIGE disaster in November 2002 could adversely affect the remaining useful lives of all of our tankers and our ability to generate income from them.

OUR REVENUES MAY BE ADVERSELY AFFECTED IF WE DO NOT SUCCESSFULLY EMPLOY OUR TANKERS.

     We seek to deploy our tankers between spot market voyage charters and time charters in a manner that maximizes long-term cash flow. As of March 1, 2003, 6 of our tankers were contractually committed to time charters, with the remaining terms of these charters expiring on dates between May 2003 and March 2004. Although these time charters provide reliable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable. In part, due to our recent agreement to acquire 19 additional tankers with as many as 3 tankers subject to time charters, 38 of the tankers in our fleet following the proposed acquisition will be available either for entering into new time charters or trading in the spot market during 2003.

     We earned 80.5% of our net voyage revenue from spot market voyage charters for the year ended December 31, 2002. The spot market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based on tanker and oil supply and demand and other factors. We cannot assure you that future spot market voyage charters will be available at rates that will allow us to operate our tankers profitably.

WE MAY NOT BUY ALL 19 TANKERS FROM METROSTAR.

     We have presented combined fleet data in this annual report based on our agreement to purchase 19 tankers from Metrostar. It is possible, however, that the seller could breach the agreement, we could reject a vessel after inspection or the seller and we could not reach satisfactory arrangements with respect to vessels on time charters. In that case, our combined fleet data presented in this annual report would have to be adjusted.

WE MAY INCUR UNANTICIPATED CONTINGENT LIABILITIES AS A RESULT OF OUR ACQUISITION OF THE TANKERS FROM METROSTAR.

     Our acquisition of the tankers from Metrostar is expected to include the direct purchase of most of the tankers and may include the purchase of the equity of the entities that own some of the tankers in order to allow us to keep existing time charters in place. We may incur unforeseen environmental, tax, litigation or other liabilities in connection with our acquisition of the tankers from Metrostar or we may underestimate the known liabilities. If such liabilities materialize or are greater than we estimate, they could have a material adverse effect on us.

WE MAY FACE UNEXPECTED REPAIR COSTS FOR OUR TANKERS.

     Repairs and maintenance costs are difficult to predict with certainty and may be substantial. Many of these expenses are not covered by our insurance. Large repair expenses could decrease our profits and reduce our liquidity.

ARRESTS OF OUR TANKERS BY MARITIME CLAIMANTS COULD CAUSE A SIGNIFICANT LOSS OF EARNINGS FOR THE RELATED OFF HIRE PERIOD.

     Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by "arresting" or "attaching" a vessel through foreclosure proceedings. The arrest or attachment of one or more of our tankers could result in a significant loss of earnings for the related off-hire period.

     In addition, in jurisdictions where the "sister ship" theory of liability applies, a claimant may arrest both the vessel which is subject to the claimant's maritime lien and any "associated" vessel, which is any vessel owned or controlled by the same owner. In countries with "sister ship" liability laws, claims might be asserted against us, any of our subsidiaries or our tankers for liabilities of other vessels that we own.

OUR TANKERS MAY BE REQUISITIONED BY GOVERNMENTS WITHOUT ADEQUATE COMPENSATION.

     A government could requisition for title or seize our tankers. Under requisition for title, a government takes control of a vessel and becomes its owner. Also, a government could requisition our tankers for hire. Under requisition for hire, a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Although we as owner would be entitled to compensation in the event of a requisition, the amount and timing of payment would be uncertain.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING SKILLED EMPLOYEES.

     The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel, including ships' officers, in the future could have a material adverse effect on our business, financial condition and operating results. Our future success depends particularly on the continued service of Peter C. Georgiopoulos, our Chairman, President and Chief Executive Officer.

PORTIONS OF OUR INCOME MAY BE SUBJECT TO U.S. TAX.

     If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our net income and cash flow would be reduced by the amount of such tax.

     We will qualify for exemption under Section 883 if, among other things, our stock is treated as primarily and regularly traded on an established securities market in the United States. Under the currently proposed Section 883 regulations, we might not satisfy this publicly-traded requirement for any taxable year in which 50% or more of our stock is owned at any time during that year by persons who actually or constructively own 5% or more of our stock, or 5% shareholders.

     We believe that based on the ownership of our stock in 2002, we satisfied the publicly-traded requirement under the currently proposed Section 883 regulations. However, we can give no assurance that future changes and shifts in the ownership of our stock by 5% shareholders would not preclude us from qualifying for the Section 883 exemption in 2003 or in the future. Furthermore, the proposed Section 883 regulations are not yet in effect and the final regulations, when adopted, could differ from the proposed regulations.

     If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax imposed without allowance for deductions. For fiscal year 2002, the vast majority of our revenues were attributable to transportation beginning or ending in the United States. If we had been subject to this 4% tax on our gross shipping income during 2002, the tax would have been approximately U.S. $4.5 million.

INCREASES IN TONNAGE TAXES ON OUR TANKERS WOULD INCREASE THE COSTS OF OUR OPERATIONS.

     Our tankers are currently registered under the following flags: Liberia, Malta, and the Republic of the Marshall Islands. These jurisdictions impose taxes based on the tonnage capacity of each of the vessels registered under their flag. The tonnage taxes imposed by these countries could increase, which would cause the costs of our operations would increase.

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

IT MAY NOT BE POSSIBLE FOR OUR INVESTORS TO ENFORCE U.S. JUDGMENTS AGAINST US.

     We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are organized in the Republic of Liberia and the Marshall Islands. Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our or the assets of our subsidiaries are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiaries based upon these laws.

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

     Several provisions of our amended and restated articles of incorporation and our bylaws could discourage, delay or prevent a merger or acquisition that. shareholders may consider favorable. These provisions include:

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

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We have entered into registration rights agreements with the securityholders who received shares in our recapitalization transactions that entitle them to have an aggregate of 29,000,000 shares registered for sale in the public market. In addition, those shares became eligible for sale in the public market beginning on June 12, 2002, pursuant to Rule 144 under the Securities Act. We also registered on Form S-8 an aggregate of 2,900,000 shares issuable upon exercise of options we have granted to purchase common stock or reserved for issuance under our equity compensation plans.

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

     We time chartered one of our tankers, the GENMAR HARRIET, to an affiliate of OMI Corporation in September 1997, for a period of approximately four years. Under the charter, we had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days' written notice with a payment of $1.0 million to the charterer, which payment has been made by us. On October 2, 2000, we gave notice to the charterer that this option was being exercised. Subsequently, it was calculated that redelivery was to take place on February 2, 2001. In January 2001, the charterer indicated that it was not possible to complete a laden voyage by such date. The charterer asserted that the tanker would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. The charterer demanded arbitration and, under protest, redelivered the tanker to us on January 14, 2001, and demanded damages in the amount of approximately $1.9 million, exclusive of interest and costs, as a result of its inability to commence and complete another voyage. Our position was that pursuant to the terms of the charter and the existing law, the charterer was not entitled to commence another voyage if the tanker could not reasonably be redelivered prior to the redelivery date. We counterclaimed that the charterer's anticipatory breach of the charter has damaged us. The parties presented their claims before a sole arbitrator in 2001. We have settled the arbitration subsequent to December 31, 2002, by making a payment to the charter in the approximate amount of $400,000 which was adequately accrued for on our December 31, 2002 balance sheet.

     On March 14, 2001, the GENMAR HECTOR experienced severe weather while unloading at the BPAmoco Co. terminal in Texas City, Texas. As a result of heavy winds, the tanker became separated from the terminal. The terminal's loading arms were damaged and there was a discharge of approximately 200 to 300 barrels of oil. The U.S. Coast Guard has determined that this oil originated from the terminal and that BPAmoco is the responsible party for the discharge under OPA, although BPAmoco retains a right of contribution against the tanker. On March 16, 2001, BPAmoco Corporation, BPAmoco Oil Co. and Amoco Oil Company filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division, against the GENMAR HECTOR IN REM, seeking damages in the amount of $1.5 million. The protection and indemnity association for this tanker, which provides insurance coverage for such incidents, issued a letter to BPAmoco Co., et al. guaranteeing the payment of up to $1.5 million for any damages for which this tanker may be found liable in order to prevent the arrest of the tanker. On July 31, 2001, the plaintiffs filed an amended complaint which added as defendants United Overseas Tankers Ltd., (a subsidiary of ours) and us. On or about August 3, 2001, Valero Refining Company-Texas and Valero Marketing & Supply Co., co-lessors with BPAmoco of the BPAmoco terminal and the voyage charterer of the tanker, intervened in the above-referenced lawsuit, asserting claims against the tanker, Genmar Hector Ltd., United Overseas Tankers Ltd., us and BPAmoco in the aggregate amount of approximately $3.2 million. On or about September 28, 2001, BPAmoco filed a second amended complaint, increasing the aggregate amount of its claims against the defendants, including us, from $1.5 million to approximately $3.2 million. BPAmoco asserted that such increase is due to subsequent demurrage claims made against BPAmoco by other vessels whose voyages were delayed or otherwise affected by the incident. We believe that the claims asserted by BPAmoco are generally the same as those asserted by Valero Refining Company-Texas and Valero Marketing & Supply Co. and that, as a result, the aggregate amount of such claims taken together will be approximately $3.2 million. A counterclaim has been filed on behalf of us and the other defendants against the BPAmoco and Valero plaintiffs for approximately $25,000. On October 30, 2001, these two civil actions were consolidated and on December 26, 2001, a complaint for damages in an unspecified amount due to personal injuries from the inhalation of oil fumes was filed by certain individuals against our tanker, BPAmoco, United Overseas Tankers Ltd., and General Maritime Corporation. These personal injury plaintiffs filed an amended complaint on January 24, 2002, adding another individual as a plaintiff and asserting a claim against United Overseas Tankers Ltd. and General Maritime Corporation for punitive damages. We believe that the claim for punitive damages is without merit. On February 27, 2002, Southern States Offshore, Inc. filed an independent suit against BPAmoco, us, United Overseas Tankers Ltd. and Valero seeking damages sustained by the M/V SABINE SEAL, which is owned and operated by Southern States Offshore and was located adjacent to the BPAmoco dock on the day of the spill, and for maintenance and cure paid to the individual personal injury claimants who were members of the crew of the SABINE SEAL. The amount of the claim is estimated to be approximately $100,000. This action has now been consolidated with the other claims. With the possible exception of the claim for punitive damages, all of the claims asserted against us appear to be covered by insurance. The parties have now agreed to a settlement in principle which would involve a payment by us that is wholly covered by insurance. Accordingly, we believe that this incident will have no material effect on our operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Our common stock has traded on the New York Stock Exchange under the symbol "GMR" since our initial public offering on June 12, 2001. The following table sets forth for the periods indicated the high and low prices for the common stock as of the close of trading as reported on the New York Stock Exchange:

        FISCAL YEAR ENDED DECEMBER 31, 2002                    HIGH              LOW
        -----------------------------------                    ----              ---
              1st Quarter...................................  $12.53            $9.00
              2nd Quarter...................................  $14.20            $9.07
              3rd Quarter...................................  $10.89            $6.30
              4th Quarter...................................  $7.45             $4.87


     As of December 31, 2002, there were approximately 250 holders of our common stock.

     We have never declared or paid any cash dividends on our capital stock. General Maritime currently intends to retain all available earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The credit facilities and indenture for our senior notes impose limitations or prohibitions on the payment of dividends without the lenders' consent or in conjunction with a subsidiary's failure to comply with various financial covenants.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

                                                                                                   YEAR ENDED DECEMBER 31,
                                                           2002          2001          2000          1999           1998
                                                         ---------     ---------     ---------     ---------     ---------
INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage Revenues                                          $ 226,357     $ 217,128     $ 132,012     $  71,476     $  62,031
Voyage Expenses                                            (80,790)      (52,099)      (23,996)      (16,742)      (10,247)
                                                         ---------     ---------     ---------     ---------     ---------
  Net voyage revenue                                       145,567       165,029       108,016        54,734        51,784
Direct vessel operating expenses                            55,241        42,140        23,857        19,269        15,684
General and administrative expenses *                       12,026         9,550         4,792         3,868         2,828
Other                                                            -             -         5,272             -             -
Write down of vessels                                       13,100             -             -             -             -
Depreciation and amortization                               60,431        42,820        24,808        19,810        16,493
                                                         ---------     ---------     ---------     ---------     ---------
  Operating income (loss)                                    4,769        70,519        49,287        11,787        16,779
Net interest expense                                        14,511        16,292        19,005        16,525        14,654
Other expense                                                    -         3,006             -             -             -
                                                         ---------     ---------     ---------     ---------     ---------
  Net income (loss)                                         (9,742)       51,221        30,282        (4,738)        2,125
                                                         =========     =========     =========     =========     =========
Basic and fully diluted earnings per share
  Net income (loss)                                      $   (0.26)    $    1.70     $    1.60     $   (0.33)    $    0.21
  Weighted average basic shares outstanding, thousands      36,981        30,145        18,877        14,238        10,166

BALANCE SHEET DATA, AT END OF PERIOD
(Dollars in thousands)
Cash                                                     $   2,681     $  17,186     $  23,523     $   6,842     $   6,411
Current assets, including cash                              43,841        45,827        37,930        13,278        12,121
Total assets                                               782,277       850,521       438,922       351,146       345,633
Current liabilities, including current portion of           77,519        83,970        41,880        28,718        21,663
 long-term debt
  Current portion of long-term debt                         62,003        73,000        33,050        20,450        18,982
Total long-term debt, including current portion            280,011       339,600       241,785       202,000       241,625
Shareholders' equity                                       481,636       495,690       186,910       125,878        99,650

OTHER FINANCIAL DATA
(Dollars in thousands)
Adjusted EBITDA(1)                                       $  78,353     $ 113,339     $  79,397     $  31,597     $  33,272
Net cash provided by operating activities                   43,638        83,442        47,720        12,531        15,665
Net cash provided (used) by investing activities             2,034      (261,803)      (85,865)      (18,688)     (159,206)
Net cash provided (used) by financing activities           (60,177)      172,024        54,826         6,588       146,661
Capital expenditures
  Vessel sales (purchases), gross including deposits         2,251      (256,135)      (85,500)      (18,200)     (158,700)
  Drydocking or capitalized survey or improvement          (13,546)       (3,321)       (3,168)       (4,074)         (250)
   costs
Weighted average long-term debt, including current         313,537       283,255       233,010       219,008       203,398
 portion

FLEET DATA
Total number of vessels at end of period                      28.0          29.0          14.0          11.0          10.0
Average number of vessels(2)                                  28.9          21.0          12.6          10.3           8.3
Total voyage days for fleet(3)                              10,010         7,374         4,474         3,603         3,030
  Total time charter days for fleet **                       1,490         1,991         2,174         1,738         1,679
  Total spot market days for fleet                           8,520         5,383         2,300         1,865         1,351
Total calendar days for fleet(4)                            10,536         7,664         4,599         3,756         3,030
Fleet utilization(5)                                          95.0%         96.2%         97.3%         95.9%        100.0%

AVERAGE DAILY RESULTS
Time charter equivalent(6)                               $  14,542     $  22,380     $  24,143     $  15,191     $  17,090
Direct vessel operating expenses(7)                          5,243         5,499         5,187         5,130         5,176
General and administrative expenses(8)                       1,136         1,246         1,042         1,030           934
Total vessel operating expenses(9)                           6,379         6,745         6,229         6,160         6,110
Adjusted EBITDA(10)                                          7,437        14,788        17,257         8,412        10,981

** During 1998 our vessels operated 143 days on bareboat contracts which are included in time charter days

                                                                                                   YEAR ENDED DECEMBER 31,
                                                           2002          2001          2000          1999          1998
                                                         ---------     ---------     ---------     ---------     ---------
ADJUSTED EBITDA RECONCILIATION
(Dollars in thousands)
NET INCOME                                               $  (9,742)    $  51,221     $  30,282     $  (4,738)    $  2,125
+ Depreciaton and amortization                              60,431        42,820        24,808        19,810        16,493
+ Taxes                                                          -             -             -             -             -
+ Net interest expense                                      14,511        16,292        19,005        16,525        14,654
+ Other Gains or losses                                     13,100         3,006         5,272             -             -
+ * Non-recurring organizational, legal, other
  one-time fees and non-cash charges (these charges
  are elimated from calculation of daily general
  and administrative expense)                                   53             -            30             -             -
                                                         ---------     ---------     ---------     ---------     ---------
ADJUSTED EBITDA(1)                                          78,353       113,339        79,397        31,597        33,272

(1) Adjusted EBITDA represents net voyage revenues less direct vessel expenses and general and administrative expenses excluding non-cash or one-time charges as well as other income or expenses. Adjusted EBITDA is included because it is used by certain investors to measure a company's financial performance. Adjusted EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income or any other indicator of a company's performance required by GAAP. The definition of Adjusted EBITDA used here may not be comparable to that used by other companies.
(2) Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was a part of our fleet during the period divided by the number of calendar days in that period.
(3) Voyage days for fleet are the total days the vessels were in our possession for the relevant period net of off hire days associated with major repairs, drydocks or special or intermediate surveys.
(4) Calendar days are the total days the vessels were in our possession for the relevant period including off hire days associated with major repairs, drydockings or special or intermediate surveys.
(5) Fleet utilization is the percentage of time that our vessels were available for revenue generating voyage days, and is determined by dividing voyage days by fleet calendar days for the relevant period.
(6) Time charter equivalent, or TCE, is a measure of the average daily revenue performance of a vessel on a per voyage basis. Our method of calculating TCE is consistent with industry standards and is determined by dividing net voyage revenue by voyage days for the relevant time period. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by the charterer under a time charter contract.
(7) Daily direct vessel operating expenses is calculated by dividing DVOE, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, by fleet calendar days for the relevant time period.
(8) Daily general and administrative expense is calculated by dividing general and administrative expenses, adjusted to exclude non-recurring organizational, legal, other one-time fees and non-cash expenses, by fleet calendar days for the relevant time period.
(9) Total vessel operating expenses, or TVOE, is a measurement of our total expenses associated with operating our vessels. Daily TVOE is the sum of daily direct vessel operating expenses, or daily DVOE, and daily general and administrative expenses, or G&A, adjusted to exclude certain expenses. Our method of calculating daily DVOE is dividing DVOE, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, by fleet calendar days for the relevant time period. Our method of calculating daily G&A is dividing general and administrative expenses adjusted to exclude non-recurring organizational, legal, other one-time fees and non-cash expenses, by fleet calendar days for the relevant time period.

(10) Adjusted EBITDA per vessel is Adjusted EBITDA divided by fleet calendar days for the relevant time period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2002 and 2001 and for the years ended December 31, 2001and 2000. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of December 31, 2002 our fleet consisted of 28 tankers, 23 Aframax and 5 Suezmax tankers, with a total cargo carrying capacity of 3.0 million deadweight tons.

On January 29, 2003 the Company agreed to acquire 19 tankers consisting of 5 Aframax and 14 Suezmax tankers from Metrostar Management Corporation, a world-class quality operator of tankers based in Athens, Greece for $525.0 million. The acquisition of the tankers is expected to conclude by April 30, 2003 during which time the tankers will be integrated into General Maritime's fleet operations as they complete their existing voyages. On a combined basis, the Company's new fleet will be composed of 47 tankers including 28 Aframax and 19 Suezmax tankers with a total cargo carrying capacity of 5.6 million deadweight tons.

We actively manage the deployment of our fleet between spot market voyage charters, which generally last from several days to several weeks, and time charters, which can last up to several years. A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon total amount. Under spot market voyage charters, we pay voyage expenses such as port, canal and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate. Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs.

Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in tanker rates although we are exposed to the risk of declining tanker rates. We are constantly evaluating opportunities to increase the number of our tankers deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria.

We primarily operate in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa and the North Sea. We also currently operate tankers in the Black Sea and in other regions worldwide which we believe enable us to take advantage of market opportunities and to position our tankers in anticipation of drydockings.

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Through our subsidiaries, General Maritime Management LLC and United Overseas Tankers Ltd., we currently provide the commercial and technical management necessary for the operations of our tankers, which include ship maintenance, officer staffing, technical support, shipyard supervision, insurance and financial management services through our wholly owned subsidiaries.

For discussion and analysis purposes only, we evaluate performance using net voyage revenues. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter. We believe that presenting voyage revenues, net of voyage expenses, neutralizes the variability created by unique costs associated with particular voyages or the deployment of tankers on time charter or on the spot market and presents a more accurate representation of the revenues generated by our tankers.

Our voyage revenues and voyage expenses are recognized ratably over the duration of the voyages and the lives of the charters, while direct vessel expenses are recognized when incurred. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. We calculate time charter equivalent, or "TCE," rates by dividing net voyage revenue by voyage days for the relevant time period. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. We allocate corporate income and expenses, which include general and administrative and net interest expense, to tankers on a pro rata basis based on the number of months that we owned a tanker. We calculate daily direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that we owned each tanker for the period.

We depreciate our tankers on a straight-line basis over their estimated useful lives determined to be 25 years from the date of their initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value of $125 per lightweight ton. We capitalize the total costs associated with a drydock and amortize these costs on a straight-line basis over the period between drydockings, which is typically 30 to 60 months and usually expense total costs associated with intermediate surveys during the period in which they occur. If these intermediate survey costs are capitalized, they will be amortized over an approximate 30-month period until the tanker's next drydocking. In such a case any unamortized costs associated with the tanker's previous drydocking will be expensed during the period in which the intermediate survey occurred. We capitalize our expenditures for major maintenance and repairs if the work extends the operating life of the tanker or improves the tanker's performance, otherwise we expense those costs as incurred. In instances where capitalization is appropriate, we capitalize total expenditures associated with replaced parts, less the depreciated value of the old part being replaced, and we depreciate them on a straight line basis over the shorter of the remaining life of the new part or tanker.

RESULTS OF OPERATIONS

Margin analysis for the indicated items as a percentage of net voyage revenues for years ended December 31, 2002, 2001 and 2000 are set forth in the table below.

                        INCOME STATEMENT MARGIN ANALYSIS
                           (% OF NET VOYAGE REVENUES)

                                                        YEAR ENDED DECEMBER 31,
                                                2002           2001       2000
                                                ----           ----       ----
           INCOME STATEMENT DATA

           Net voyage revenues(1)                100%           100%       100%
           Direct vessel expenses               37.9           25.5       22.1
           General and administrative            8.3            5.8        4.4
           Other                                   -              -        4.9
           Write down of vessels                 9.0              -          -
           Depreciation and amortization        41.5           25.9       23.0
           Total operating expenses             96.7           57.2       54.4
           Operating income                      3.3           42.8       45.6
           Net interest expense                 10.0            9.9       17.6
           Other expense                           -            1.8          -
           Net income                           -6.7           31.1       28.0
           Adjusted EBITDA                      53.8%          68.7%      73.5%

(1) Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

                                                  YEAR ENDED DECEMBER 31,
                                      2002          2001          2000
                                   ---------     ---------      ---------
        Voyage revenues            $ 226,357     $ 217,128      $ 132,012
        Voyage expenses              (80,790)      (52,099)       (23,996)
                                   ---------     ---------      ---------
           NET VOYAGE REVENUES       145,567       165,029        108,016

"Same Fleet" data consists of financial and operational data only from those tankers that were part of our fleet for both complete periods under comparison. Management believes that this presentation facilitates analysis of operational and financial performance of tankers after they have been completely integrated into our operations. Same Fleet data set forth in the table below is provided for comparison of the periods for the years ended: December 31, 2002 and 2001 and the years ended December 31, 2001 and 2000. The tankers which comprise the Same Fleet for periods not directly compared are not necessarily the same. As a result, comparison of Same Fleet data provided for periods which are not directly compared in the table below will not yield meaningful results.

                               SAME FLEET ANALYSIS

                                      YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                        2002          2001             2001            2000
                                        ----          ----             ----            ----
INCOME STATEMENT DATA
(Dollars in thousands)
Net voyage revenue                    $ 79,787      $ 124,654        $ 95,576        $ 87,896
Direct vessel expenses                  28,955         30,099          23,043          20,833
INCOME STATEMENT MARGIN ANALYSIS
(% of net voyage revenues)
Direct vessel expenses                    36.3%          24.1%           24.1%           23.7%
Adjusted EBITDA                           56.4%          70.9%           70.8%           71.6%
OTHER FINANCIAL DATA
(Dollars in thousands)
Adjusted EBITDA                       $ 45,035      $  88,407        $ 67,703        $ 62,928
FLEET DATA
Number of vessels                           14             14              11              11
  Number of Aframax vessels                  9              9               9               9
  Number of Suezmax vessels                  5              5               2               2
Total calendar days for fleet            5,110          5,110           4,015           4,026
Total voyage days for fleet              4,852          4,886           3,871           3,918
Total time charter days for fleet        1,193          1,677           1,677           2,174
Total spot market days for fleet         3,659          3,209           2,194           1,744
Capacity utilization                      95.0%          95.6%           96.4%           97.3%
AVERAGE DAILY RESULTS
TCE                                   $ 16,444      $  25,512        $ 24,690        $ 22,434
Direct vessel expenses                   5,666          5,890           5,739           5,175
Adjusted EBITDA                          8,813         17,301          16,863          15,630

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

VOYAGE REVENUES-Voyage revenues increased by $9.2 million, or 4.3%, to $226.4 million for the year ended December 31, 2002 compared to $217.1 million for the prior year. This increase is due to the increase in the average number of tankers in our fleet during the year ended December 31, 2002 compared to the prior year due to a weaker spot market during the year ended December 31, 2002 compared to the prior year. The average size of our fleet increased 37.5% to
28.9 tankers (23.9 Aframax, 5.0 Suezmax) during 2002 compared to 21.0 tankers (16.0 Aframax, 5.0 Suezmax) during the prior year. This increase in voyage revenues is also due to changes in the deployment of our tankers operating on time charter contracts or in the spot market. The number of days that our tankers operated in the spot market increased to 8,520 for the year ended December 31, 2002 compared to 5,383 days for the prior year. Typically tankers operating on the spot market generate higher voyage revenues than those operating on time charter, as the owner not the charterer is responsible for voyage expenses.

VOYAGE EXPENSES-Voyage expenses increased $28.7 million, or 55.1%, to $80.8 million for the year ended December 31, 2002 compared to $52.1 million for the prior year. This increase is primarily due to the increase in the average number of tankers in our fleet for the year ended December 31, 2002 compared to the prior year, as well as the mix of deployment of our tankers operating on time charter contracts or in the spot market. Typically, tankers operating on the spot market incur higher voyage expenses than those operating on time charter contract, as the owner not the charterer are responsible for voyage expenses.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $19.5 million, or 11.8%, to $145.6 million for the year ended December 31, 2002 compared to $165.0 million for the prior year. This decrease is the result of the overall weaker spot market during the year ended December 31, 2002 compared to the prior year. The magnitude of the decrease in net voyage revenues was mitigated by the growth in the average number of tankers in our fleet. The average size of our fleet increased 37.5% to 28.9 tankers (23.9 Aframax, 5.0 Suezmax) for the year ended December 31, 2002 compared to 21.0 tankers (16.0 Aframax, 5.0 Suezmax) for the prior year, while our average TCE rates declined 35.0% to $14,542 compared to $22,380 for these same periods. The total decrease in our net voyage revenues of $19.5 million resulted from a decrease of $44.9 million in our Same Fleet revenues, to $79.8 million from $124.7 million, and an increase of $25.5 million, to $65.8 million from $40.3 million, from tankers that we acquired during 2001 that are not considered Same Fleet. Tankers that are not considered Same Fleet tankers are the tankers we acquired after December 31, 2000: During 2001, we acquired the GENMAR ALEXANDRA, GENMAR HECTOR, GENMAR PERICLES, WEST VIRGINIA, KENTUCKY, GENMAR SPIRIT in June, the STAVANGER PRINCE, GENMAR NESTOR, GENMAR STAR, GENMAR TRUST, GENMAR CHAMPION and GENMAR LEONIDAS in July, and the GENMAR TRADER, GENMAR ENDURANCE and GENMAR CHALLENGER in August. We disposed of the STAVANGER PRINCE during October 2002 and sold it for scrap (see Write Down of Vessels below). Our fleet consisted of 28 tankers (23 Aframax, 5 Suezmax) on December 31, 2002 and 29 tankers (24 Aframax, 5 Suezmax) on December 31, 2001. On an overall fleet basis:

     - Average daily time charter equivalent rate per tanker decreased by $7,838, or 35.0%, to $14,542 ($14,352 Aframax, $15,410 Suezmax) for
          the year ended December 31, 2002 compared to $22,380 ($21,053 Aframax, $26,905 Suezmax) for the prior year.

     - 28.3 million, or 19.5%, of net voyage revenue was generated by time charter contracts ($28.3 million Aframax, Suezmax tankers did not operate on time charter during this period) and $117.2 million, or 80.5%, was generated in the spot market ($89.5 million Aframax, $27.7 million Suezmax) for the year ended December 31, 2002, compared to $45.8 million, or 27.8%, of our net voyage revenue generated by time charter contracts ($43.4 million Aframax, $2.4 million Suezmax), and $119.2 million, or 72.2%, generated in the spot market ($76.6 million Aframax, $42.6 million Suezmax) for the prior year.

     - Tankers operated an aggregate of 1,490 days, or 14.9%, on time charter contracts (1,490 days Aframax, 0 days Suezmax) and 8,520 days, or 85.1%, in the spot market (6,722 days Aframax, 1,798 days Suezmax) for the year ended December 31, 2002, compared to 1,991 days, or 27.0%, on time charter contracts (1,894 days Aframax, 97 days Suezmax) and 5,383 days, or 73.0%, in the spot market (3,808 days Aframax, 1,575 days Suezmax) for the prior year.

     - Average daily time charter rates were $19,017 ($19,017 Aframax, Suezmax tankers did not operate on time charter during this period) for the year ended December 31, 2002 compared to average daily time charter rates of $23,025 ($22,932 Aframax, $24,851 Suezmax) for the prior year. This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with our remaining time charter contracts.

     - Average daily spot rates were $13,760 ($13,318 Aframax, $15,410 Suezmax) for the year ended December 31, 2002, compared to average daily spot rates of $22,141 ($20,118 Aframax, $27,032 Suezmax) for the prior year.

We are constantly evaluating opportunities to increase the number of our tankers deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. The following table summarizes the portion of the our fleet on time charter as of March 1, 2003:

    VESSEL                    EXPIRATION DATE               AVERAGE DAILY RATE(1)
    ------                    ---------------               ---------------------
Genmar Alexandra             February 20, 2004(2)              Market Rate(3)
Genmar George *              May 24, 2003(4)                   $      20,000
Genmar Ajax *                August 12, 2003                   $      23,000
Genmar Constantine(5)        March 7, 2004(2)                  Market Rate(3)
Genmar Star(5)               February 24, 2004                 $      19,000
Genmar Endurance(5)          March 12, 2004                    $      19,000

* "Same Fleet" vessel

(1) Includes brokers' commissions of 1.25%
(2) Termination date is plus or minus 15 days
(3) The charter provides for a floating rate based on weekly spot market rates which can be no less than $16,000 per day and no more than $22,000 per day.
(4) Termination is plus or minus 30 days

Of our net voyage revenues of $145.6 million for the year ended December 31, 2002, $79.8 million was attributable to our Same Fleet. Same Fleet for the year ended December 31, 2002 and 2001 consisted of 14 tankers (9 Aframax, 5 Suezmax). Same Fleet net voyage revenues decreased by $44.9 million, or 36.0%, to $79.8 million for the year ended December 31, 2002 compared to $124.7 million for the prior year. This decrease is attributable to decreases in our average spot and time charter tanker rates for the year ended December 31, 2002 compared to those rates for the prior year.

ON A SAME FLEET BASIS:

     - Average daily time charter equivalent rate per tanker decreased by $9,068, or 35.5%, to $16,444 ($17,053 Aframax, $15,410 Suezmax) for
          the year ended December 31, 2002 compared to $25,512 ($24,788 Aframax, $26,905 Suezmax) for the prior year.

     - $23.0 million, or 29.0%, of net voyage revenue was generated by time charter contracts ($23.0 million Aframax, Suezmax tankers did not operate on time charter during this period) and $56.7 million, or 71.0%, was generated in the spot market ($29.0 million Aframax, $27.7 million Suezmax) for the year ended December 31, 2002, compared to approximately $40.8 million, or 33.0%, of our net voyage revenue generated by time charter contracts ($38.4 million Aframax, $2.4 million Suezmax), and $83.9 million, or 67.0%, generated in the spot market ($41.3 million Aframax, $42.6 million Suezmax) for the prior year.

     - Tankers operated an aggregate of 1,193 days, or 24.6%, on time charter contracts (1,193 days Aframax, 0 days Suezmax) and 3,659 days, or 75.4%, in the spot market (1,861 days Aframax, 1,798 days Suezmax) for the year ended December 31, 2002, compared to 1,677 days, or 34.3%, on time charter contracts (1,580 days Aframax, 97 days Suezmax) and 3,209 days, or 65.7%, in the spot market (1,634 days Aframax, 1,575 days Suezmax) for the prior year.

     - Average daily time charter rates were $19,314 ($19,314 Aframax, Suezmax tankers did not operate on time charter during this period) for the year ended December 31, 2002 compared to average daily time charter rates of $24,311 ($24,278 Aframax, $24,851 Suezmax) for the prior year. This decrease is due to the expiration of some of our time charter contracts, and the rates associated with our remaining time charter contracts.

     - Average daily spot rates were $15,508 ($15,603 Aframax, $15,410 Suezmax) for the year ended

          December 31, 2002, compared to average daily spot rates of $26,140 ($25,281 Aframax, $27,032 Suezmax) for the prior year.

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $13.1 million, or 31.1%, to $55.2 million for the year ended December 31, 2002 compared to $42.1 million for the prior year. This increase is primarily due to the growth in the average number of tankers in our fleet, which increased 37.5% for these same periods. On a daily basis, direct vessel expenses per tanker decreased by $256, or 4.6%, to $5,243 ($5,090 Aframax, $5,973 Suezmax) for the year ended December 31, 2002 compared to $5,499 ($5,171 Aframax, $6,547 Suezmax) for the prior year. This decrease is primarily the result of the timing of purchases, repairs and services within the period. Same Fleet direct vessel expenses decreased $1.1 million, or 3.8%, to $28.9 million for the year ended December 31, 2002 compared to $30.1 million for the prior year. This decrease is primarily the result of the timing of purchases, services and repairs within the period. On a daily basis, Same Fleet direct vessel expenses per tanker decreased $224, or 3.8%, to $5,666 ($5,496 Aframax, $5,973 Suezmax) for the year ended December 31, 2002 compared to $5,890 ($5,525 Aframax, $6,547 Suezmax) for the prior year. We anticipate that direct vessel operating expenses will increase during 2003 as a result of our agreement to acquire 19 additional tankers and integrate them into our fleet. We anticipate that daily direct vessel operating expenses will increase in the future primarily due to increases in insurance costs and enhanced security measures, as well as an increase in maintenance and repairs. We anticipate that our acquisition of the 19 tankers from Metrostar will further increase our direct vessel operating expenses overall and on a daily basis. The overall increase in direct vessel expenses will be the result of the overall growth of our fleet as a result of the acquisition. The increase in daily direct vessel expenses will be the result of the increase in the percentage of Suezmax tankers that comprise our fleet as a result of the acquisition. Suezmax tankers are larger and inherently more expensive to operate than Aframax tankers. Our direct vessel expenses depend on a variety of factors, many of which are beyond our control and affect the entire shipping industry.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $2.4 million, or 25.9%, to $12.0 million for the year ended December 31, 2002 compared to $9.6 million for the prior year. This increase is primarily due to an increase in payroll expenses including the increase in the number of personnel in connection with the growth in average number of tankers in our fleet, which increased 37.5%, for year ended December 31, 2002 compared to the prior year. Daily general and administrative expenses per tanker decreased $110, or 8.8%, to $1,136 for the year ended December 31, 2002 compared to $1,246 for the prior year. We anticipate that general and administrative expenses will increase during 2003 primarily as a result of our agreement to acquire an additional 19 tankers and the need to increase staff and infrastructure to manage these tankers as well as the non-cash expense associated with the issuance of restricted stock during the fourth quarter of 2002. Daily general and administrative expenses per tanker is anticipated to decrease during 2003 as a result of our agreement to acquire 19 tankers and the economies of scale associated with operating a larger fleet. The non-cash expense associated with the issuance of restricted stock will result in a pro-rated annual charge through November 2009 of $541,000. The non-cash expense associated with the issuance of restricted stock was $52,600 for the year ended December 31, 2002. For purposes of consistency with past results this non-cash charge is excluded from our calculation of daily general and administrative expenses, daily total vessel operating expenses and Adjusted EBITDA.

WRITE DOWN OF VESSELS-During the year ended December 31, 2002, we recognized an expense of $13.1 million as a result of our decision to: retire one tanker, the STAVANGER PRINCE, a 1979 single-hull Aframax tanker, and sell it for scrap; and transfer two tankers, the KENTUCKY, a 1980 single-hull Aframax tanker, and the WEST VIRGINIA, a 1981 single-hull Aframax tanker, from long term assets to assets held for sale. This decision was based on management's assessment of the projected costs associated with each tanker's next drydocking, which was originally scheduled to occur during 2003, and the estimated operating revenues for the tankers over their normal remaining operating life. The expense associated with the STAVANGER PRINCE was calculated based on the difference between the carrying value of the tanker and management's estimate of the net present value of the projected operating income and its net proceeds to be received upon disposal. The expense associated with the KENTUCKY and WEST VIRGINIA is the difference between each tanker's book value and the estimated proceeds from its anticipated sale for scrap. No such expense occurred during the prior year.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking and other repair costs and loan fees, increased by $17.6 million, or 41.1%, to $60.4 million for the year ended December 31, 2002 compared to $42.8 million for the prior year. This increase is primarily due to the growth in the average number of tankers in our fleet, which increased 37.5%, and the increase in the book value of our fleet for the year ended December 31, 2002 compared to the prior year. Depreciation and amortization is anticipated to increase during 2003 as a result of our agreement to acquire 19 tankers.

Amortization of drydocking and other repair costs increased by $2.0 million, or 81.7%, to $4.3 million for the year ended December 31, 2002 compared to $2.4 million for the prior year. This increase includes amortization associated with $13.5 million of capitalized expenditures relating to our tankers for the year ended December 31, 2002 compared to $3.3 million of capitalized drydocking or other repair expenditures for the prior year. Our capitalized expenditures of $13.5 million for 2002 have a weighted average amortization period of approximately 3.5 years, $9.4 million of which relate to tankers which we are drydocking or capitalizing other repair costs for the first time since we acquired them which have a weighted average amortization period of approximately
4.1 years. We anticipate that the amortization associated with surveys or drydocks will increase in the future due to the growth of our fleet, as these projected costs will increase and we will be performing surveys or drydocking for the first time for tankers that are now part of our fleet. We have updated our projected survey and drydocking costs. See the chart showing estimated survey and drydocking expenditures under "Liquidity and capital resources." This change reflects management's estimate of potential increases in drydocking and other repair costs both overall and with respect to particular tankers.

NET INTEREST EXPENSE-Net interest expense decreased by $1.8 million, or 10.9%, to $14.5 million for the year ended December 31, 2002 compared to $16.3 million for the prior year. This decrease occurred although we had a 10.9% increase in our weighted average outstanding debt of $314.0 million for the year ended December 31, 2002 compared to $283.0 million for the prior year. The refinancing of our previous credit facilities in June, 2001 and the overall lower interest rate environment during the year ended December 31, 2002 compared to the prior year offset the effect of the increase of our weighted average outstanding debt on our net interest expense. Net interest expense is anticipated to increase during 2003 as a result of the increased debt that we will assume in connection with our agreement to acquire 19 tankers.

OTHER EXPENSES-We incurred non-recurring expenses of $3.0 million during the year ended December 31, 2001. Of the $3.0 million in non-recurring expenses, $1.8 million related to the termination of interest rate swap agreements associated with certain prior loans, which were refinanced by our two existing credit facilities and $1.2 million related to the write off of remaining capitalized loan costs associated with existing loans, which were refinanced by our two existing credit facilities. No such expense occurred during the year ended December 31, 2002.

NET INCOME-Net loss was $9.7 million for the year ended December 31, 2002 compared to net income of $51.2 million for the prior year.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

VOYAGE REVENUES-Voyage revenues increased by $85.1 million, or 64.5%, to $217.1 million for the year ended December 31, 2001 compared to $132.0 million for the year ended December 31, 2000. This increase is due to the increase in the number of vessels in our fleet during 2001 compared to 2000. The average size of our fleet increased 66.8% to 21.0 tankers during 2001 compared to 12.6 tankers during 2000.

VOYAGE EXPENSES-Voyage expenses increased $28.1 million, or 117%, to $52.1 million for the year ended December 31, 2001 compared to $24.0 million for the year ended December 31, 2000. This increase is primarily due to the increase in the number of vessels in our fleet as well as the mix of deployment of our vessels operating on time charter contracts or in the spot market. The increase in our voyage expenses is primarily the result of the increase in revenues generated on the spot market and the number of days that our vessels operated in the spot market for the year ended December 31, 2001 compared to the year ended December 31, 2000. Under spot voyages, we are responsible for voyage expenses, which are otherwise borne by the charterer under a time charter contract.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $57.0 million, or 52.8%, to $165.0 million for the year ended December 31, 2001 compared to $108.0 million for the year ended December 31, 2000. This increase is due to the overall growth of our fleet. The average size of our fleet increased 66.8% to 21.0 tankers during 2001 compared to 12.6 tankers during 2000, while our average TCE rates declined 7.3% to $22,380 during 2001 compared to $24,143 during 2000. Our average TCE rates declined in the fourth quarter of 2001 as compared to the third quarter, and we continued to experience downward pressure on our average TCE rates during January and February 2002. The total increase in our net voyage revenues of $57.0 million resulted from an increase of $7.7 million in our Same Fleet revenues, an increase of $9.0 million from the full year of operations of three vessels acquire during 2000 and are not considered Same Fleet, and $40.3 million from vessels that we acquired during 2001. During 2000 we acquired the GENMAR ZOE in May, the GENMAR MACEDON in June and the GENMAR SPARTIATE in July. During 2001 we acquired the GENMAR ALEXANDRA, GENMAR HECTOR, GENMAR PERICLES, WEST VIRGINIA, KENTUCKY and GENMAR SPIRIT in June, the STAVANGER PRINCE, GENMAR NESTOR, GENMAR STAR, GENMAR TRUST, GENMAR CHAMPION and GENMAR LEONIDAS in July, and the GENMAR TRADER, GENMAR ENDURANCE and GENMAR CHALLENGER in August. Our fleet consisted of 29 vessels (24 Aframax, five Suezmax) for the year ended December 31, 2001 compared to 14 vessels (nine Aframax, five Suezmax) for the year ended December 31, 2000. The average size of our fleet increased 66.8% to 21.0 vessels (16.0 Aframax, 5.0 Suezmax) for the year ended December 31, 2001 compared to 12.6 vessels (9.0 Aframax, 3.6 Suezmax) for the year ended December 31, 2000.

ON AN OVERALL FLEET BASIS:

     - Average daily time charter equivalent rate per vessel decreased by $1,763, or 7.3%, to $22,380 for the year ended December 31, 2001 ($21,053 Aframax, $26,905 Suezmax) compared to $24,143 for the year ended December 31, 2000 ($22,294 Aframax, $28,975 Suezmax).

     - $45.8 million, or 27.8%, of net voyage revenue was generated by time charter contracts ($43.4 million Aframax, $2.4 million Suezmax) and $119.2 million, or 72.2%, was generated in the spot market ($76.6 million Aframax, $42.6 million Suezmax) for the year ended December 31, 2001, compared to $39.8 million, or 36.9%, of our net voyage revenue generated by time charter contracts ($25.3 million Aframax, $14.5 million Suezmax), and $68.2 million, or 63.1%, generated in the spot market ($46.9 million Aframax, $21.3 million Suezmax) for the year ended December 31, 2000.

     - Vessels operated an aggregate of 1,991 days, or 27.0%, on time charter contracts (1,894 days Aframax, 97 days Suezmax) and 5,383 days, or 73.0%, in the spot market (3,808 days Aframax, 1,575 days Suezmax) for the year ended December 31, 2001, compared to 2,174 days, or 48.6%, on time charter contracts (1,533 days Aframax, 641 days Suezmax) and 2,300 days, or 51.4%, in the spot market (1,703 days Aframax, 597 days Suezmax) for the year ended December 31, 2000.

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

The following table summarizes the portion of our fleet that was on time charter as of March 1, 2002:

    VESSEL                    EXPIRATION DATE               AVERAGE DAILY RATE(1)
    ------                    ---------------               ---------------------
Genmar Boss *                September 24, 2002(2)             Market Rate(3)
Genmar Alexandra             February 20, 2003(2)              Market Rate(4)
Genmar George *              May 24, 2003(5)                   $      20,000
Genmar Ajax *                August 12, 2003                   $      23,000

* "Same Fleet" vessel
(1) Includes brokers' commissions of 1.25%
(2) Termination date is plus or minus 15 days
(3) The charter provides for a floating rate based on weekly spot market related rates
(4) The charter provides for a floating rate based on weekly spot market rates which can be no less than $16,000 per day and no more than $22,000 per day.
(5) Termination is plus or minus 30 days

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

Of our net voyage revenues for the year ended December 31, 2001 of $165.0 million, $95.6 million was attributable to our Same Fleet. Same Fleet for the year ended December 31, 2001 and 2000 consisted of 11 vessels (9 Aframax, 2 Suezmax). Same Fleet net voyage revenues increased by $7.7 million, or 8.7%, to $95.6 million for the year ended December 31, 2001 compared to $87.9 million for the year ended December 31, 2000. This increase is attributable to changes in our average spot and time charter tanker rates for the year ended December 31, 2001 compared to those for the year ended December 31, 2000 and changes in the deployment of our fleet.

ON A SAME FLEET BASIS:

     - Average daily time charter equivalent rate per vessel increased by $2,256, or 10.1%, to $24,690 for the year ended December 31, 2001 ($24,788 Aframax, $24,214 Suezmax) compared to $22,434 for the year ended December 31, 2000 ($22,294 Aframax, $23,095 Suezmax).

     - $40.8 million, or 42.7%, of net voyage revenue was generated by time charter contracts ($38.4 million Aframax, $2.4 million Suezmax) and $54.8 million, or 57.3%, was generated in the spot market ($41.3 million Aframax, $13.5 million Suezmax) for the year ended December 31, 2001, compared to approximately $39.8 million, or 45.3%, of our net voyage revenue generated by time charter contracts ($25.3 million Aframax, $14.5 million Suezmax), and $48.1 million, or 54.7%, generated in the spot market ($46.9 million Aframax, $1.2 million Suezmax) for the year ended December 31, 2000.

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

     - Average daily spot rates were $24,980 for the year ended December 31, 2001 ($25,281 Aframax, $24,103 Suezmax), compared to average daily spot rates of $27,585 for the year ended December 31, 2000 ($27,531 Aframax, $29,824 Suezmax).

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $18.2 million, or 76.2% to $42.1 million for the year ended December 31, 2001 compared to $23.9 million for the year ended December 31, 2000. This increase is primarily due to the growth of our fleet. On a daily basis, direct vessel expenses per vessel increased by $312, or 6.0% to $5,499 for the year ended December 31, 2001 ($5,171 Aframax, $6,547 Suezmax) compared to $5,187 for the year ended December 31, 2000 ($4,989 Aframax, $5,688 Suezmax) primarily as the result of an increase in maintenance and repairs of newly acquired vessels. Same Fleet direct vessel expenses increased $2.2 million, or 10.6%, to approximately $23.0 million for the year ended December 31, 2001 compared to $20.8 million the year ended December 31, 2000. This increase is primarily the result of higher crew costs and expenses associated with restocking the provisions and stores of these vessels upon assuming of technical management of them from an unrelated third party management company, as well as a supplemental insurance call associated with our protection and indemnity insurance club. On a daily basis, Same Fleet direct vessel expenses per vessel increased $564, or 10.9% to $5,739 ($5,525 Aframax, $6,702 Suezmax) compared to $5,175 ($4,989 Aframax, $6,011 Suezmax) for the year ended December 31, 2001 compared to the year ended December 31, 2000. Our direct vessel expenses depend on a variety of factors, many of which are beyond our control and affect the entire shipping industry. We anticipate that daily direct vessel operating expenses will increase during 2002 primarily due to increases in insurance costs and enhanced security measures implemented after September 11, 2001 as well as increases in maintenance and repairs. See below under the heading "Liquidity and capital resources."

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $4.8 million, or 100%, to $9.6 million for the year ended December 31, 2001 compared to $4.8 million for the year ended December 31, 2000. This increase is primarily due to an increase in payroll expenses including the increase in the number of personnel in connection with the growth of our fleet for year ended

December 31, 2001 compared to the year ended December 31, 2000. Daily general and administrative expenses increased $204, or 19.6% to $1,246 for the year ended December 31, 2001 compared to $1,042 for the year ended December 31, 2000, primarily as a result of an increase in payroll expenses including an increase in the number of personnel in connection with the growth of our fleet for year ended December 31, 2001 compared to the year ended December 31, 2000, as well as the effect of building our infrastructure in preparation for future growth of the fleet. General and administrative expenses are incurred prior to the acquisition and subsequent to the sale of a vessel; therefore, during periods of changes in the size of our fleet these daily expenses increase relative to the number of days that a vessel is owned.

OTHER OPERATING EXPENSES-During the year ended December 31, 2000, we expensed $5.3 million in contract termination fees and other related costs associated with the termination of three of our time charter contracts relating to one Aframax tanker and two Suezmax tankers. We replaced the Aframax time charter, which was chartered through February 2002 at a rate of $18,750 per day, with a new time charter, which is chartered through the same period at a rate of $24,300 per day. The two Suezmax tankers were chartered through September 2001 and May 2002 at $22,250 and $24,200 per day, respectively. The termination of these two time charters enabled us to operate these vessels in the spot market upon their redelivery in January and March 2001. During the fourth quarter of the year ended December 31, 2000, when this termination was effected, our Suezmax vessels operating in the spot market generated an average rate of approximately $42,500 per day. We had no such expense during the year ended December 31, 2001.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydocking, special survey costs and loan fees, increased by $18.0 million, or 72.6%, to $42.8 million for the year ended December 31, 2001 compared to $24.8 million for the year ended December 31, 2000. This increase is primarily due to the growth of our fleet as well as an additional amortization of approximately $0.7 million in drydocking costs for the year ended December 31, 2001 compared to the year ended December 31, 2000.

NET INTEREST EXPENSE-Net interest expense decreased by $2.7 million, or 14.3%, to $16.3 million for the year ended December 31, 2001 compared to $19.0 million for the year ended December 31, 2000. This decrease is the result of the lower interest rate environment as well as the refinancing of our previous loans into our existing two credit facilities associated with our variable interest rate debt. Our weighted average debt increased 21.6% to approximately $283.3 million during 2001 compared to approximately $233.0 million during 2000.

OTHER EXPENSES-We incurred non-recurring expenses of $3.0 million during the year ended December 31, 2001. Of the $3.0 million in non-recurring expenses, $1.8 million related to the termination of interest rate swap agreements associated with certain prior loans, which were refinanced by our two existing credit facilities and $1.2 million related to the write off of remaining capitalized loan costs associated with existing loans, which were refinanced by our two existing credit facilities. No such expense occurred during the year ended December 31, 2000.

NET INCOME-Net income was $51.2 million for the year ended December 31, 2001 compared to net income of $30.3 million for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since our formation, our principal source of funds has been equity financings, operating cash flows and long-term borrowings. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our tankers, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and make principal repayments on outstanding loan facilities. We expect to rely upon operating cash flows as well as long-term borrowings, and future offerings to implement our growth plan. We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

Our practice has been to acquire tankers using a combination of funds received from equity investors and bank debt secured by mortgages on our tankers, as well as shares of the common stock of our shipowning subsidiaries. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer tankers and the selective sale of older tankers. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire tankers on favorable terms.

Cash decreased to $2.7 million as of December 31, 2002 compared to $17.2 million as of December 31, 2001. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital deficit was $33.7 million as of December 31, 2002, compared to a working capital deficit of $39.3 million as of December 31, 2001. The current portion of long-term debt included in our current liabilities was $62.0 million and $73.0 million as of December 31, 2002 and December 31, 2001, respectively.

Adjusted EBITDA, as defined in FOOTNOTE 1 to the "Selected consolidated financial and operating data" table above, decreased by $35.0 million, or 30.9%, to $78.4 million for the year ended December 31, 2002 from $113.4 million for the prior year; this decrease is due to the weaker spot market. On a daily basis, Adjusted EBITDA per tanker decreased by $7,351, or 49.7%, to $7,437 for the year ended December 31, 2002 from $14,788 for the prior year as a result of the lower annual average TCE rates that our tankers generated during those periods. Same Fleet Adjusted EBITDA decreased by $43.4 million, or 49.1%, to $45.0 million for the year ended December 31, 2002 from $88.4 million for the prior year. Same Fleet daily Adjusted EBITDA decreased to $8,813 from $17,301 for those same periods.

Adjusted EBITDA, increased by $33.9 million, or 42.7%, to $113.4 million for the year ended December 31, 2001 from $79.4 million for the prior year; this increase is due to the growth of our fleet for the year ended December 31, 2001 compared to the prior year. On a daily basis, Adjusted EBITDA per tanker decreased by $2,469, or 14.3%, to $14,788 for the year ended December 31, 2001 from $17,257 for the prior year, as a result of the lower annual average TCE rates that our tankers generated during 2001 compared to the prior year. Same Fleet Adjusted EBITDA increased by $4.8 million, or 7.6%, to $67.7 million for the year ended December 31, 2001 from $62.9 million for the prior year. Same Fleet daily Adjusted EBITDA increased to $16,863 from $15,631 for those same periods.

We have three credit facilities. The first ("First") closed on June 15, 2001, the second ("Second") closed on June 27, 2001 and the third ("Third") closed on March 11, 2003. The First and Second loan facilities are comprised of a term loan and a revolving loan and the Third is comprised of a term loan. The terms and conditions of the credit facilities require compliance with certain restrictive covenants based on aggregate values and financial data for the tankers associated with each credit facility. Under the financial covenants of each of the credit facilities, the Company is required to maintain certain ratios such as: tanker market value to loan commitment, EBITDA (as defined in each credit facility) to net interest expense and to maintain minimum levels of working capital. Under the general covenants, subject to certain exceptions, we and our subsidiaries are not permitted to pay dividends.

The First credit facility is a $300 million facility, currently comprised of a $200 million term loan and a $98.8 million revolving loan and is collateralized by 19 tankers. The Second credit facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan and is collateralized by 9 tankers. The Third credit facility is comprised of a $350 million term loan and is collateralized by 19 tankers. All credit facilities have a five-year maturity with the term loans requiring quarterly principal repayments. The principal of each revolving loan is payable upon maturity. The First and Second term loans and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. We are required to pay an annual fee of 0.625% for the unused portion of each of the revolving loans on a quarterly basis. The Third term loan bears interest at a rate of 1.625% over LIBOR payable on the outstanding principal amount. The subsidiaries that own the tankers that collateralize each credit facility have guaranteed the loans made under the appropriate credit facility, and we have pledged the shares of those subsidiaries. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows.

On March 20, 2003 we closed a private offering of face amount $250 million in 10% senior notes due 2013. Interest on the senior notes, which are unsecured, accrues at the rate of 10% per annum, and is payable semi-annually. The senior notes, which do not amortize, are due on March 15, 2013. The senior notes are guaranteed by all of our present subsidiaries and our future "restricted" subsidiaries. The senior notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require us to apply a portion of our cash flow during 2003 to the reduction of our debt under our First, Second and Third facilities. We intend to apply the proceeds of the senior notes offering together with proceeds of our Third facility, to the purchase of the Metrostar tankers.

The total outstanding amounts as of December 31, 2002 associated with our First and Second credit facilities as well as their maturity dates are as follows:

                             TOTAL OUTSTANDING DEBT
                              (DOLLARS IN MILLIONS)
                                AND MATURITY DATE

                                                  OUTSTANDING       MATURITY
                                                     DEBT             DATE
                                                  -----------       --------
             Total long-term debt
               First credit facility
                 First term                           129,411       June 2006
                 First revolver                        54,100       June 2006
               Second credit facility
                 Second term                           74,500       June 2006
                 Second revolver                       22,000       June 2006

Our scheduled principal payments for each of the term loans under our First and Second credit facilities (which does not include the outstanding balance as of December 31, 2002 of $76.1 million drawn from our two revolving credit facilities that is payable upon maturity), our Third credit facility as well as the coupon payment associated with our Notes are as follows:

               PRINCIPAL AND COUPON PAYMENTS (DOLLARS IN MILLIONS)

                                                                        TOTAL
               FIRST           SECOND        THIRD                     PRINCIPAL
               CREDIT          CREDIT        CREDIT                    AND COUPON
PERIOD        FACILITY        FACILITY      FACILITY       COUPON      REPAYMENTS
------        --------        --------      --------       ------      ----------
 2003           40.5            21.5                        12.5          74.5
 2004           35.6            16.0          12.5          25.0          89.1
 2005           35.6            16.0          50.0          25.0         126.6
 2006           17.8            21.0          50.0          25.0         113.8
 2007            0.0             0.0          59.4          25.0          84.4

         2003 TOTAL PRINCIPAL AND COUPON PAYMENTS (DOLLARS IN MILLIONS)

                                 Q1                  Q2                   Q3                 Q4
                                ----                ----                 ----               ----
Principal repayments            18.1                18.1                 12.9               12.9
Coupon payments                    -                   -                 12.5                  -
                                ----                ----                 ----               ----
                                18.1                18.1                 25.4               12.9

The sale of the STAVANGER PRINCE during November 2002 resulted in net cash proceeds of $2.3 million of which we were required to use $1.7 million to repay long term debt of our first credit facility associated with the tanker pursuant to our loan agreements. The sale also reduced the amount that we can draw under our revolving credit facility by $1.2 million. Upon the sale of the KENTUCKY and WEST VIRGINIA, the company will be required to repay approximately 2.9% of the outstanding balance of the first credit facility, or approximately $3.8 million as of December 31, 2002, as well as reduce the amount that we can draw under our revolving credit facility by approximately $2.9 million.

In addition to tanker acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our tankers as well as to comply with international shipping standards and environmental laws and regulations. Although we have some flexibility regarding the timing of this maintenance, the costs are relatively predictable. Management anticipates that tankers which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that tankers are to be drydocked every five years, while tankers 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. The table below indicates the estimated in water survey and drydocking costs through 2007 for our 26-tanker fleet, which excludes the KENTUCKY and WEST VIRGINIA which we are not anticipating to drydock.

              SURVEY AND DRYDOCK EXPENDITURES (DOLLARS IN MILLIONS)

                  EXPENSED                            CAPITALIZED                        TOTAL SURVEY
                                                                            Total            AND
                  In-Water            In-Water                           Capitalized        DRYDOCK
PERIOD          Survey Costs        Survey Costs      Drydock Costs         Costs        EXPENDITURES
------          ------------        ------------      -------------         -----        ------------
 2003               0.7                 1.6               1.1                 2.7              3.4
 2004               0.3                   -               3.1                 3.1              3.4
 2005               0.3                 2.7               7.9                10.6             10.9
 2006                 -                   -               7.2                 7.2              7.2
 2007                 -                   -              17.0                17.0             17.0

During the year ended December 31, 2002 we had 432 off hire days associated with 12 drydockings. The table below indicates on a quarterly basis the number of off hire days and number of drydockings that commenced during 2002.

                          Number of tankers commencing       Number of offhire days associated with
    Period              In-Water Surveys      Drydockings    In-Water Surveys          Drydockings
    ------              ----------------      -----------    ----------------          -----------
First Quarter 2002           -                     3               -                        58
Second Quarter 2002          -                     7               -                       212
Third Quarter 2002           -                     1               -                       106
Fourth Quarter 2002          -                     1               -                        56
                        ----------------      -----------    ----------------          -----------
FULL YEAR 2002               -                    12               -                       432

Each in-water survey is estimated to require approximately 7 days and each drydocking is estimated to require approximately 35 days. In addition to the incurrence of costs described above, an in-water survey or drydocking results in off hire time for a tanker, during which the tanker is unable to generate revenue. Off hire time includes the actual time the tanker is in the shipyard as well as ballast time to the shipyard from the port of last discharge. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations or to secure additional financing. The table below indicates the estimated in-water survey and drydocking schedule through 2007 for our 26-tanker fleet, which excludes the KENTUCKY and WEST VIRGINIA which we are not anticipating to drydock.

                                 26 TANKER FLEET

                              In-Water             Drydock       TOTAL DAYS
                              --------             -------       ----------
FULL YEAR 2003
      Aframax                    56                  35              91
      Suezmax                    14                   -              14
FULL YEAR 2004
      Aframax                     -                  70              70
      Suezmax                    14                  35              49
FULL YEAR 2005
      Aframax                    56                 210             266
      Suezmax                     -                  70              70
FULL YEAR 2006
      Aframax                     -                 175             175
      Suezmax                     -                  70              70
FULL YEAR 2007
      Aframax                     -                 455             455
      Suezmax                     -                  70              70

The chart below indicates on a quarterly basis the estimated number of tankers commencing in-water surveys or drydocking and the approximate number of associated off hire days during 2003 for our 26-tanker fleet.

                          Number of tankers commencing       Number of offhire days associated with
    Period              In-Water Surveys      Drydockings    In-Water Surveys          Drydockings
    ------              ----------------      -----------    ----------------          -----------
First Quarter 2003            1                   -                 7                     -
Second Quarter 2003           1                   -                 7                     -
Third Quarter 2003            6                   -                42                     -
Fourth Quarter 2003           2                   1                14                    35
FULL YEAR 2003               10                   1                70                    35

Net cash provided by operating activities decreased 47.7% to $43.6 million for the year ended December 31, 2002, compared to $83.4 million for the prior year. This decrease is primarily attributable to a net loss of $9.7 million and depreciation and amortization of $60.4 million for the year ended December 31, 2002 compared to net income of $51.2 million and depreciation and amortization of $42.8 million for the prior year.

Net cash provided by investing activities was $2.0 million for the year ended December 31, 2002 compared to net cash used by investing activities of $261.8 million for the prior year. During the year ended December 31, 2001, we expended $256.1 million for the purchase of 10 tankers, and $5.4 million for the purchase of United Overseas Tankers.

Net cash used by financing activities was $60.2 million for the year ended December 31, 2002 compared to net cash provided by financing activities of $172.0 million for the prior year. The change in cash used by financing activities relates to the following:

- Net proceeds used from borrowing under long-term debt was $15.0 million which was drawn from our revolving credit facility for the year ended December 31, 2002 compared to $386.1 million which was associated with our new credit facilities in connection with the refinancing of our prior loans for the prior year.

- Principal repayments of long-term debt was $74.6 million for the year ended December 31, 2002 associated with the payment of debt associated with the STAVANGER PRINCE as well as the principal repayment schedule of the term loans of our First and Second credit facilities compared to $334.1 million for the prior year associated with the refinancing of our prior loans, the repayment of loans associated with five tankers which we acquired, and the scheduled principal repayments of our current first and second credit facilities.

- Proceeds from the issuance of common stock from our initial public offering were $126.3 million during the year ended December 31, 2001. We had no such proceeds during 2002.

Net cash provided by operating activities increased 74.9% to $83.4 million for the year ended December 31, 2001, compared to $47.7 million for the prior year. This increase is primarily attributable to our increase in net income. We had net income of $51.2 million and depreciation and amortization of $42.8 million for the year ended December 31, 2001 compared to net income of $30.3 million and depreciation and amortization of $24.8 million for the prior year.

Net cash used in investing activities increased 205% to $261.8 million for the year ended December 31, 2001 compared to $85.9 million for the prior year. This increase is primarily due to the use of cash for the purchase of ten tankers during the year ended December 31, 2001 compared to the purchase of three tankers during the prior year.

Net cash provided by financing activities increased 214% to $172.0 million for the year ended December 31, 2001 compared to $54.8 million provided by financing activities for the prior year. The increase in cash provided by financing activity relates to the following:

- Net proceeds from borrowings under long-term debt were $386.1 million for the year ended December 31, 2001, compared to $70.5 million during the prior year.

- Principal repayments of long-term debt were $334.1 million for the year ended December 31, 2001 compared to $30.7 million for the prior year. This change is the result of refinancing our prior loans as well as the repayment of loans associated with five tankers, which we acquired.

- Proceeds from the issuance of common stock in our initial public offering were $126.3 million during the year ended December 31, 2001, compared to capital contributions from a shareholder of $15.5 million during the prior year.

In June 2002, we agreed with several participants in our plan of recapitalization (see Note 1 to our consolidated financial statements) to adjust the number of shares to which they would be entitled under the plan. In connection with this adjustment we reduced the number of shares of common stock allocated to these participants by 35,230 shares (which we retired and cancelled), and the participants retained approximately $634,000 of charter hire that they had received. The plan has been completely effectuated and we do not believe there will be any other adjustments to it.

Our operation of ocean-going tankers carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (1) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (2) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (3) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (4) loss of hire insurance for loss of revenue for up to 90 days resulting from tanker off hire for all of our tankers. In light of overall economic conditions as well as recent international events, including the attack on the VLCC LIMBURG in Yemen in October 2002, and the related risks with respect to the operation of ocean-going tankers and transportation of crude oil, we expect that we will be required to pay higher premiums with respect to our insurance coverage in 2003 and will be subject to increased supplemental calls with respect to its protection and indemnity insurance coverage payable to protection and indemnity associations in amounts based on our own claim records as well as the claim records of the other members of those associations related to prior years of operations. We believe that the increase in insurance premiums and supplemental calls is industry wide and do not foresee that it will have a material adverse impact on our tanker operations or overall financial performance. To the extent such costs cannot be passed along to our customers, such costs will reduce our operating income.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies. We believe that there has been no change in or additions to our critical accounting policies since December 2001.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past three years ended December 31, 2002. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of December 31, 2002, we provided a reserve of 10% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

DEPRECIATION AND AMORTIZATION. We record the value of our tankers at their cost (which includes acquisition costs directly attributable to the tanker and expenditures made to prepare the tanker for its initial voyage) less accumulated depreciation. We depreciate our tankers on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. We believe that a 25-year depreciable life is consistent with that of other ship owners. Depreciation is based on cost less the estimated residual scrap value. We estimate residual scrap value as the lightweight tonnage of each tanker multiplied by $125 scrap value per ton, which we believe approximates the historical average price of scrap steel. An increase in the useful life of the tanker would have the effect of decreasing the annual depreciation charge and extending it into later periods. A increase in the residual value would decrease the amount of the annual depreciation charge. A decrease in the useful life of the tanker would have the effect of increasing the annual depreciation charge. A decrease in the residual value would increase the amount of the annual depreciation charge.

REPLACEMENTS, RENEWALS AND BETTERMENTS. We capitalize and depreciate the costs of significant replacements, renewals and betterments to our tankers over the shorter of the tanker's remaining useful life or the life of the renewal or betterment. The amount capitalized is based on our judgment as to expenditures that extend a tanker's useful life or increase the operational efficiency of a tanker. We believe that these criteria are consistent with GAAP and that our policy of capitalization reflects the economics and market values of our tankers. Costs that are not depreciated are written off as a component of direct vessel operating expense during the period incurred. Expenditures for routine maintenance and repairs are expensed as incurred. If the amount of the expenditures we capitalize for replacements, renewals and betterments to our tankers were reduced, we would recognize the amount of the difference as an expense.

DEFERRED DRYDOCK COSTS. Our tankers are required to be drydocked for major repairs and maintenance that cannot be performed while the tankers are operating approximately every 30 to 60 months. We capitalize the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks. Costs capitalized as part of the drydock include actual costs incurred at the drydock yard; cost of fuel consumed between the tanker's last discharge port prior to the drydock and the time the tanker leaves the drydock yard; cost of hiring riding crews to effect repairs on a ship and parts used in making such repairs that are reasonably made in anticipation of reducing the duration or cost of the drydock; cost of travel, lodging and subsistence of our personnel sent to the drydock site to supervise; and the cost of hiring a third party to oversee a drydock. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflect the economics and market values of the tankers.

IMPAIRMENT OF LONG-LIVED ASSETS. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as undiscounted projected operating cash flows, tanker sales and purchases, business plans and overall market conditions. We determine undiscounted projected net operating cash flows for each tanker and compare it to the tanker carrying value. In the event that impairment occurred, we would determine the fair value of the related asset and we record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual tanker basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2002, we had $280.0 million of floating rate debt with a margin over LIBOR of 1.5% compared to $339.6 million for the prior year. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of December 31, 2002 and December 31, 2001, we were party to interest rate swap agreements having aggregate notional amounts of $102.8 million and $139.3 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of December 31, 2002 the fair value of these swaps was a net liability to us of $4.5 million. A one percent increase in LIBOR would increase interest expense on the portion of our $177.2 million outstanding floating rate indebtedness that is not hedged by approximately $1.8 million per year from December 31, 2002.

FOREIGN EXCHANGE RATE RISK

The international tanker industry's functional currency is the U.S. dollar. As virtually all of our revenues and most of our operating costs are in U.S. dollars, we believe that our exposure to foreign exchange rate risk is insignificant.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GENERAL MARITIME CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------
                                                               PAGE
----------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002
  AND 2001, AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001
  AND 2000.

Report of Independent Auditors..............................  F-2

Consolidated Balance Sheets.................................  F-3

Consolidated Statements of Operations.......................  F-4

Consolidated Statement of Shareholders' Equity..............  F-5

Consolidated Statements of Cash Flows.......................  F-6

Notes to Consolidated Financial Statements..................  F-7
----------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of General Maritime Corporation

We have audited the consolidated balance sheets of General Maritime Corporation and its subsidiaries (the "Company") as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
New York, New York
February 20, 2003
(February 25, 2003 as to note 17)

                          GENERAL MARITIME CORPORATION
                          CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------
                                                                        DECEMBER 31,
                                                              ----------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                      2002          2001
------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash......................................................  $  2,681      $ 17,186
  Due from charterers.......................................    25,008        18,958
  Vessels held for sale.....................................     4,000            --
  Prepaid expenses and other current assets.................    12,152         9,683
                                                              ----------------------
    Total current assets....................................    43,841        45,827

NONCURRENT ASSETS:
  Vessels, net of accumulated depreciation of $145,411 and
    $98,947, respectively...................................   711,344       784,596
  Other fixed assets, net...................................       870         1,022
  Deferred drydock costs....................................    15,555         6,349
  Deferred financing costs..................................     4,563         5,934
  Due from charterers.......................................       351           756
  Derivative asset for cash flow hedge......................        --           231
  Goodwill..................................................     5,753         5,806
                                                              ----------------------
    Total noncurrent assets.................................   738,436       804,694
                                                              ----------------------
TOTAL ASSETS................................................  $782,277      $850,521
                                                              ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 15,157      $ 10,550
  Accrued interest..........................................       359           420
  Current portion of long-term debt.........................    62,003        73,000
                                                              ----------------------
    Total current liabilities...............................    77,519        83,970
NONCURRENT LIABILITIES:
  Deferred voyage revenue...................................       744         2,923
  Long-term debt............................................   218,008       266,600
  Derivative liability for cash flow hedge..................     4,370         1,338
                                                              ----------------------
    Total noncurrent liabilities............................   223,122       270,861
                                                              ----------------------
    Total liabilities.......................................   300,641       354,831

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value per share Authorized
    75,000,000; Issued and outstanding 36,964,770 and
    37,000,000 shares at December 31, 2002 and December 31,
    2001, respectively......................................       370           370
  Paid-in capital...........................................   418,788       416,095
  Restricted stock..........................................    (3,742)           --
  Retained earnings.........................................    70,590        80,332
  Accumulated other comprehensive loss......................    (4,370)       (1,107)
                                                              ----------------------
    Total shareholders' equity..............................   481,636       495,690
                                                              ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $782,277      $850,521
------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GENERAL MARITIME CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                                 2002         2001         2000
                                                           ------------------------------------
VOYAGE REVENUES:
  Voyage revenues........................................  $  226,357   $  217,128   $  132,012
OPERATING EXPENSES:
  Voyage expenses........................................      80,790       52,099       23,996
  Direct vessel expenses.................................      55,241       42,140       23,857
  General and administrative.............................      12,026        9,550        4,792
  Depreciation and amortization..........................      60,431       42,820       24,808
  Other operating expenses...............................          --           --        5,272
  Writedown of vessels...................................      13,100           --           --
                                                           ------------------------------------
    Total operating expenses.............................     221,588      146,609       82,725
                                                           ------------------------------------
OPERATING INCOME.........................................       4,769       70,519       49,287
                                                           ------------------------------------
OTHER EXPENSE:
  Interest income........................................         236        1,436          895
  Interest expense.......................................     (14,747)     (17,728)     (19,900)
  Other expense..........................................          --       (3,006)          --
                                                           ------------------------------------
    Net other expense....................................     (14,511)     (19,298)     (19,005)
                                                           ------------------------------------
Net (loss) income........................................  $   (9,742)  $   51,221   $   30,282
                                                           ------------------------------------
Basic and diluted earnings per common share:
  Net (loss) income......................................  $    (0.26)  $     1.70   $     1.60
Weighted average shares outstanding--basic...............  36,980,600   30,144,709   18,877,822
Weighted average shares outstanding--diluted.............  36,989,827   30,144,709   18,877,822

--------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GENERAL MARITIME CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000
--------------------------------------------------------------------------------

                                                                                ACCUMULATED
                                                                                      OTHER   COMPREHENSIVE
(DOLLARS IN THOUSANDS             COMMON    PAID-IN   RESTRICTED   RETAINED   COMPREHENSIVE          INCOME
EXCEPT PER SHARE DATA)             STOCK    CAPITAL        STOCK   EARNINGS            LOSS          (LOSS)      TOTAL
----------------------------------------------------------------------------------------------------------------------
Balance as of January 1,
  2000........................    $158     $126,891                $(1,171)      $    --                      $125,878
Issuance of Common stock......      49       15,451                                                             15,500
Contributed to equity.........       8       15,242                                                             15,250
Comprehensive income:
  Net Income..................                                      30,282            --         $ 30,282       30,282
                                -------------------                ------------------------                   --------

Balance as of December 31,
  2000........................     215      157,584                 29,111                                     186,910
  Net Income..................                                      51,221                       $ 51,221       51,221
  Cumulative effect of change
    in Accounting principle...                                                      (662)            (662)        (662)
  Unrealized derivative losses
    on cash flow hedge........                                                      (445)            (445)        (445)
                                                                                                 --------
Comprehensive income..........                                                                   $ 50,114
                                                                                                 ========
Sale of common stock..........      80      126,201                                                            126,281
Common stock issued to acquire
  assets......................      75      132,310                                                            132,385
                                -------------------                ------------------------                   --------

Balance at December 31,
  2001........................     370      416,095                 80,332        (1,107)                      495,690
  Net Income..................                                      (9,742)                      $ (9,742)      (9,742)
  Unrealized derivative losses
    on cash flow hedge........                                                    (3,263)          (3,263)      (3,263)
                                                                                                 --------
Comprehensive loss............                                                                   $(13,005)
                                                                                                 ========
Issuance of restricted
  stock.......................                3,794     $(3,794)                                                    --
Restricted stock
  amortization................                               52
Purchase price adjustment.....                 (634)                                                              (634)
Common stock issuance costs...                 (467)                                                              (467)
                                -----------------------------------------------------------                   --------
Balance at December 31,
  2002........................    $370     $418,788     $(3,742)   $70,590       $(4,370)                     $481,584
----------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GENERAL MARITIME CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               FOR THE YEARS ENDED
                                                                                      DECEMBER 31,
                                                              ------------------------------------
(DOLLARS IN THOUSANDS)                                            2002          2001          2000
--------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(9,742)      $ 51,221      $30,282
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Writedown of vessels....................................   13,100             --           --
    Depreciation and amortization...........................   60,431         42,820       24,808
    Other expense...........................................       --          1,184           --
    Resticted stock compensation expense....................       52             --           --
    Noncash interest expense contributed to capital.........       --             --          250
  Changes in assets and liabilities:
    Increase in due from charterers.........................   (5,645)        (6,706)      (4,922)
    Decrease (increase) in prepaid expenses and other
      assets................................................   (3,433)        (3,383)      (1,661)
    Increase in accounts payable and accrued expenses.......    4,660          1,910        1,643
    Increase in accrued interest............................      (61)        (1,809)        (909)
    (Decrease) increase in deferred voyage revenue..........   (2,179)         1,526        1,397
    Deferred drydock costs incurred.........................  (13,546)        (3,321)      (3,168)
                                                              ------------------------------------
  Net cash provided by operating activities.................   43,637         83,442       47,720
                                                              ------------------------------------

  CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Purchase of vessels.....................................       --       (256,135)     (85,500)
    Purchase of other fixed assets..........................     (217)          (276)        (210)
    Additions to vessels....................................       --             --         (155)
    Proceeds from sale of vessel............................    2,251             --           --
    Acquisition of business net of cash received............       --         (5,392)          --
                                                              ------------------------------------
  Net cash provided (used) by investing activites...........    2,034       (261,803)     (85,865)
                                                              ------------------------------------

  CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
    Decrease in restricted cash.............................                     149        1,239
    Long-term debt borrowings...............................   15,000        386,100       70,458
    Principal payments on long-term debt....................  (74,589)      (334,149)     (30,673)
    Increase in deferred financing costs....................     (121)        (6,357)      (1,040)
    Proceeds from issuance of common stock..................       --        126,281       15,500
    Change in loan with shareholder.........................                                 (658)
    Common stock issuance costs.............................     (467)            --           --
                                                              ------------------------------------
  Net cash (used) provided by financing activities..........  (60,177)       172,024       54,826
                                                              ------------------------------------
  Net (decrease) increase in cash...........................  (14,506)        (6,337)      16,681
  Cash, beginning of the year...............................   17,186         23,523        6,842
                                                              ------------------------------------
  Cash, end of period.......................................  $ 2,680       $ 17,186      $23,523
                                                              ------------------------------------

  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest................  $14,808       $ 19,437      $20,571
                                                              ------------------------------------

  Supplemental schedule of noncash financing activities:
    Note and interest payable to shareholder contributed to
    equity..................................................                              $15,250
--------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GENERAL MARITIME
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

For the purposes of determining the number of shares outstanding with respect to the accompanying financial statements, the Company used the initial public offering price of $18.00 per share. Under the terms of the Recapitalization Plan there were certain provisions, which required a post-closing reallocation of issued shares between the respective limited partners. This post-closing reallocation did not result in a material change to the outstanding shares in any of the years presented.

BASIS OF PRESENTATION. The financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the significant accounting policies followed in the preparation of the accompanying financial statements, which conform to accounting principles generally accepted in the United States of America, is presented below.

Certain reclassifications have been made to prior years to conform to 2002 presentation.

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

REVENUE AND EXPENSE RECOGNITION. Revenue and expense recognition policies for voyage and time charter agreements are as follows:

       VOYAGE CHARTERS. Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2002 and 2001, the Company has a reserve of approximately $513 and $300, respectively, against its due from charterers balance associated with demurrage revenues.

       TIME CHARTERS. Revenue from time charters are recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.

OTHER OPERATING EXPENSES. Other operating expenses is comprised entirely of time charterer termination costs. During 2000 the Company incurred costs of approximately $5,272 to terminate three time charter agreements which is included on the statement of operations as a component of operating income. The Company terminated these agreements in order to charter the respective vessels on more profitable terms. No charter agreements were terminated during 2002 and 2001.

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

OTHER FIXED ASSETS, NET. Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

--------------------------------------------------------------------------
DESCRIPTION                                                   USEFUL LIVES
--------------------------------------------------------------------------
Furniture, fixtures and other equipment.....................    10 years
Vessel equipment............................................     5 years
Computer equipment..........................................     4 years
--------------------------------------------------------------------------

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

DEFERRED DRYDOCK COSTS, NET. Approximately every 30 to 60 months the Company's vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company capitalizes costs associated with the drydocks as they occur and amortizes these costs on a straight line basis over the period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the statement of operations. For the years ended December 31, 2002, 2001 and 2000, amortization was $4,340, $2,389 and $1,651, respectively. Accumulated amortization as of December 31, 2002 and 2001 were $6,276 and $4,215, respectively.

DEFERRED FINANCING COSTS, NET. Deferred finance costs include fees, commissions and legal expenses associated with securing loan facilities. These costs amortized over the life of the related debt, which is included in depreciation and amortization. Amortization was $1,492, $890 and $691 for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated amortization as of December 31, 2002 and 2001 were $2,099 and $608, respectively.

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

STOCK BASED COMPENSATION. The Company accounts for accounts for stock based employee compensation arrangements in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of the option. Options are generally granted at the fair market value at the date of grant.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair values of the Company's financial instruments approximate their individual carrying amounts as of December 31, 2002 and 2001 due to their short-term maturity or the variable-rate nature of the respective borrowings.

DERIVATIVE FINANCIAL INSTRUMENTS. To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The fair values of interest rate swap agreements and changes in fair value are recognized in the financial statements as noncurrent assets or liabilities.

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

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk are trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS. Effective January 1, 2001, the Company adopted Statement of Financial Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position. The Company recognized a charge to OCI of $662 as a result of cumulative effect in accounting change in relation to the adoption of SFAS No. 133. During June 2001, the Company terminated its interest rate swap agreements, which resulted in the reversal of the entire OCI balance. Pursuant to the termination of these interest rate swap agreements, the Company made an aggregate cash payment of approximately $1,822 to counterparties. This amount is included in the statement of operations as a component of other expense. In August and October 2001, the Company entered into interest rate swap agreement (see Note 9). During the years ended December 31, 2002 and 2001, the Company recognized a charge to OCI of $3,263 and $1,107, respectively. The total liability in connection with the Company's cash flow hedges as of December 31, 2002 and 2001 were $4,370 and $1,338, respectively, and is presented separately on the balance sheet as a noncurrent liability. The total asset in connection with the Company's cash flow hedges as of December 31, 2002 and 2001 were $0 and $231, respectively, and is presented separately on the balance sheet as a noncurrent asset.

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

The following table reflects consolidated results adjusted as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of the years ended December 31, 2002 and 2001:

--------------------------------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                  2002       2001       2000
--------------------------------------------------------------------------------------------
Net (loss) income
As reported.................................................  $(9,742)   $51,221    $30,282
Goodwill amortization.......................................       --        201         --
                                                              ------------------------------
As adjusted.................................................  $(9,742)   $51,422    $30,282
                                                              ------------------------------
Basic & Diluted Earnings Per Share
As reported.................................................  $ (0.26)   $  1.70    $  1.60
Goodwill amortization
As adjusted.................................................  $ (0.26)   $  1.70    $  1.60
--------------------------------------------------------------------------------------------

The following table reflects the components of goodwill as of December 31, 2002:

-------------------------------------------------------------------------------------------
                                                              GROSS CARRYING    ACCUMULATED
                                                                      AMOUNT   AMORTIZATION
-------------------------------------------------------------------------------------------
Amortized goodwill
United Overseas Tankers.....................................      $   5,954        $   201
-------------------------------------------------------------------------------------------

Prior to the adoption of SFAS No. 142, amortization expense for each of the five succeeding fiscal years would have been $397.

SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in September 2001. This statement addresses financial accounting and reporting for the obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after September 15, 2002. The adoption of this standard did not have a material effect on the Company's financial position and results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that held for use long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value. Held for sale long lived assets shall be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable or include amounts for operating losses that have not yet occurred. SFAS
No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The adoption of this standard did not have a material effect on the Company's financial position and results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement
No. 13, and Technical Corrections. In addition to rescinding FASB Statements No. 4, 44 and 64, this Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this standard did not have a material effect on the Company's financial position and results of operations. Due to the adoption of SFAS No. 145, the extraordinary expense recorded during 2001 was reclassified to a component of other expenses.

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

2. ACQUISITIONS

As part of the Company's recapitalization, the Company acquired United Overseas Tankers, Ltd. ("UOT"), a Greek company providing technical management services exclusively to the Company, for

$5,979. The Company recorded goodwill of $5,954 which reflected the excess of purchase price over fair value of net assets acquired. The composition of the fair value of net assets acquired are as follows:

----------------------------------------------------------------------
Cash........................................................   $   37
Other current assets........................................        3
Fixed assets................................................       50
                                                               ------
Fair value of assets acquired...............................       90
Less: Liabilities assumed...................................      (65)
                                                               ------
Fair value of net assets acquired...........................       25
                                                               ------
Cash paid...................................................    5,429
Due to sellers..............................................      550
                                                               ------
Total paid..................................................    5,979
                                                               ------
Goodwill....................................................   $5,954
----------------------------------------------------------------------

Goodwill is being amortized over a 15 year period. For the year ended
December 31, 2001, amortization was $201. Effective January 1, 2002, amortization of goodwill is no longer permitted. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of acquisition. Pro forma net assets and results of operations of this acquisition had the acquisition occurred at the beginning of 2001 were not material and accordingly, have not been provided. Results of UOT's operations for the period from January 1, 2001 through June 12, 2001 were not significant to the Company's operations for the year ended December 31, 2001.

Prior to the acquisition, the Company paid management fees to UOT of $547 and $388 for the years ended December 31, 2001 and 2000, respectively.

On June 15, 2001, in accordance with the Company's recapitalization, the Company purchased five vessels for an aggregate purchase price of approximately $145,050 and also purchased certain other assets. Consideration in this transaction consisted of approximately 5,675,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, and the assumption of indebtedness. On June 14, 2002, an adjustment was made to the purchase price of some of the vessels which we acquired for shares at the time of the Company's initial public offering whereby the Company received 35,230 shares of common stock valued at $18.00 per share as settlement of $634 owed to the Company by the sellers as of June 15, 2001. These shares have been retired and are shown on the Company's statement of shareholders' equity as a reduction of paid-in capital.

From June 27, 2001 through August 24, 2001, the Company acquired ten vessels for an aggregate purchase price of approximately $283,636. Included in this purchase price are 1,680,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, valued at $30,243.

3. EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the exercise of all stock options (see
Note 15) using the treasury stock method and the granting of unvested restricted stock awards (see Note 16), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share is as follows:

-----------------------------------------------------------------------------------------------
                                                                 2002         2001         2000
-----------------------------------------------------------------------------------------------
Basic earnings per share:
  Weighted average common shares outstanding.............  36,980,600   30,144,709   18,877,822
                                                           ------------------------------------
Diluted earnings per share:
  Weighted average common shares outstanding.............  36,980,600   30,144,709   18,877,822
  Stock options..........................................       1,585           --           --
  Restricted stock awards................................       7,642           --           --
                                                           ------------------------------------
                                                           36,989,827   30,144,709   18,877,822
-----------------------------------------------------------------------------------------------

4. WRITEDOWN OF VESSELS

During September 2002, the Company decided to retire a 1979-built single-hull Aframax tanker through its sale for scrap. This decision was based on management's assessment of estimated charter rates for the vessel and the estimated daily operating costs as well as the cost of this vessel's next drydocking which is scheduled for April 2003. The vessel was sold in November 2002. An expense of $4,254 has been recognized during the year ended December 31, 2002, which was the amount by which the vessel's carrying value exceeded the net proceeds received upon disposal.

During December 2002, the Company decided to sell a 1980-built and 1981-built single-hull Aframax tankers. This decision was based on management's assessment of the projected cost associated with the associated with the vessels' next drydockings which were scheduled to occur during 2003 and the estimated operating revenues for the vessels over their remaining operating lives. The expense of $8,846 has been recognized during the year ended December 31, 2002 that is the difference between the vessels' book values and the proceeds from their anticipated sale. These vessels have been written down to their estimated net selling price of $2,000 per vessel, and have been reclassified on the balance sheet from vessels to vessels held for sale.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

---------------------------------------------------------------------------------------------------
                                                              DECEMBER 31, 2002   DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------
Bunkers and lubricants inventory............................       $     9,246         $    5,351
Other.......................................................             2,906              4,332
                                                              -------------------------------------
Total.......................................................       $    12,152         $    9,683
---------------------------------------------------------------------------------------------------

6. OTHER FIXED ASSETS

Other fixed assets consist of the following:

---------------------------------------------------------------------------------------------------
                                                              DECEMBER 31, 2002   DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------
Other fixed assets:
  Furniture, fixtures and equipment.........................        $      421         $      369
  Vessel equipment..........................................              1229              1,142
  Computer equipment........................................               196                155
                                                              -------------------------------------
Total cost..................................................             1,846              1,666
Less accumulated depreciation...............................               976                644
                                                              -------------------------------------
Total.......................................................        $      870         $    1,022
---------------------------------------------------------------------------------------------------

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

---------------------------------------------------------------------------------------------------
                                                              DECEMBER 31, 2002   DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------
Accounts payable............................................       $     9,651         $     4,062
Accrued expenses............................................             5,506               6,488
                                                              -------------------------------------
Total.......................................................       $    15,157         $    10,550
---------------------------------------------------------------------------------------------------

8. NOTE PAYABLE TO SHAREHOLDER

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

9. LONG-TERM DEBT

---------------------------------------------------------------------------------------------------
                                                              DECMEBER 31, 2002   DECMEBER 31, 2001
---------------------------------------------------------------------------------------------------
First Credit Facility
  Term Loan.................................................      $   129,411         $   177,000
  Revolving Credit Facility.................................           54,100              11,100
Second Credit Facility
  Term Loan.................................................           74,500             101,500
  Revolving Credit Facility.................................           22,000              50,000
                                                              -------------------------------------
Total.......................................................      $   280,011         $   339,600
Less: Current Portion of long term debt.....................           62,003              73,000
                                                              -------------------------------------
Long term debt..............................................      $   218,008         $   266,600
---------------------------------------------------------------------------------------------------

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

The Company had entered into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The Company had outstanding ten interest rate swap agreements with foreign banks at January 1, 2001. These agreements effectively fixed the Company's interest rate exposure on its senior and junior loan facilities, which are based on LIBOR to fixed rates ranging from 6.2% to 7.0%. The differential to be paid or received was recognized as an adjustment to interest expense as incurred.

On June 15, 2001, all 12 loan facilities were fully repaid, $70,100 from the proceeds of the Company's Initial Public Offering and the remainder with borrowings made under a new credit facility (the "First

Credit Facility"). The Company wrote off the unamortized deferred loan costs aggregating $1,184 associated with those facilities as a component of other expenses. In June 2001, the Company terminated all of its interest rate swap agreements by paying the counterparties an aggregate amount of $1,822. This termination has been recorded in the statement of operations as a component of other expenses.

In June 2001 the Company entered into two new credit facilities. The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. At the time of sale of the Aframax tanker in November 2002 (see Note 4), the revolving loan facility was reduced to $98,787. As of December 31, 2002, the Company had $129,411 outstanding on the term loan and $54,100 outstanding on the revolving loan. The Company's obligations under the First Credit Facility are secured by 19 vessels, with an aggregate carrying value of $464,337 at December 31, 2002.

On June 27, 2001, the Company entered into an additional credit facility (the "Second Credit Facility") consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of December 31, 2002, the Company had $74,500 outstanding on the term loan and $22,000 outstanding on the revolving loan. The Company's obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of $250,996 at December 31, 2002.

Interest rates during the year ended December 31, 2002 ranged from 2.94% to 3.56% on the First and Second Credit Facilities.

In August 2001, the Company entered into an interest rate swap agreement with a foreign bank to manage interest costs and the risk associated with changing interest rates. This swap had a notional principal amount of $65,500 and fixed the interest rate exposure on 50% of its First Credit Facility to a fixed rate of 6.25%. The differential to be paid or received is recognized as an adjustment to interest expense as incurred from the interest rate swap's effective date of September 15, 2001. The swap agreement terminates on June 15, 2006. In
October 2001, the Company entered into a second interest rate swap agreement with a foreign bank with a notional principal amount of $37,250 which fixed the interest rate exposure on 50% of its Second Credit Facility to a fixed rate of 5.485%. The changes in the notional principal amounts of the swaps of December 31, 2002 and 2001 are as follows:

---------------------------------------------------------------------------------------------------
                                                              DECEMBER 31, 2002   DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------
Notional principal amount, beginning of year................      $   139,250         $    85,450
Amortization of swaps.......................................         (36,500)            (17,575)
Termination.................................................               --            (77,000)
Addition....................................................               --             148,375
                                                              -------------------------------------
Notional principal amount, end of the year..................      $   102,750         $   139,250
---------------------------------------------------------------------------------------------------

The Company would have paid approximately $4,370 and $1,107 to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2002 and 2001, respectively. This fair value is based upon estimates received from financial institutions.

Interest (expense) income pertaining to interest rate swaps for the years ended December 31, 2002, 2001 and 2000 was $(3,223), $(943) and $141, respectively.

Interest expense under all of the Company's credit facilities was $14,748, $17,728 and $19,414 for the years ended December 31, 2002, 2001 and 2000, respectively.

The terms and conditions of the First and Second Credit Facilities require compliance with certain restrictive covenants, which the Company feels are consistent with loan facilities incurred by other shipping companies. Under the credit facilities, the Company is required to maintain certain ratios such as: vessel market value to loan outstanding, EBITDA to net interest expense and to maintain minimum levels of working capital. The loan facility agreements also contain, among other things, prohibitions against additional borrowing, guarantees, and payments of dividends. As of December 31, 2002, the Company was in compliance with its covenants.

Based on borrowings as of December 31, aggregate maturities without any mandatory prepayments under the First Credit Facility and Second Credit Facility are the following:

-------------------------------------------------------------------------------------------------------
                                             FIRST CREDIT FACILITY    SECOND CREDIT FACILITY
YEAR ENDING DECEMBER 31:                     ---------------------   -----------------------
                                                         REVOLVING                 REVOLVING
                                                            CREDIT                    CREDIT
                                             TERM LOAN    FACILITY    TERM LOAN     FACILITY      TOTAL
-------------------------------------------------------------------------------------------------------
2003.......................................  $ 40,503     $    --      $21,500      $    --    $ 62,003
2004.......................................    35,563          --       16,000           --      51,563
2005.......................................    35,563          --       16,000           --      51,563
2006.......................................    17,782      54,100       21,000       22,000     114,882
                                             ----------------------------------------------------------
Total......................................  $129,411     $54,100      $74,500      $22,000    $280,011
-------------------------------------------------------------------------------------------------------

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

---------------------------------------------------------------------------------------------------
                                                            DECEMBER 31, 2002     DECEMBER 31, 2001
                                                          -------------------   -------------------
                                                          CARRYING       FAIR   CARRYING       FAIR
                                                             VALUE      VALUE      VALUE      VALUE
---------------------------------------------------------------------------------------------------
Cash....................................................  $ 2,681    $ 2,681    $17,186    $17,186
Floating rate debt......................................  280,011    280,011    339,600    339,600
Cash flow hedges--net liability position................    4,370      4,370      1,107      1,107
---------------------------------------------------------------------------------------------------

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

11. REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2002, 2001 and 2000 was $28,293, $47,520 and $41,512, respectively. Future minimum time charter revenue, based on vessels committed to non-cancelable time charter contracts excluding time charters that are subject to a market rate adjustment with no minimum daily rate as of December 31, 2002 will be $13,262 during 2003 and $960 during 2004.

12. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2002, the Company did not earn 10% or more of its voyage revenues from any single customer. For the year ended December 31, 2001, the Company earned $27,389 from one customer which represented 12.6% of voyage revenues. For the year ended December 31, 2000, the Company earned approximately $19,376 and $14,902 from two customers which represented 14.7% and 11.3% of voyage revenues, respectively.

13. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55. For the period from April 1, 2000 to December 31, 2000, the Company expensed $495 for occupancy fees. For the years ended December 31, 2002 and 2001, the Company's occupancy fees were $660 in each year.

Included in prepaid expenses and other current assets are net advances to Mr. Georgiopoulos, which amounted to $486 at December 31, 2002 and December 2001.

During 2002, 2001 and 2000, the Company paid approximately $181, $10 and $104 to Poles, Tublin, Patestides & Stratakis LLP, a law firm with which the father of Mr. Georgiopoulous is affiliated. Included in accounts payable and accrued expenses as of December 31, 2002 and 2001, are unpaid fees to this law firm of $0 and $181, respectively.

14. SAVINGS PLAN

In November 2001, the Company established a 401(k) Plan (the "Plan") which is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 15 percent of their annual salaries with the Company matching up to the first three percent. The matching contribution vests over a four year period, retroactive to date of hire. During 2002 and 2001, the Company's matching contribution to the Plan was $90 and $26, respectively.

15. STOCK OPTION PLAN

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

On November 26, 2002, the Company's chief executive officer and chief operating officer surrendered to the Company outstanding options to purchase an aggregate of 590,000 shares of common stock. Also on November 26, 2002, options to purchase 143,500 were granted to other employees at an exercise price of $6.06 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.

The Company follows the provisions of APB 25 to account for its stock option plan. The fair value of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years for options granted during both 2002 and 2001, volatility of 63% and 54% for options granted during 2002 and 2001, respectively, risk free interest rate of 4.0% and 5.5% for options granted duing 2002 and 2001, respectively, and no dividend yield for options granted in both 2002 and 2001. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the options to purchase common stock granted on November 26, 2002 is $3.42 per share.

The following table summarizes stock option activity for the three years ended December 31, 2002:

-----------------------------------------------------------------------------------------------------
                                                                                             WEIGHTED
                                                          NUMBER OF   WEIGHTED AVERAGE   AVERAGE FAIR
                                                            OPTIONS     EXERCISE PRICE          VALUE
-----------------------------------------------------------------------------------------------------
Outstanding, January 1, 2001............................        --         $       --       $    --
  Granted...............................................   860,000              18.00          8.50
  Exercised.............................................        --                 --            --
  Forfeited.............................................        --                 --            --
                                                          -------------------------------------------
Outstanding, December 31, 2001..........................   860,000         $    18.00       $  8.50
  Granted...............................................   143,500         $     6.06       $  3.42
  Exercised.............................................
  Forfeited.............................................  (590,000)        $    18.00       $  8.50
                                                          -------------------------------------------
Outstanding, December 31, 2002..........................   413,500         $    13.86       $  6.74
-----------------------------------------------------------------------------------------------------

The following table summarizes certain information about stock options outstanding as of December 31, 2002:

-------------------------------------------------------------------------------------------------------------
                                                            OPTIONS OUTSTANDING,         OPTIONS EXERCISABLE,
                                                               DECEMBER 31, 2002            DECEMBER 31, 2002
                                   ---------------------------------------------   --------------------------
                                                                        WEIGHTED
                                                      WEIGHED            AVERAGE                      WEIGTED
                                   NUMBER OF          AVERAGE          REMAINING   NUMBER OF          AVERAGE
RANGE OF EXERCISE PRICE              OPTIONS   EXERCISE PRICE   CONTRACTUAL LIFE     OPTIONS   EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------
$6.06............................    143,500       $   6.06                9.90           --       $   6.06
$18.00...........................    270,000       $  18.00                8.45      114,000       $  18.00
                                   --------------------------------------------------------------------------
                                     413,500       $  13.86                8.95      114,000       $  18.00
-------------------------------------------------------------------------------------------------------------

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS

No. 123, the Company's net income and net income per share for the years ended December 31, 2002 and 2001, would have been stated at the pro forma amounts indicated below:

---------------------------------------------------------------------------------
                                                                  2002       2001
---------------------------------------------------------------------------------
Net (Loss) Income:
As reported.................................................  $(9,742)   $51,221
Pro forma...................................................  $(8,737)    48,457

Basic and diluted earnings per share (as reported):.........       --
  Net (loss) income.........................................  $ (0.26)   $  1.70

Basic and diluted earings per share (pro forma):
  Net (Loss) Income.........................................  $ (0.24)   $  1.61
---------------------------------------------------------------------------------

16. RESTRICTED STOCK AWARDS

On November 26, 2002, the Company made grants of restricted common stock in the amount of 500,000 shares to its chief executive officer, and 125,000 shares to its president and chief operating officer. The shares will vest, if at all, in seven years from the date of grant (or earlier upon the death, disability, dismissal without cause or resignation for good reason of the recipient or upon a change of control of the Company). The restricted stock grants are expected to result in a non-cash charge to general and administrative expenses of $541,000 per annum (pro rata for the remainder of 2002).

17. LEGAL PROCEEDINGS

The Company or its subsidiaries are party to the following legal proceedings which arose from matters incidental to its business.

The Company time chartered one of its vessels to an affiliate of OMI Corporation in September 1997, for a period of approximately four years. Under the charter, the Company had the right to cancel the balance of the charter at any time after its second anniversary date upon 90 days' written notice with a payment of $1,000 to the charterer, which payment has been made by the Company. On
October 2, 2000, the Company gave notice to the charterer that this option was being exercised. Subsequently, it was calculated that redelivery was to take place on February 2, 2001. In January 2001, the charterer indicated that it was not possible to complete a laden voyage by such date. The charterer asserted that the vessel would not have to be redelivered until February 24, 2001, which would permit it time to conduct an additional voyage. The charterer demanded arbitration and, under protest, redelivered the vessel to the Company on January 14, 2001. The charterer has alleged that it is entitled to damages in the amount of approximately $1,900, exclusive of interest and costs, as a result of its inability to commence and complete another voyage. The Company's position is that pursuant to the terms of the charter and the existing law, the charterer was not entitled to commence another voyage if the vessel could not reasonably be redelivered prior to the redelivery date. The Company believes that the charterer's anticipatory breach of the charter has damaged it. The parties agreed to arbitration in the State of New York and nominated a sole arbitrator. The parties have exchanged correspondence expressing differing views of the law and the facts of the matter and have made various settlement offers. At a hearing held before the arbitrator on October 3, 2001, the charterer presented witnesses and other evidence in support of its claim. A second hearing was held on November 20, 2001, at which the Company presented witnesses in support of its claim. On February 25, 2003, the arbitrator awarded the charterer an amount that the Company adequately accrued for as of December 31, 2002. Consequently, the resolution of this arbitration did not have a material adverse effect on the Company's results of operations.

On March 14, 2001, the GENMAR HECTOR experienced severe weather while unloading at the BPAmoco Co. terminal in Texas City, Texas. As a result of heavy winds, the vessel became separated from the terminal. The terminal's loading arms were damaged and there was a discharge of approximately 200 to 300 barrels of oil. The U.S. Coast Guard has determined that this oil originated from the terminal and that BPAmoco is the responsible party for the discharge under OPA, although BPAmoco retains a right of contribution against the vessel. On March 16, 2001, BPAmoco Corporation, BPAmoco Oil Co. and Amoco Oil Company filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division, against the GENMAR HECTOR IN REM, seeking damages in the amount of $1,500. The protection and indemnity association for this vessel, which provides insurance coverage for such incidents, issued a letter to BPAmoco Co., et al. guaranteeing the payment of up to $1,500 for any damages for which this vessel may be found liable in order to prevent the arrest of the vessel. On July 31, 2001, the plaintiffs filed a an amended complaint which added as defendants the Company and UOT. On or about August 3, 2001, Valero Refining Company-Texas and Valero Marketing & Supply Co., co-lessors with BPAmoco of the BPAmoco terminal and the voyage charterer of the vessel, intervened in the above-referenced lawsuit, asserting claims against the vessel, Genmar Hector Ltd., UOT, the Company and BPAmoco in the aggregate amount of approximately $3,200. On September 28, 2001, BPAmoco filed a second amended complaint, increasing the aggregate amount of its claims against the defendants, from $1,500 to approximately $3,200. BPAmoco asserted that such increase is due to subsequent demurrage claims made against BPAmoco by other vessels whose voyages were delayed or otherwise affected by the incident. The Company believes that the claims asserted by BPAmoco are generally the same as those asserted by Valero Refining Company-Texas and Valero Marketing & Supply Co. and that, as a result, the aggregate amount of such claims taken together will be approximately $3,200. A counterclaim has been filed on behalf of the Compnay and the other defendants against the BPAmoco and Valero plaintiffs for approximately $25. On October 30, 2001, these two civil actions were consolidated and on December 26, 2001, a complaint for damages in an unspecified amount due to personal injuries from the inhalation of oil fumes was filed by certain individuals against the vessel, BPAmoco, UOT, and the Company. These personal injury plaintiffs filed an amended complaint on January 24, 2002, adding another individual as a plaintiff and asserting a claim against the Company and UOT for punitive damages. The Company believes that the claim for punitive damages is without merit. On February 27, 2002, Southern States Offshore, Inc. filed an independent suit against BPAmoco, the Company, UOT and Valero seeking damages sustained by the M/V SABINE SEAL, which is owned and operated by Southern States Offshore and was located adjacent to the BPAmoco dock on the day of the spill, and for maintenance and cure paid to the individual personal injury claimants who were members of the crew of the SABINE SEAL. The amount of the claim is estimated to be approximately $100. This action has now been consolidated with the other claims. With the possible exception of the claim for punitive damages, all of the claims asserted against the Company appear to be covered by insurance. In February 2003, the parties have now agreed to a settlement in principle which would involve a payment by the Company that is wholly covered by insurance. Accordingly, the Company believes that this incident will have no material effect on the Company's results of operations.

18. SUBSEQUENT EVENTS

Effective January 1, 2003, the Company completed an internal corporate restructuring which reduced the number of the Company's subsidiaries and the number of jurisdictions in which these subsidiaries are organized. The restructuring is intended to achieve tax efficiencies and promote regulatory compliance. In addition, the restucturing clearly separates the Company's ship owning subsidiaries from its ship management subsidiaries.

In January 2003, the Company agreed to acquire 19 tankers consisting of 14 Suezmax tankers and five Aframax tankers. These vessels are expected to be added to the Company's fleet during March and April 2003. The aggregate purchase price will be $525,000, which will be financed through the use of cash on hand and reserve borrowing power under the Company's existing revolving credit facilities together with the incurrence of additional bank debt. On February 3, 2003, the Company borrowed $32,500 under its First Credit Facility and $20,000 under its Second Credit Facilities and paid the $52,500 proceeds to the seller of the 19 tankers as a deposit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes were made to, nor was there any disagreement with the Company's independent auditors regarding, the Company's accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding General Maritime's directors and executive officers is incorporated by reference herein to General Maritime's Proxy Statement for its Annual Meeting of Shareholders to be held on May [22], 2003 (the "2003 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding compensation of General Maritime's executive officers is incorporated by reference herein to the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the beneficial ownership of shares of General Maritime's common stock by certain persons is incorporated by reference herein to the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions of General Maritime is incorporated by reference herein to the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company's periodic SEC filings.

     CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Consolidated Financial Statements."

     2. The financial statement schedules listed in the "Index to Financial Statement Schedules."

     3.   Exhibits:

            2.1      Plan of Recapitalization.(1)

            2.2 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd. (subsequently renamed General Maritime Corporation), Ajax Limited Partnership, the limited partners of Ajax Limited Partnership, Genmar Ajax Ltd., Peter C. Georgiopoulos, Genmar Ajax Corporation and GMC Administration Ltd.(3)

            2.3 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings, Ltd., Ajax II, L.P., the limited partners of Ajax II, L.P., Ajax II LLC, Peter C. Georgiopoulos, Genmar Ajax II Corporation and GMC Administration Ltd.(3)

            2.4 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Ajax II, L.P., the limited partners of Boss, L.P., Genmar Boss Ltd., Peter C. Georgiopoulos, Genmar Boss Corporation and GMC Administration Ltd.(3)

            2.5 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., General Maritime I, L.P., the limited partners of General Maritime I, L.P., General Maritime I Corporation, Peter C. Georgiopoulos, Genmar Maritime I Corporation and GMC Administration Ltd., and amendment thereto.(1)

            2.6 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., General Maritime II, L.P., the limited partners of General Maritime II, L.P., General Maritime II Corporation, Peter C. Georgiopoulos, Genmar Maritime II Corporation and GMC Administration Ltd.(3)

            2.7 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Harriet, L.P., the limited partners of Harriet, L.P., General Maritime III Corporation, Peter C. Georgiopoulos, Genmar Harriet Corporation and GMC Administration Ltd.(3)

            2.8 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., and Pacific Tankship, L.P., the limited partners of Pacific Tankship, L.P., Genmar Pacific Ltd., Peter C. Georgiopoulos, Genmar Pacific Corporation and GMC Administration Ltd.(3)

            2.9 Contribution Agreement, dated May 25, 2001, among General Maritime Ship Holdings Ltd., Genmar Alexandra, LLC Genmar II, LLC, Equili Company, L.P., Equili Company, LLC, Equili Company II, L.P. and Equili Company II, LLC.(3)

            2.10 Vessel Contribution Agreement, dated April 26, 2001, between General Maritime Ship Holdings Ltd. and Blystad Shipholding Inc., Liberia.(3)

            2.11 Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc., Liberia and General Maritime Ship Holdings Ltd.(3)

            2.12 Memorandum of Agreement, dated April 26, 2001, between Blystad Shipholding Inc., Liberia and General Maritime Ship Holdings Ltd.(3)

            2.13 Vessel Contribution Agreement, dated May 25, 2001, between General Maritime Ship Holdings Ltd. and KS Stavanger Prince.(3)

            2.14 Memorandum of Agreement, dated May 4, 2001, between KS Stavanger Prince and General Maritime Ship Holdings Ltd.
                     (3)

            2.15 Letter Agreement, dated May 25, 2001, between General Maritime Ship Holdings, Ltd. and Peter C. Georgiopoulos relating to the acquisition of the old Maritime Corporation.(3)

            2.16 Reorganization Agreement, dated as of September 9, 2002, between General Maritime Corporation and certain of its then existing subsidiaries relating to the reorganization of General Maritime Corporation and its various subsidiaries.3.1 Amended and Restated Articles of Incorporation of General Maritime Ship Holdings Ltd.(1)

            3.2 Articles of Amendment to Amended and Restated Articles of Incorporation, changing name from General Maritime Ship Holdings Ltd. to General Maritime Corporation.(1)

            3.3 Amended and Restated By-Laws of General Maritime Ship Holdings Ltd.(1)

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

            10.11    [reserved]

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

            10.16 Form of Master Vessel and Collateral Trust Agreement, related to $165,000,000 Credit Agreement.(4)

            10.17 Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to $165,000,000 Credit Agreement.(4)

            10.18 Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $165,000,000 Credit Agreement.(4)

            10.19 Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta Flag Vessel, related to $165,000,000 Credit Agreement.(4)

            10.20 Escrow Agreement dated June 11, 2001 between General Maritime Ship Holdings Ltd., the Recipients and Partnerships listed therein and Mellon Investor Services LLC.(1)

            10.21 Management Rights Agreement dated June 11, 2001 between General Maritime Corporation and OCM Principal Opportunities Fund, L.P.(2)

            10.22 Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and Peter C. Georgiopoulous.
                     (2)

            10.23 Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and John P. Tavlarios.(2)

            10.24 Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and James C. Christodoulou.(2)

            10.25 Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and John C. Georgiopoulos.(2)

            10.26 Form of General Maritime 2001 Stock Incentive Plan, as amended and restated, effective December 12, 2002.

            10.27    Form of Outside Director Stock Option Grant Certificate.
                     (1)

            10.28 Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and Peter C. Georgiopoulos.(1)

            10.29 Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and John P. Tavlarios.
                     (1)

            10.30 Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and James C. Christodoulou.(1)

            10.31 Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and John C. Georgiopoulos.(1)

            10.32    Form of Incentive Stock Option Grant Certificate.(2)

            21.1     Subsidiaries of General Maritime Corporation.

            99.1     Section 906 Certification of Chief Executive Officer.

            99.2     Section 906 Certification of Chief Financial Officer.

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

(b)  Current Reports on Form 8-K

     During the three months ended December 31, 2002, the Registrant filed one report on Form 8-K. The report was filed on December 2, 2002, and reported the grant of 500,000 shares of restricted common stock to Peter C. Georgiopoulos, the Company's chairman, chief executive officer, and president, and 125,000 shares of restricted common stock to John P. Tavlarios, the Company's then President and Chief Operating Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 28, 2003.

                               GENERAL MARITIME CORPORATION

                               By: /s/ Peter C. Georgiopoulos
                                   ---------------------------------------------
                                   Name:  Peter C. Georgiopoulos
                                   Title: Chairman and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 2003, by the following persons in the capacities indicated:

                SIGNATURE                                TITLE
                ---------                                -----
      /s/ Peter C. Georgiopoulos
      -------------------------------     CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND
          Peter C. Georgiopoulos            DIRECTOR
                                            (PRINCIPAL EXECUTIVE OFFICER)


      /s/ James C. Christodoulou
      -------------------------------     VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY
          James C. Christodoulou            (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


      /s/ John P. Tavlarios
      -------------------------------     DIRECTOR
          John P. Tavlarios

      /s/ Andrew Cazalet
      -------------------------------     DIRECTOR
          Andrew Cazalet

      /s/ William J. Crabtree
      -------------------------------     DIRECTOR
          William J. Crabtree

      /s/ Rex W. Harrington
      -------------------------------     DIRECTOR
          Rex W. Harrington

      /s/ Stephen A. Kaplan
      -------------------------------     DIRECTOR
          Stephen A. Kaplan

      /s/ Peter S. Shaerf
      -------------------------------     DIRECTOR
          Peter S. Shaerf

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Peter C. Georgiopoulos, certify that:

1. I have reviewed this annual report on Form 10-K of General Maritime Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely a affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Peter C. Georgiopoulos
--------------------------
Peter C. Georgiopoulos

Chairman, Chief Executive
Officer, and President

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, James C. Christodoulou, certify that:

1. I have reviewed this annual report on Form 10-K of General Maritime Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely a affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ James C. Christodoulou
--------------------------
James C. Christodoulou

Vice President, Secretary and
Chief Financial Officer