Form 10-K/A
period 2002-12-31
GENERAL MARITIME CORP/
filed 2003-03-31
CIK 1127269

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2003 (Part III)

                                     EXPLANATORY NOTE


     General Maritime Corporation is filing this Amendment to its Report on Form 10-K for its fiscal year ended December 31, 2002, in order to reflect an addition to Note 18 ("Subsequent Events") to its audited consolidated financial statements (Page F-23), and the redating of the opinion of Deloitte & Touche LLP (Page F-2) to reflect that addition.

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

Deloitte & Touche LLP
New York, New York
February 20, 2003
(February 25, 2003 as to note 17)
(March 20, 2003 as to note 18)

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

     On March 11, 2003 the Company entered into commitments for $450,000 in credit facilities. These credit facilities are comprised of a first priority $350,000 amortizing term loan (The "First Priority Term Loan") and a second priority $100,000 non-amortizing term loan (the "Second Priority Term Loan"). The First Priority Term Loan matures on March 10, 2008, is repayable in 19 installments and bears an initial interest rate of LIBOR plus 1.625%. The Second Priority Term Loan matures September 10, 2004 and bears an initial interest rate of LIBOR plus 3.5%. The Company must pay a fee of 0.73% per annum of the unused portion of the First Priority Loan and 1.575% per annum on the unused portion of the Second Priority Term Loan. The Company's obligations under these credit facilities will be secured by all of the tankers the Company acquires from the sellers of the 19 tankers. These credit facilities will be drawn upon pro rata as the Company acquires these tankers. The terms and conditions of these credit facilities require compliance with certain restrictive covenants which are consistent with our existing credit facilities. Pursuant to the issuance of the Senior Notes described below, the First Priority Term Loan has been reduced to $275,000 with such reduction being treated as a prepayment of the first six installments due under this facility, and the Second Priority Term Loan has been reduced to $0 and eliminated.

     On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013. Interest is paid on the senior notes each March 15 and September 15. The Senior Notes are general unsecured, senior obligations of the Company. The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and imposes certain limitations on investments, restricted payments (as defined), sales or transfers of assets, dividends and other payments, the ability of the Company to enter into sale-leaseback transactions, certain transactions with affiliates and certain mergers, consolidations and purchases of assets.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this first amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 31, 2003.

                               GENERAL MARITIME CORPORATION

                               By: /s/ Peter C. Georgiopoulos
                                   ---------------------------------------------
                                   Name:  Peter C. Georgiopoulos
                                   Title: Chairman and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this first amended report has been signed on March 31, 2003, by the following persons in the capacities indicated:

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

      /s/ Stephen A. Kaplan
      -------------------------------     DIRECTOR
          Stephen A. Kaplan

      /s/ Peter S. Shaerf
      -------------------------------     DIRECTOR
          Peter S. Shaerf

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Peter C. Georgiopoulos, certify that:

1. I have reviewed this amendment No. 1 to the annual report on Form 10-K of General Maritime Corporation;

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

Date: March 31, 2003

/s/ Peter C. Georgiopoulos
--------------------------
Peter C. Georgiopoulos

Chairman, Chief Executive
Officer, and President

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, James C. Christodoulou, certify that:

1. I have reviewed this amendment No. 1 to the annual report on Form 10-K of General Maritime Corporation;

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

Date: March 31, 2003

/s/ James C. Christodoulou
--------------------------
James C. Christodoulou

Vice President, Secretary and
Chief Financial Officer