Form 10-Q
period 2003-03-31
GENERAL MARITIME CORP/
filed 2003-05-15
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Yes ☒    No ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 14, 2003:

Common Stock, par value $0.01 per share 36,964,770 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

Item.1. Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31, 2003	DECEMBER 31, 2002
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$103,289	$2,681
Due from charterers	29,567	25,008
Vessels held for sale	2,000	4,000
Prepaid expenses and other current assets	14,448	12,152
Total current assets	149,304	43,841

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $157,900 and $145,411, respectively	818,949	711,344
Deposits on vessels	40,639	—
Other fixed assets, net	1,014	870
Deferred drydock costs	14,175	15,555
Deferred financing costs	16,942	4,563
Due from charterers	196	351
Goodwill	5,753	5,753
Total noncurrent assets	897,668	738,436
TOTAL ASSETS	$1,046,972	$782,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,519	$15,157
Accrued interest	1,105	359
Current portion of long-term debt	59,994	62,003
Total current liabilities	76,618	77,519
NONCURRENT LIABILITIES:
Deferred voyage revenue	1,320	744
Long-term debt	448,507	218,008
Derivative liability for cash flow hedge	4,120	4,370
Total noncurrent liabilities	453,947	223,122
Total liabilities	530,565	300,641
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share authorized 75,000,000 shares; issued and outstanding 36,964,770 shares	370	370
Paid-in capital	418,788	418,788
Restricted stock	(3,600)	(3,742)
Retained earnings	104,969	70,590
Accumulated other comprehensive loss	(4,120)	(4,370)
Total shareholders’ equity	516,407	481,636
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,046,972	$782,277

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2003	2002
VOYAGE REVENUES:
Voyage revenues	$91,493	$52,966

OPERATING EXPENSES:7
Voyage expenses	21,750	17,312
Direct vessel expenses	14,207	13,878
General and administrative	3,615	2,682
Depreciation and amortization	14,568	14,666
Gain on sale of vessel	(930)	—
Total operating expenses	53,210	48,538
OPERATING INCOME	38,283	4,428

INTEREST INCOME (EXPENSE):
Interest income	94	76
Interest expense	(3,998)	(3,929)
Net interest expense	(3,904)	(3,853)
Net income	$34,379	$575

Basic earnings per common share	$0.93	$0.02
Diluted earnings per common share	$0.92	$0.02

Weighted average shares outstanding:

Basic	36,964,770	37,000,000
Diluted	37,216,050	37,000,000

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR

THE (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2003

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance as of January 1, 2003	$370	$418,788	$(3,742)	$70,590	$(4,370)	$—	$481,636
Comprehensive income:
Net income				34,379		34,379	34,379
Unrealized derivative gains on cash flow hedge					250	250	250
Comprehensive income						$34,629

Restricted stock amortization			142				142
Balance at March 31, 2003 (unaudited)	$370	$418,788	$(3,600)	$104,969	$(4,120)		$516,407

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$34,379	$575
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessel	(930)	—
Depreciation and amortization	14,568	14,666
Restricted stock compensation expense	142	—
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(4,404)	3,823
Increase in prepaid expenses and other assets	(2,296)	(669)
Increase (decrease) in accounts payable and accrued expenses	1,108	(2,689)
Increase (decrease) in deferred voyage revenue	576	(1,333)
Deferred drydock costs incurred	(126)	(767)
Net cash provided by operating activities	43,017	13,606

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessels	(120,105)	—
Proceeds from sale of vessel	2,930	—
Purchase of other fixed assets	(236)	(44)
Deposits on vessels	(40,628)	—
Net cash used by investing activites	(158,039)	(44)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from senior notes offering	246,158	—
Long-term debt borrowings	77,969	—
Principal payments on long-term debt	(19,546)	(18,250)
Net payments on revolving credit facilities	(76,100)	—
Increase in deferred financing costs	(12,851)	(121)
Common stock issuance costs paid	—	(200)
Net cash provided (used) by financing activities	215,630	(18,571)

Net increase (decrease) in cash	100,608	(5,009)
Cash, beginning of the year	2,681	17,186
Cash, end of period	$103,289	$12,177

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,252	$3,957

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — General Maritime Corporation (the “Company”) is a provider of international transportation services of seaborne crude oil principally within the Atlantic basin. The Company’s fleet is comprised of both Aframax and Suezmax tankers. Most of the Company’s vessels are currently operating in the Atlantic basin, which consists primarily of ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

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

For the purposes of determining the number of shares issued and outstanding with respect to the accompanying financial statements, the Company used the initial public offering price of $18.00 per share. The Recapitalization Plan also involved a post closing reallocation of the issued shares among the respective limited partners, which did not result in a material change to the outstanding shares for any periods presented.

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2002 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made for consistent presentation.

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

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

DERIVATIVES AND HEDGING ACTIVITIES — Effective January 1, 2001, the Company adopted Statement of Financial Standards (“SFAS”) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (“SFAS 133”), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the three months ended March 31, 2003 and 2002 included pay-fixed swaps. As of March 31, 2003, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the three months ended March 31, 2003 and 2002, the Company recognized a credit to OCI of $250 and $1,081, respectively.  The aggregate liability in connection with a portion of the Company’s cash flow hedges as of March 31, 2003 was $4,120 and is presented as Derivative liability for cash flow hedge on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS — During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after September 30, 2001, as well as requiring additional disclosures for business combinations.

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

The following table reflects the components of goodwill as of March 31, 2003:

	Good Carrying Amount	Accumulated Amortization
Amortized goodwill
United Overseas Tankers	$5,753	$201

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

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The adoption of the measurement requirements of FIN 45 will not have a material impact on the Company’s financial position or results of operation.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. The provisions of FIN 46 are applicable for variable interest entities created prior to January 31, 2003 no later than July 1, 2003. The adoption of FIN 46 will not have an impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has not determined the effect, if any, that SFAS No. 149 will have on its consolidated financial statements.

2. EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the  exercise of all stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2003 and 2002 are as follows:

	March 31,
	2003	2002
Basic earnings per share:
Weighted average common shares outstanding	36,964,770	37,000,000

Diluted earnings per share:
Weighted average common shares outstanding	36,964,770	37,000,000
Stock options	42,709	—
Restricted stock awards	208,571	—

	37,216,050	37,000,000

3.             VESSEL ACQUISITIONS

In January 2003, the Company agreed to acquire 19 tankers from an unaffiliated entity consisting of 14 Suezmax tankers and five Aframax tankers.  The aggregate purchase price of these vessels is $525,000, which is being financed through the use of cash on hand and reserve borrowing power under the Company’s existing revolving credit facilities together with the incurrence of additional debt described in Note 4.

The Company acquired the first of these vessels on March 11, 2003 and, as of March 31, 2003, had acquired five Suezmax tankers.  These five vessels have an aggregate purchase price of $120,105.  The remaining 14 vessels, on which the Company has $40,500 held in escrow with the seller, are expected to be acquired during the second quarter of 2003.

4.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2003 (unaudited)	Decmeber 31, 2002
First Credit Facility
Term Loan	$116,615	$129,411
Revolving Credit Facility	—	54,100
Second Credit Facility
Term Loan	67,750	74,500
Revolving Credit Facility	—	22,000
Third Credit Facility	77,969	—
Senior notes, net of $3,833 discount	246,167	—
Total	$508,501	$280,011
Less: Current Portion of long term debt	59,994	62,003
Long-term debt	$448,507	$218,008

In June 2001, the Company entered into two credit facilities.  The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of March 31, 2003, the Company had $116,615 outstanding on the term loan and $0 outstanding on the revolving loan. The Company’s obligations under the First Credit Facility are secured by 18 vessels, with an aggregate carrying value of $454,365 at March 31, 2003.

On June 27, 2001, the Company entered into an additional credit facility (the “Second Credit Facility”) consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of March 31, 2003, the Company had $67,750 outstanding on the term loan and $0 outstanding on the revolving loan. The Company’s obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of approximately $246,770 at March 31, 2003.

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans, described above.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.   The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap

agreement terminates on June 27, 2006.   The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of March 31, 2003, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $59,750 and $33,875, respectively.

On March 11, 2003 the Company entered into commitments for $450,000 in credit facilities.  These credit facilities are comprised of a first priority $350,000 amortizing term loan (the “Third Credit Facility”) and a second priority $100,000 non-amortizing term loan (the “Second Priority Term Loan”).  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275,000 (such reduction from $350,000 will be treated as a prepayment of the first six installments due under this facility) and the Second Priority Term Loan was eliminated.  The Third Credit Facility matures on March 10, 2008, is repayable in 19 quarterly installments and bears an initial interest rate of LIBOR plus 1.625%.  The Company must pay a fee of 0.73% per annum on the unused portion of the Third Credit Facility.  The Company’s obligations under this credit facility will be secured by all of the tankers the Company acquires from the seller of the 19 tankers described in Note 3.  This credit facility will be drawn upon as the Company acquires these tankers.  As of March 31, 2003, the Company had $77,969 outstanding on the Third Credit Facility. The Company’s obligations under the Third Credit Facility agreements are secured by five vessels with a carrying value of approximately $119,814 at March 31, 2003.

The terms and conditions of the First, Second and Third Credit Facilities require compliance with certain restrictive covenants, which the Company feels are consistent with loan facilities incurred by other shipping companies. Under the credit facilities, the Company is required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2003 and 2002 was $784 and $888, respectively.

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.   Interest is paid on the senior notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require the Company to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third facilities.  As of March 31, 2003, the discount on the Senior Notes is $3,833.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.

Based on borrowings as of March 31, 2003, aggregate maturities under the First, Second and Third credit facilities including permanent repayments of the Third credit facility of $3,674 described in Note 9 are as follows:

PERIOD ENDING DECEMBER 31,	First Credit Facility	Second Credit Facility	Third Credit Facility	Senior Notes	TOTAL
2003 (April 1- December 31)	$28,788	$14,750	$3,674	$—	$47,212
2004	35,131	16,000	—	—	51,131
2005	35,131	16,000	13,501	—	64,632
2006	17,565	21,000	13,501	—	52,066
2007	—	—	16,886	—	16,886
Thereafter	—	—	30,406	250,000	280,406
	$116,615	$67,750	$77,969	$250,000	$512,334

5.             GAIN ON SALE OF VESSEL

During the three months ended March 31, 2003, the Company sold a vessel which was held for sale as of December 31, 2002 for $2,930, resulting in a gain of $930.

6.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55. For the period from January 1, 2003 to March 31, 2003, the Company expensed $165 for occupancy fees. For the years ended December 31, 2002 and 2001, the Company’s occupancy fees were $660 in each year.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of March 31, 2003.

7.             STOCK OPTION PLAN

On June 10, 2001, the Company adopted the General Maritime Corporation 2001 Stock Incentive Plan. Under this plan the Company’s compensation committee, designated by the board of directors or the board of directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

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

On November 26, 2002, the Company’s chief executive officer and chief operating officer surrendered to the Company outstanding options to purchase an aggregate of 590,000 shares of common stock. Also on November 26, 2002, options to purchase 143,500 were granted to other employees at an exercise price of $6.06 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.

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

The following table summarizes stock option activity through March 31, 2003:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2001	860,000	$18.00	$8.50

Granted	143,500	$6.06	$3.42
Exercised
Forfeited	(590,000)	$18.00	$8.50

Outstanding, December 31, 2002	413,500	$13.86	$6.74

Granted	—
Exercised	—
Forfeited	—

Outstanding, March 31, 2003	413,500	$13.86	$6.74

The following table summarizes certain information about stock options outstanding as of March 31, 2003:

	Options Outstanding, March 31, 2003			Options Exercisable, March 31, 2003
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weigted Average Remaining Contractual Life	Number of Options	Weighed Average Exercise Price

$ 6.06	143,500	$6.06	9.65	—	$6.06
$18.00	270,000	$18.00	8.20	114,000	$18.00

	413,500	$13.86	8.70	114,000	$18.00

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company’s net income and net income per share for the three months ended March 31, 2003 and 2002, would have been stated at the pro forma amounts indicated below:

	2003	2002
Net Income:
As reported	$34,379	$575
Pro forma	$34,228	$575

Earnings per share (as reported):
Basic	$0.93	$0.02
Diluted	$0.92	$0.02

Earings per share (pro forma):
Basic	$0.93	$0.02
Diluted	$0.92	$0.02

8.                                      LEGAL PROCEEDINGS

The Company or its subsidiaries are party to the following legal proceedings which arose from matters incidental to its business.

9.                                      SUBSEQUENT EVENTS

During the period from April 1, 2003 through May 5, 2003, the Company acquired 12 of the vessels described in Note 3 for $358,000, of which $35,800 was held in escrow with the seller.  The Company paid for the balance of these vessels by using $81,468 existing cash, $174,156 drawdown on the Third Credit Facility and an aggregate of $66,576 on the revolving credit portion of the First and Second Credit Facilities.

Pursuant to the provisions of the Senior Notes, the Company is required to apply a portion of its cash flow during the calendar year ending December 31, 2003 to the reduction of its debt under the First, Second and Third credit facilities (see Note 4).  For the three months ended March 31, 2003, this cash flow was determined to be $12,362, of which $8,688 will be used to repay drawdowns on the First and Second credit facilities referred to in the previous paragraph and $3,674 will be used to repay the Third credit facility by May 30, 2003.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2003 and 2002. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of March 31, 2003 our fleet consisted of 32 tankers, 23 Aframax and 9 Suezmax tankers, with a total cargo carrying capacity of 3.6 million deadweight tons.

On January 29, 2003 the Company agreed to acquire 19 tankers consisting of 5 Aframax and 14 Suezmax tankers from Metrostar Management Corporation, a world-class quality operator of tankers based in Athens, Greece for $525.0 million. As of March 31, the Company has taken ownership of 5 tankers, which are included in the description of our fleet above.  As of May 7, 2003, the Company had taken ownership of 17 tankers and anticipates that it will take ownership of the remaining two tankers in the second quarter of 2003 during which time the tankers will be integrated into General Maritime’s fleet operations as they complete their existing voyages (see table below). On a combined basis, the Company’s fleet will be composed of 46 tankers including 27 Aframax and 19 Suezmax tankers with a total cargo carrying capacity of 5.5 million deadweight tons.

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

We primarily operate in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. We also currently operate tankers in the Black Sea and in other regions worldwide which we believe enable us to take advantage of market opportunities and to position our tankers in anticipation of drydockings.

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

Our voyage revenues and voyage expenses are recognized ratably over the duration of the voyages and the lives of the charters, while direct vessel expenses are recognized when incurred. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. We calculate time charter equivalent, or “TCE,” rates by dividing net voyage revenue by voyage days for the relevant time period. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time permitted to load or discharge a cargo. We allocate corporate income and expenses, which include general and administrative and net interest expense, to tankers on a pro rata basis based on the number of months that we owned a tanker. We calculate daily direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that we owned each tanker for the period.

We depreciate our tankers on a straight-line basis over their estimated useful lives determined to be 25 years from the date of their initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value of $125 per lightweight ton. We capitalize the total costs associated with a drydock and amortize these costs on a straight-line basis over the period between drydockings, which is typically 30 to 60 months and usually expense total costs associated with intermediate surveys during the period in which they occur. If these intermediate survey costs are capitalized, they will be amortized over an approximate 30-month period until the tanker’s next drydocking. In such a case any unamortized costs associated with the tanker’s previous drydocking will be expensed during the period in which the intermediate survey occurred. We capitalize our expenditures for major maintenance and repairs if the work extends the operating life of the tanker or improves the tanker’s performance, otherwise we expense those costs as incurred. In instances where capitalization is appropriate, we capitalize total expenditures associated with replaced parts, less the depreciated value of the old part being replaced, and we depreciate them on a straight line basis over the shorter of the remaining life of the new part or tanker.

	3 months ended
	March-03	March-02
INCOME STATEMENT DATA
(Dollars in thousands, except share data)
Voyage revenues	$91,493	$52,966
Voyage expenses	(21,750)	(17,312)
Net voyage revenues	69,743	35,654
Direct vessel expenses	14,207	13,878
General and administrative expenses	3,615	2,682
Depreciation and amortization	14,568	14,666
Gain from sale of vessel	930	—
Operating income	38,283	4,428
Net interest expense	3,904	3,853
Net Income	$34,379	$575

Basic earnings per share:	$0.93	$0.02
Fully diluted earnings per share:	$0.92	$0.02
Weighted average shares outstanding, thousands	36,965	37,000
Fully diluted average shares outstanding, thousands	37,216	37,000

	March-03	December-02
BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$103,289	$2,681
Current assets, including cash	149,304	43,841
Total assets	1,046,972	782,277
Current liabilities, including current portion of long-term debt	76,618	77,519
Current portion of long-term debt	59,994	62,003
Total long-term debt, including current portion	508,501	280,011
Shareholders’ equity	516,407	481,636

	3 months ended
	March-03	March-02
OTHER FINANCIAL DATA
(dollars in thousands)
EBITDA(1)	$52,851	$19,094
Net cash provided by operating activities	43,017	13,606
Net cash provided (used) by investing activities	(158,039)	(44)
Net cash provided (used) by financing activities	215,630	(18,571)
Capital expenditures
Vessel sales (purchases), including deposits	(157,803)	—
Drydocking or capitalized survey or improvement costs	(126)	(767)
Weighted average long-term debt	347,759	335,038
FLEET DATA
Total number of vessels at end of period	32	29
Average number of vessels(2)	28.7	29.0
Total voyage days for fleet(3)	2,535	2,529
Total time charter days for fleet	365	540
Total spot market days for fleet	2,170	1,989
Total calendar days for fleet(4)	2,581	2,610
Fleet utilization(5)	98.2%	96.9%

AVERAGE DAILY RESULTS
Time Charter equivalent(6)	$27,512	$14,098
Direct vessel operating expenses per vessel(7)	5,505	5,317
General and administrative expense per vessel(8)	1,346	1,028
Total vessel operating expenses(9)	6,851	6,345
EBITDA(10)	20,476	7,316

	3 months ended
	March-03	March-02
EBITDA Reconciliation (Dollars in thousands)
Net Income	$34,379	$575
+ Depreciation and amortization	14,568	14,666
+ Taxes	—	—
+ Net interest expense	3,904	3,853
EBITDA(1)	$52,851	$19,094

Net cash provided by operating activities	$43,017	$13,606
+ Gain on sale of vessel	930	—
- Restricted stock amortization expense	(142)	—
+ Changes in assets and liabilities	5,142	1,635
+ Net interest expense	3,904	3,853
EBITDA(1)	$52,851	$19,094

RESULTS OF OPERATIONS

(1)                                  EBITDA represents net cash provided by operating activities plus net interest expense, adjusted for: (a) certain noncash adjustments to net income such as gains and losses on sales of assets and amortization of restricted stock awards and (b) changes in certain assets and liabilities. EBITDA is included because it is used by certain investors. EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net cash provided by operating activities or any other indicator of a company’s performance required by GAAP.

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

(6)                                  TCE is a measure of the average daily revenue performance of a vessel on a per voyage basis. Our method of calculating TCE is consistent with industry standards and is determined by dividing net voyage revenue by voyage days for the relevant time period. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by the charterer under a time charter contract.

(7)                                  Daily direct vessel operating expenses is calculated by dividing direct vessel operating expenses, or
“DVOE”, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, by fleet calendar days for the relevant time period.

(8)                                  Daily general and administrative expense is calculated by dividing general and administrative expenses, adjusted to exclude non-recurring organizational, legal, other one-time fees and non-cash expenses, by fleet calendar days for the relevant time period.

(9)                                  Total vessel operating expenses, or “TVOE”, is a measurement of our total expenses associated with operating our vessels. Daily TVOE is the sum of daily direct vessel operating expenses, or daily DVOE, and daily general and administrative expenses, or G&A, adjusted to exclude certain expenses. Our method of calculating daily DVOE is dividing DVOE, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, by fleet calendar days for the relevant time period. Our method of calculating daily G&A is dividing general and administrative expenses adjusted to exclude non-recurring organizational, legal, other one-time fees and non-cash expenses, by fleet calendar days for the relevant time period.

(10)                            EBITDA per vessel is EBITDA divided by fleet calendar days for the relevant time period.

Margin analysis for the indicated items as a percentage of net voyage revenues for three months ended March 31, 2003 and 2002 are set forth in the table below.

Income statement margin analysis

(% of net voyage revenues)

	Three months ended
	March-03	March-02

INCOME STATEMENT DATA
Net voyage revenues(1)	100%	100%
Direct vessel expenses	20.4%	38.9%
General and administrative expenses	5.2%	7.5%
Depreciation and amortization	20.9%	41.1%
Gain from sale of vessel	1.3%	0.0%
Total operating expenses	45.1%	87.6%
Operating income	54.9%	12.4%
Net interest expense	5.6%	10.8%
Net Income	49.3%	1.6%
EBITDA	75.8%	53.6%

(1)                                  Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended (in thousands)
	March-03	March-02
Voyage revenues	$91,493	$52,966
Voyage expenses	(21,750)	(17,312)
Net voyage revenues	$69,743	$35,654

“Same Fleet” data consists of financial and operational data only from those tankers that were part of our fleet for both complete periods under comparison. Management believes that this presentation facilitates analysis of operational and financial performance of tankers after they have been completely integrated into our operations. Same Fleet data set forth in the table below is provided for comparison of the periods for the three months ended: March 31, 2003 and 2002. The tankers which comprise the Same Fleet for periods not directly compared are not necessarily the same. As a result, comparison of Same Fleet data provided for periods which are not directly compared in the table below will not yield meaningful results.

Same Fleet analysis

	Three months ended
	March-03	March-02
INCOME STATEMENT DATA
(Dollars in thousands)
Voyage revenue	$86,578	$49,144
Voyage expenses	(20,273)	(15,449)
Net voyage revenues	66,306	33,695
Direct vessel expenses	13,404	12,774

FLEET DATA
Number of vessels	27.0	27.0
Total calendar days for fleet	2,430	2,430
Total voyage days for fleet	2,387	2,355
Total time charter days for fleet	357	517
Total spot market days for fleet	2,030	1,838
Capacity utilization	98.2%	96.9%
AVERAGE DAILY RESULTS
TCE	27,778	14,308
Direct vessel expenses	5,516	5,257

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

VOYAGE REVENUES-Voyage revenues increased by $38.5 million, or 72.7%, to $91.5 million for the three months ended March 31, 2003 compared to $53.0 million for the prior year period. This increase is due to the stronger spot market during the three months ended March 31, 2003 compared to the prior year period as the average size of our fleet decreased 1.2 % to 28.7 tankers (23.0 Aframax, 5.7 Suezmax) during 2003 compared to 29.0 tankers (24.0 Aframax, 5.0 Suezmax) during the prior year period. This increase in voyage revenues is also due to changes in the deployment of our tankers operating on time charter contracts or in the spot market. The number of days that our tankers operated in the spot market increased to 2,170 for the three months ended March 31, 2003 compared to 1,989 days for the prior year period. Typically tankers operating on the spot market generate higher voyage revenues than those operating on time charter, as the owner not the charterer is responsible for voyage expenses.

VOYAGE EXPENSES-Voyage expenses increased $4.5 million, or 25.6%, to $21.8 million for the three months ended March 31, 2003 compared to $17.3 million for the prior year period. This increase is primarily due to an increase in fuel costs as well as the mix of deployment of our tankers operating on time charter contracts or in the spot market. Typically, tankers operating on the spot market incur higher voyage expenses than those operating on time charter contract, as the owner not the charterer is responsible for voyage expenses.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $34.1 million, or 95.6%, to $69.7 million for the three months ended March 31, 2003 compared to $35.7 million for the prior year period. This increase is the result of the overall stronger spot market during the three months ended March 31, 2003 compared to the prior year period.  Our average TCE rates increased 95.1% to $27,512 compared to $14,098 for these same periods. The total increase in our net voyage revenues of $34.1 million resulted from an increase of $32.6 million in our Same Fleet revenues, to $66.3 million from $33.7 million, a decrease of $0.4 million, to $1.5 million from $1.9 million, from tankers that we disposed of and $1.9 million from tankers that we acquired that are not considered Same Fleet. Tankers that are not considered Same Fleet tankers are the tankers we acquired after December 31, 2001 and operated through March 31, 2003, see the table below for detailed schedule of the Company’s acquisition and disposition of tankers.

Our fleet consisted of 32 tankers (23 Aframax, 9 Suezmax) on March 31, 2003 and 29 tankers (24 Aframax, 5 Suezmax) on March 31, 2002.

A summary of our vessel acquisitions and dispositions during 2002 and 2003 are as follows:

Tanker Name	Status	Vessel Type	Date
Stavanger Prince	Sold	Aframax	November 12, 2002
Genmar Traveller	Acquired	Suezmax	March 11, 2003
Genmar Transporter	Acquired	Suezmax	March 12, 2003
Genmar Sky	Acquired	Suezmax	March 13, 2003
Genmar Orion	Acquired	Suezmax	March 24, 2003
Genmar Ocean	Acquired	Aframax	March 28, 2003
Kentucky	Sold	Aframax	March 31, 2003
Genmar Ariston	Acquired	Suezmax	April 4, 2003
Genmar Kestrel	Acquired	Suezmax	April 4, 2003
Genmar Centaur	Acquired	Suezmax	April 9, 2003
Genmar Spyridon	Acquired	Suezmax	April 15, 2003
Genmar Phoenix	Acquired	Suezmax	April 15, 2003
Genmar Baltic	Acquired	Aframax	April 16, 2003
Genmar Horn	Acquired	Suezmax	April 17, 2003
Genmar Prometheus	Acquired	Suezmax	April 17, 2003
Genmar Pacific	Acquired	Aframax	April 22, 2003
Genmar Argus	Acquired	Suezmax	April 24, 2003
Genmar Hope	Acquired	Suezmax	May 2, 2003
Genmar Gulf	Acquired	Suezmax	May 5, 2003
Genmar Progress	Acquired	Aframax	May 30, 2003	*
Genmar Princess	Acquired	Aframax	May 30, 2003	*

* Scheduled

•                  Average daily time charter equivalent rate per tanker increased by $13,414, or 95.1%, to $27,512 ($25,139 Aframax, $36,956 Suezmax) for the three months ended March 31, 2003 compared to $14,098 ($14,312 Aframax, $13,095 Suezmax) for the prior year period.

•                  $7.9 million, or 11.4%, of net voyage revenue was generated by time charter contracts ($7.8 million Aframax, $0.1 million Suezmax) and $61.8 million, or 88.6%, was generated in the spot market ($43.1 million Aframax, $18.7 million Suezmax) for the three months ended March 31, 2003, compared to $9.6 million, or 27.0%, of our net voyage revenue generated by time charter contracts ($9.6 million Aframax, Suezmax tankers did not operate on time charters during this period), and $26.0 million, or 73.0%, generated in the spot market ($20.2 million Aframax, $5.8 million Suezmax) for the prior year period.

•                  Tankers operated an aggregate of 365 days, or 14.4%, on time charter contracts (357 days Aframax, 8 days Suezmax) and 2,170 days, or 85.6%, in the spot market (1,669 days Aframax, 501 days Suezmax) for the three months ended March 31, 2003, compared to 540 days, or 21.4%, on time charter contracts (540 days Aframax, 0 days Suezmax) and 1,989 days, or 78.6%, in the spot market (1,545 days Aframax, 444 days Suezmax) for the prior year period.

•                  Average daily time charter rates were $21,763 ($21,851 Aframax, $17,854 Suezmax) for the three months ended March 31, 2003 compared to average daily time charter rates of $17,852 ($17,852 Aframax, Suezmax tankers did not operate on time charters during this period) for the prior year period. This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with our remaining time charter contracts.

•                  Average daily spot rates were $28,479 ($25,842 Aframax, $37,262 Suezmax) for the three months ended March 31, 2003, compared to average daily spot rates of $13,079 ($13,075 Aframax, $13,095 Suezmax) for the prior year period.

We are constantly evaluating opportunities to increase the number of our tankers deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. The following table summarizes the portion of our fleet on time charter as of March 31, 2003:

Vessel	Vessel Type	Expiration Date	Average Daily Rate(1)
Genmar Alexandra *	Aframax	February 20, 2004 (2)	Market Rate (3)
Genmar George *	Aframax	May 24, 2003 (4)	$20,000
Genmar Ajax *	Aframax	August 12, 2003	$23,000
Genmar Constantine *	Aframax	March 7, 2004 (2)	Market Rate (3)
Genmar Star *	Aframax	Frbruary 24, 2004 (4)	$19,000
Genmar Endurance *	Aframax	March 12, 2004 (4)	$19,000
Genmar Orion	Suezmax	May 14, 2004 (4)	$20,500 (5)

* “Same Fleet” vessel

(1)          Before reduction for brokers’ commissions of 1.25%.

(2)          Termination date is plus or minus 15 days at charterer’s election.

(3)          The charter provides for a floating rate based on weekly spot market rates which can be no less than $16,000 per day and no more than $22,000 per day.

(4)          Termination is plus or minus 30 days at charterer’s election.

(5)          Prior to May 16, 2003 the tanker will operate at a time charter rate of $18,500.

Of our net voyage revenues of $69.7 million for the three months ended March 31, 2003, $66.3 million was attributable to our Same Fleet. Same Fleet for the three months ended March 31, 2003 and 2002 consisted of 27 tankers (22 Aframax, 5 Suezmax). Same Fleet net voyage revenues increased by $32.6 million, or 96.8%, to $66.3 million for the three months ended March 31, 2003 compared to $33.7 million for the prior year period. This increase is attributable to increases in our average spot and time charter tanker rates for the three months ended March 31, 2003 compared to those rates for the prior year period.

On a Same Fleet basis:

•                  Average daily time charter equivalent rate per tanker increased by $13,470, or 94.1%, to $27,778 ($25,423 Aframax, $38,081 Suezmax) for the three months ended March 31, 2003 compared to $14,308 ($14,589 Aframax, $13,095 Suezmax) for the prior year period.

•                  $7.8 million, or 11.8%, of net voyage revenue was generated by time charter contracts ($7.8 million Aframax, Suezmax tankers did not operate on time charter during this period) and $58.5 million, or 88.2%, was generated in the spot market ($41.6 million Aframax, $16.9 million Suezmax) for the three months ended March 31, 2003, compared to approximately $9.3 million, or 27.6%, of our net voyage revenue generated by time charter contracts ($9.3 million Aframax, Suezmax tankers did not operate on time charter during this period), and $24.4 million, or 72.4%, generated in the spot market ($18.6 million Aframax, $5.8 million Suezmax) for the prior year period.

•                  Tankers operated an aggregate of 357 days, or 15.0%, on time charter contracts (357 days Aframax, 0 days Suezmax) and 2,030 days, or 85.0%, in the spot market (1,586 days Aframax, 444 days Suezmax) for the three months ended March 31, 2003, compared to 517 days, or 22.0%, on time charter contracts (517 days Aframax, 0 days Suezmax) and 1,838 days, or 78.0%, in the spot market (1,394 days Aframax, 444 days Suezmax) for the prior year period.

•                  Average daily time charter rates were $21,851 ($21,851 Aframax, Suezmax tankers did not operate on time charter during this period) for the three months ended March 31, 2003 compared to average daily time charter rates of $17,989 ($17,989 Aframax, Suezmax tankers did not operate on time charter during this period) for the prior year period. This increase is due to the expiration of some of our time charter contracts, and the rates associated with our remaining time charter contracts.

•                  Average daily spot rates were $28,820 ($26,228 Aframax, $38,081 Suezmax) for the three months ended March 31, 2003, compared to average daily spot rates of $13,272 ($13,329 Aframax, $13,095 Suezmax) for the prior year period.

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $0.3 million, or 2.4%, to $14.2 million for the three months ended March 31, 2003 compared to $13.9 million for the prior year period. This increase is primarily due to timing of purchases, repairs and services within the period. On a daily basis, direct vessel expenses per tanker increased by $188, or 3.5%, to $5,505 ($5,216 Aframax, $6,678 Suezmax) for the three months ended March 31, 2003 compared to $5,317 ($5,202 Aframax, $5,874 Suezmax) for the prior year period. This increase is primarily the result of the timing of purchases, repairs and services within the period. Same Fleet direct vessel expenses increased $0.6 million, or 4.9%, to $13.4 million for the three months ended March 31, 2003 compared to $12.8 million for the prior year period. This increase is primarily the result of increases in maintenance and repair costs as well as the timing of purchases, services and repairs within the period. On a daily basis, Same Fleet direct vessel expenses per tanker increased $259, or 4.9%, to $5,516 ($5,232 Aframax, $6,768 Suezmax) for the three months ended March 31, 2003 compared to $5,257 ($5,117 Aframax, $5,874 Suezmax) for the prior year period. We anticipate that direct vessel operating expenses will increase during 2003 as a result of our acquisition of 19 tankers, increases in insurance costs and enhanced security measures, as well as an increase in maintenance and repairs. We anticipate that daily direct vessel operating expenses will increase in the future primarily as a result of the increase in the percentage of Suezmax tankers that comprise our fleet, which are larger and inherently more expensive to operate than Aframax tankers, as a result of our acquisition of the 19 tankers, increases in insurance costs and enhanced security measures, as well as an increase in maintenance and repairs. Our direct vessel expenses depend on a variety of factors, many of which are beyond our control and affect the entire shipping industry.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $0.9 million, or 34.8%, to $3.6 million for the three months ended March 31, 2003 compared to $2.7 million for the prior year period. This increase is primarily due to an increase in payroll expenses and an increase in the number of personnel in connection with our agreement to acquire 19 tankers during the quarter ended March 31, 2003. Daily general and administrative expenses per tanker increased $318, or 30.9%, to $1,346 for the three months ended March 31, 2003 compared to $1,028 for the prior year period. We anticipate that general and administrative expenses will increase during 2003 primarily as a result of our agreement to acquire an additional 19 tankers and the need to increase staff and infrastructure to manage these tankers as well as the non-cash expense associated with the issuance of restricted stock during the fourth quarter of

2002. Daily general and administrative expenses per tanker is anticipated to decrease during 2003 as a result of our agreement to acquire 19 tankers and the economies of scale associated with operating a larger fleet. The non-cash expense associated with the issuance of restricted stock will result in a pro-rated annual charge through November 2009 of $541,000. The non-cash expense associated with the issuance of restricted stock was $133,415 for the three months ended March 31, 2003. For purposes of consistency with past results this non-cash charge is excluded from our calculation of daily general and administrative expenses.

GAIN FROM SALE OF VESSEL-During the three months ended March 31, 2003, we recognized a gain of $0.9 million as a result of our sale of the Kentucky, a 1980 single-hull Aframax tanker, which was transferred from long term assets to assets held for sale during the fourth quarter of 2002.  During the fourth quarter of 2002, we recorded an expense of $4.1 million associated with the Kentucky which was the difference between the tanker’s book value at the time of $6.1 million and the estimated proceeds from its sale.  The gain of $0.9 million is the difference between the actual sale price of the Kentucky and its book value at the time of the sale.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking and other repair costs and loan fees, decrease by $0.1 million, or 0.7%, to $14.6 million for the three months ended March 31, 2003 compared to $14.7 million for the prior year period. This decrease is primarily due to the decrease in the average number of tankers in our fleet, and the increase in the book value of our fleet for the three months ended March 31, 2003 compared to the prior year period.  During the three months ended March 31, 2003 we acquired 5 tankers with a book value of $120 million, the increase in our depreciation expense associated with these 5 tankers was offset by our sale of the Stavanger Prince during the third quarter 2002 and our write down of the Kentucky and West Virginia during the fourth quarter 2002 and the elimination of the depreciation and amortization expense associated with those tankers. Depreciation and amortization is anticipated to increase during 2003 as a result of our agreement to acquire 19 tankers.

Amortization of drydocking and other repair costs increased by $0.8 million, or 120%, to $1.5 million for the three months ended March 31, 2003 compared to $0.7 million for the prior year period. This increase includes amortization associated with $13.5 million of capitalized expenditures relating to our tankers for the year ended December 31, 2002 which had a weighted average amortization period of approximately 3.5 years.  Included in this $13.5 million is $9.4 million of which relate to tankers which we are drydocking or capitalizing other repair costs for the first time since we acquired them which have a weighted average amortization period of approximately 4.1 years. We anticipate that the amortization associated with surveys or drydocks will increase in the future due to the growth of our fleet, as these projected costs will increase and we will be performing surveys or drydocking for the first time for tankers that are now part of our fleet. We have updated our projected survey and drydocking costs. See the chart showing estimated survey and drydocking expenditures under “Liquidity and capital resources.” This change reflects management’s estimate of potential increases in drydocking and other repair costs both overall and with respect to particular tankers.

NET INTEREST EXPENSE-Net interest expense remained relatively unchanged at approximately $3.9 million for both periods. Our weighted average outstanding debt was $347.8 million for the three months ended March 31, 2003 compared to $335.0 million for the prior year period.   The amortization of our existing First and Second credit facilities during the previous 12 months and the interest expense associated with the outstanding balances of those facilities during the three months ended March 31, 2003 was offset by the interest expense associated with our new Third credit facility and senior notes (see below) which we incurred during the three months ended March 31, 2003.  Net interest expense is anticipated to increase during 2003 as a result of the increased debt that we will assume in connection with our agreement to acquire 19 tankers.

NET INCOME-Net income was $34.4 million for the three months ended March 31, 2003 compared to net income of $0.6 million for the prior year period.

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

Cash increased to $103.3 million as of March 31, 2003 compared to $2.7 million as of December 31, 2002. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $72.7 million as of March 31, 2003, compared to a working capital deficit of $33.7 million as of December 31, 2002. The current portion of long-term debt included in our current liabilities was $60.0 million and $62.0 million as of March 31, 2003 and December 31, 2002, respectively.

EBITDA, as defined in Footnote 1 to the “Selected consolidated financial and operating data” table above, increased by $33.8 million, or 177%, to $52.9 million for the three months ended March 31, 2003 from $19.1 million for the prior year period; this increase is due to the stronger spot market. On a daily basis, EBITDA per tanker increase by $13,160, or 180%, to $20,476 for the three months ended March 31, 2003 from $7,316 for the prior year period as a result of the higher average TCE rates that our tankers generated during those periods.  See the reconciliation to net income in “Selected consolidated financial and operating data”.

We have three credit facilities. The first (“First”) closed on June 15, 2001, the second (“Second”) closed on June 27, 2001 and the third (“Third”) closed on March 11, 2003. The First and Second loan facilities are comprised of a term loan and a revolving loan and the Third is comprised of a term loan. The terms and conditions of the credit facilities require compliance with certain restrictive covenants based on aggregate values and financial data for the tankers associated with each credit facility. Under the financial covenants of each of the credit facilities, the Company is required to maintain certain ratios such as: tanker market value to loan commitment, EBITDA (as defined in each credit facility) to net interest expense and to maintain minimum levels of working capital. Under the general covenants, subject to certain exceptions, we and our subsidiaries are not permitted to pay dividends.

The First credit facility is a $300 million facility, currently comprised of a $200 million term loan and a $97.6 million revolving loan and is collateralized by 19 tankers. The Second credit facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan and is collateralized by 9 tankers. The Third credit facility is comprised of a $275 million term loan and will be collateralized by all the 19 tankers we acquire.  As of March 31, 2003, we have drawn down $78.0 million associated with our acquisition of 5 tankers.  All credit facilities have a five-year maturity with the term loans requiring quarterly principal repayments. The principal of each revolving loan is payable upon maturity. The First and Second term loans and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. We are required to pay an annual fee of 0.625% for the unused portion of each of the revolving loans on a quarterly basis. The Third credit facility bears interest at a rate of 1.625% over LIBOR payable on the outstanding principal amount.  The subsidiaries that own the tankers that collateralize each credit facility have guaranteed the loans made under the appropriate credit facility, and we have pledged the shares of those subsidiaries. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows.

On March 20, 2003 we closed a private offering of face amount $250 million in 10% senior notes due 2013.  Interest on the senior notes, which are unsecured, accrues at the rate of 10% per annum, and is payable semi-annually.  The senior notes, which do not amortize, are due on March 15, 2013.  The senior notes are guaranteed by all of our present subsidiaries and our future “restricted” subsidiaries.  The senior notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require us to apply a portion of our cash flow during 2003 to the reduction of our debt under our First, Second and Third facilities.  We intend to apply the proceeds of the senior notes offering together with proceeds of our Third facility, to the purchase the Metrostar tankers.

The total outstanding amounts as of March 31, 2003 associated with our First, Second and Third credit facilities and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT
(DOLLARS IN MILLIONS) AND
MATURITY DATE

	Outstanding Debt	Maturity Date
Total long-term debt
First credit facility
First term	116.6	June 2006
First revolver	—	June 2006
Second credit facility
Second term	67.7	June 2006
Second revolver	—	June 2006
Third credit facility	78.0	March 2008
Senior Notes	250.0	March 2013

Our scheduled principal payments for each of the term loans under our First, Second and Third credit facilities, as well as the coupon payment associated with our senior notes are as follows:

PRINCIPAL AND COUPON PAYMENTS (DOLLARS IN MILLIONS)

PERIOD	FIRST CREDIT FACILITY	SECOND CREDIT FACILITY	THIRD CREDIT FACILITY *	COUPON	TOTAL PRINCIPAL AND COUPON PAYMENTS
2003	28.8	14.7	3.7	12.3	59.5
2004	35.1	16.0	0.0	25.0	76.1
2005	35.1	16.0	49.3	25.0	125.4
2006	17.6	21.0	49.3	25.0	112.9
2007	0.0	0.0	61.7	25.0	86.7

* Assumes complete draw down of $275 million

The sale of the Kentucky during March 2003 resulted in net cash proceeds of $2.9 million of which we were required to use $1.4 million to repay long term debt of our First credit facility associated with the tanker pursuant to our loan agreements. The sale also reduced the amount that we can draw under our revolving credit facility by $1.2 million.

In addition to tanker acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our tankers as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that tankers which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that tankers are to be drydocked every five years, while tankers 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. The Company’s tankers had no offhire time associated with drydocks during the three months ended March 31, 2003.  During the remainder of 2003, we anticipate that  our 44-tanker fleet, which excludes the West Virginia which we are not anticipating to drydock as well as the Genmar Progress and Genmar Princess, which we have not yet acquired as of May 5, 2003 will be offhire for approximately 230 days associated with drydocks and in-water surveys.  Off hire time includes the actual time the tanker is in the shipyard as well as ballast time to the shipyard from the port of last discharge. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations or to secure additional financing. We currently anticipate that expenditures to effect these drydocks and in-water surveys will be approximately $8.6 million.

Net cash provided by operating activities increased 216% to $43.0 million for the three months ended March 31, 2003, compared to $13.6 million for the prior year period. This increase is primarily attributable to net income of $34.4 million and depreciation and amortization of $14.6 million for the three months ended March 31, 2003 compared to net income of $0.6 million and depreciation and amortization of $14.7 million for the prior year period.

Net cash used in investing activities was $158.0 million for the three months ended March 31, 2003 compared to less than $50,000 for the prior year period. During the three months ended March 31, 2003, we expended $120.1 million for the purchase of 5 tankers, and $40.6 million for the deposit on 14 tankers.

Net cash provided by financing activities was $215.6 million for the three months ended March 31, 2003 compared to net cash used by financing activities of $18.6 million for the prior year period. The change in cash provided by financing activities relates to the following:

•                  Net proceeds from issuance of long term debt during the three months ended March 31, 2003 net of issuance costs of $12.9 was $311.3 million, which was comprised of $246.2 million of proceeds from our senior notes offering and $78.0 million of draw down from our Third credit facility.  We entered into no new debt facilities during the prior year period.

•                  Principal repayments of long-term debt were $19.5 million for the three months ended March 31, 2003 associated with the payment of debt associated with the Kentucky as well as the principal repayment schedule of the term loans of our First and Second credit facilities compared to $18.3 million for the prior year period associated with the scheduled principal repayments of our First and Second credit facilities.

•                  During the three months ended March 31, 2003, we repaid $76.1 million of revolving debt associated with our First and Second credit facilities.  No such repayments were made during the three months ended March 31, 2002.

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

Our operation of ocean-going tankers carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (1) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (2) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (3) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (4) loss of hire insurance for loss of revenue for up to 90 days resulting from tanker off hire for all of our tankers. In light of overall economic conditions as well as recent international events, including the attack on the VLCC Limburg in Yemen in October 2002, and the related risks with respect to the operation of ocean-going tankers and transportation of crude oil, we expect that we will be required to pay higher premiums with respect to our insurance coverage in 2003 and will be subject to increased supplemental calls with respect to its protection and indemnity insurance coverage payable to protection and indemnity associations in amounts based on our own claim records as well as the claim records of the other members of those associations related to prior year periods of operations. We believe that the increase in insurance premiums and supplemental calls is industry wide and do not foresee that it will have a material adverse impact on our tanker operations or overall financial performance. To the extent such costs cannot be passed along to our customers, such costs will reduce our operating income.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies. We believe that there has been no change in or additions to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Allowance for doubtful accounts.  We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past three years ended March 31, 2003. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2003, we provided a reserve of approximately $0.8 million for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

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

Replacements, renewals and betterments.  We capitalize and depreciate the costs of significant replacements, renewals and betterments to our tankers over the shorter of the tanker’s remaining useful life or the life of the renewal or betterment. The amount capitalized is based on our judgment as to expenditures that extend a tanker’s useful life or increase the operational efficiency of a tanker. We believe that these criteria are consistent with GAAP and that our policy of capitalization reflects the economics and market values of our tankers. Costs that are not depreciated are written off as a component of direct vessel operating expense during the period incurred. Expenditures for routine maintenance and repairs are expensed as incurred. If the amount of the expenditures we capitalize for replacements, renewals and betterments to our tankers were reduced, we would recognize the amount of the difference as an expense.

Deferred drydock costs.  Our tankers are required to be drydocked for major repairs and maintenance that cannot be performed while the tankers are operating approximately every 30 to 60 months. We capitalize the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks. Costs capitalized as part of the drydock include actual costs incurred at the drydock yard; cost of fuel consumed between the tanker’s last discharge port prior to the drydock and the time the tanker leaves the drydock yard; cost of hiring riding crews to effect repairs on a ship and parts used in making such repairs that are reasonably made in anticipation of reducing the duration or cost of the drydock; cost of travel, lodging and subsistence of our personnel sent to the drydock site to supervise; and

the cost of hiring a third party to oversee a drydock. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflect the economics and market values of the tankers.

Impairment of long-lived assets.  We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as undiscounted projected operating cash flows, tanker sales and purchases, business plans and overall market conditions. We determine undiscounted projected net operating cash flows for each tanker and compare it to the tanker carrying value. In the event that impairment occurred, we would determine the fair value of the related asset and we record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual tanker basis.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At March 31, 2003, we had $262.3 million of floating rate debt with margins over LIBOR ranging between 1.5% and 1.625% compared to $280.0 million as of December 31, 2002. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of March 31, 2003 and December 31, 2002, we were party to interest rate swap agreements having aggregate notional amounts of $93.6 million and $102.8 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of March 31, 2003 the fair value of these swaps was a net liability to us of $4.1 million. A one percent increase in LIBOR would increase interest expense on the portion of our $168.7 million outstanding floating rate indebtedness that is not hedged by approximately $1.7 million per year from March 31, 2003.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. dollar. As virtually all of our revenues and most of our operating costs are in U.S. dollars, we believe that our exposure to foreign exchange rate risk is insignificant.

Item 4.           CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or of which our property is the subject. In the future, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Genmar Harriet

During the first quarter of 2003 we settled a litigation matter involving the charter of our tanker Genmar Harriet to OMI Corporation. This litigation arose out of our exercise of our right to terminate the charter before its original termination date upon the payment of a fee to the charterer. Although it was not disputed that our exercise of the early termination provision was proper, shortly before the scheduled redelivery date of February 2, 2001, the charterer asserted its right to conduct an additional voyage under the charter and to redeliver the tanker on February 24, 2001. OMI Corporation redelivered Genmar Harriet to us on January 14, 2001 under protest, and demanded arbitration asserting damages of approximately $1.9 million resulting from its inability to conduct the additional voyage. We counterclaimed that the charterer’s anticipatory breach of the charter damaged us. Both parties presented their claims before a sole arbitrator. We settled the arbitration during the first quarter of 2003 by making a payment to OMI Corporation of approximately $400,000, which was accrued for on our December 31, 2002 balance sheet.

Genmar Hector

During the first quarter of 2003 we settled litigation involving the Genmar Hector. In March of 2001, the Genmar Hector experienced severe weather while unloading at the BPAmoco Co. terminal in Texas City, Texas, during which the tanker became separated from the terminal.  As a result, the terminal’s loading arms were damaged and approximately 200 to 300 barrels of oil were spilled. The U.S. Coast Guard determined that the discharged oil originated from the BPAmoco Co. terminal and that BPAmoco was the responsible party for the discharge under OPA, although BPAmoco retained a right of contribution against the tanker.  On March 16, 2001, BPAmoco Corporation, BPAmoco Oil Co. and Amoco Oil Company filed a lawsuit against Genmar Hector in rem in the United States District Court for the Southern District of Texas, Galveston Division, seeking damages in the amount of $1.5 million. On July 31, 2001, the plaintiffs filed an amended complaint which added United Overseas Tankers Ltd., (a subsidiary of ours) and us as defendants.

On or about August 3, 2001, Valero Refining Company-Texas and Valero Marketing & Supply Co., co-lessors with BPAmoco of the BPAmoco terminal and the voyage charterer of the Genmar Hector, intervened in the action filed by BPAmoco asserting claims against Genmar Hector in rem, Genmar Hector Ltd., United Overseas Tankers Ltd., us and BPAmoco in the aggregate amount of approximately $3.2 million. BPAmoco subsequently filed a second amended complaint increasing the aggregate amount of its claims against the defendants, including us, from $1.5 million to approximately $3.2 million. We and the other defendants filed a counterclaim against the BPAmoco and Valero plaintiffs for approximately $25,000. On October 30, 2001, these two civil actions were consolidated.  On December 26, 2001, a complaint for damages in an unspecified amount due to personal injuries from the inhalation of oil fumes allegedly resulting from the spill was filed by certain individuals against Genmar Hector in rem, BPAmoco, United Overseas Tankers Ltd., and us. These personal injury plaintiffs filed an amended complaint on January 24, 2002, adding another individual as a plaintiff and asserting a claim against United Overseas Tankers Ltd. and us for punitive damages. On February 27, 2002, Southern States Offshore, Inc. filed an independent suit against BPAmoco, us, United Overseas Tankers Ltd. and Valero seeking damages sustained by the M/V Sabine Seal, which was owned and operated by Southern States Offshore and was located adjacent to the BPAmoco dock on the day of the spill, and for maintenance and cure paid to the individual personal injury claimants who were members of the crew of the Sabine Seal. The amount of the claim was estimated to be approximately $100,000. This action was consolidated with the other claims.  During the first quarter of 2003, all of the parties to the consolidated actions agreed to a settlement in principle that involves a payment by us that is wholly covered by insurance.

Item 5.    Other Information.

In compliance with Section 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Chief Executive Officer and Chief Financial Officer to the Securities and Exchange Commission.  These certifications were provided accompanying this report as supplemental correspondence and have not been filed pursuant to the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit	Description

99.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

Date of Report	Description

March 17, 2003	Press release dated March 17, 2003, entitled “General Maritime Corporation Announces Pricing of Private Placement of Senior Notes”.

March 11, 2003	Announcement that General Maritime Corporation has taken delivery of the Genmar Traveller.

March 3, 2003	Press release dated March 3, 2003, entitled “General Maritime Corporation Announces Proposed Private Placement of Senior Notes”.

February 28, 2003	Press release dated February 28, 2003, entitled “General Maritime Corporation Announces Fourth Quarter and Full Year 2002 Financial Results”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 14, 2003	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos

Chairman, Chief Executive Officer, and President (duly authorized person)