Form 10-Q
period 2003-06-30
GENERAL MARITIME CORP/
filed 2003-08-14
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Yes ☒     No ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 13, 2003:

Common Stock, par value $0.01 per share 36,964,770 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1.    Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2003	2002
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$21,020	$2,681
Due from charterers	36,367	25,008
Vessels held for sale	2,000	4,000
Prepaid expenses and other current assets	19,105	12,152
Total current assets	78,492	43,841

NONCURRENT ASSETS:
Vessel, net of accumulated depreciation of $176,554 and $145,411, respectively	1,208,138	711,344
Other fixed assets, net	1,386	870
Deferred drydock costs, net	16,880	15,555
Deferred financing costs, net	17,217	4,563
Due from charterers	42	351
Goodwill	5,753	5,753
Total noncurrent assets	1,249,416	738,436
TOTAL ASSETS	$1,327,908	$782,277

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,487	$15,157
Accrued interest	7,339	359
Current portion of long-term debt	61,378	62,003
Total current liabilities	91,204	77,519
NONCURRENT LIABILITIES:
Deferred voyage revenue	248	744
Long-term debt	680,065	218,008
Derivative liability for cash flow hedge	4,070	4,370
Total noncurrent liabilities	684,383	223,122
Total liabilities	775,587	300,641
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 36,964,770 shares	370	370
Paid-in capital	418,788	418,788
Restricted stock	(3,471)	(3,742)
Retained earnings	140,704	70,590
Accumulated other comprehensive loss	(4,070)	(4,370)
Total shareholders' equity	552,321	481,636
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,327,908	$782,277

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002
VOYAGE REVENUES:
Voyage revenues	$126,248	$54,552	$217,741	$107,518
OPERATING EXPENSES:
Voyage expenses	30,395	20,268	52,145	37,580
Direct vessel expenses	22,203	13,658	36,410	27,536
General and administrative	6,188	2,696	9,803	5,378
Depreciation and amortization	21,326	14,757	35,894	29,423
Gain on sale of vessel	-	-	(930)	-
Total operating expenses	80,112	51,379	133,322	99,917
OPERATING INCOME	46,136	3,173	84,419	7,601
INTEREST INCOME (EXPENSE):
Interest income	204	71	298	147
Interest expense	(10,605)	(3,878)	(14,603)	(7,807)
Net interest expense	(10,401)	(3,807)	(14,305)	(7,660)
Net income (loss)	$35,735	$(634)	$70,114	$(59)

Basic earnings per common share	$0.97	$(0.02)	$1.90	$(0.00)
Diluted earnings per common share	$0.96	$(0.02)	$1.88	$(0.00)

Weighted average shares outstanding:
Basic	36,964,770	36,993,419	36,964,770	36,996,691
Diluted	37,264,561	36,993,419	37,248,207	36,996,691

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) FOR

THE SIX MONTHS ENDED JUNE 30, 2003

(IN THOUSANDS)

					Accumulated
					Other
	Common	Paid-in	Restricted	Retained	Comprehensive	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Income	Total
Balance as of January 1, 2003	$370	$418,788	$(3,742)	$70,590	$(4,370)		$481,636
Comprehensive income:
Net income				70,114		$70,114	70,114
Unrealized derivative gains on cash flow hedge					300	300	300
						$70,414
Restricted stock amortization			271				271
Balance at June 30, 2003 (unaudited)	$370	$418,788	$(3,471)	$140,704	(4,070)		$552,321

See notes to consolidated financial statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$70,114	$(59)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of vessel	(930)	—
Depreciation and amortization	35,894	29,423
Restricted stock compensation expense	271	—
Amortization of discount on senior notes	66	—
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(11,050)	2,556
Increase in prepaid expenses and other assets	(6,953)	(100)
Increase (decrease) in accounts payable and accrued expenses	14,310	(3,665)
Decrease in deferred voyage revenue	(496)	(2,491)
Deferred drydock costs incurred	(4,400)	(4,863)
Net cash provided by operating activities	96,826	20,801

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessels	(527,937)	—
Proceeds from sale of vessel	2,930	—
Purchase of other fixed assets	(693)	(93)
Net cash used by investing activites	(525,700)	(93)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from senior notes offering	246,158	—
Long-term debt borrowings	275,000	—
Principal payments on long - term debt	(41,192)	(36,500)
Increase in deferred financing costs	(14,153)	(121)
Net (payments) borrowings on revolving credit facilities	(18,600)	5,000
Common stock issuance costs paid	—	(467)
Net cash provided (used) by financing activities	447,213	(32,088)

Net increase (decrease) in cash	18,339	(11,380)
Cash, beginning of period	2,681	17,186
Cash, end of period	$21,020	$5,806

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,623	$7,856

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS-  General Maritime Corporation (the “Company”) through its subsidiaries provides international transportation services of seaborne crude oil. The Company’s fleet is comprised of both Aframax and Suezmax tankers. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts between two to ten weeks, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating and specified voyage costs are paid by the owner of the vessel.

A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.

BASIS OF PRESENTATION-  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2002 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made for consistent presentation.

BUSINESS GEOGRAPHICS-  Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

PRINCIPLES OF CONSOLIDATION-  The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

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

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

DERIVATIVES AND HEDGING ACTIVITIES — Effective January 1, 2001, the Company adopted Statement of Financial Standards (“SFAS”) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (“SFAS 133”), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the six months ended June 30, 2003 and 2002 included pay-fixed swaps. As of June 30, 2003, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the six months ended June 30, 2003 and 2002, the Company recognized a credit to OCI of $300 and $1,023, respectively.  The aggregate liability in connection with a portion of the Company’s cash flow hedges as of June 30, 2003 was $4,070 and is presented as Derivative liability for cash flow hedge on the balance sheet.

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

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This Standard eliminates goodwill amortization from the Consolidated Statement of Operations and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. The Company’s only reporting unit with goodwill is its technical management business, which is not a reportable segment. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. The Company has completed its testing of goodwill and has determined that there is no impairment.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in October 2001.  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  SFAS No. 144 requires that held for use long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value.  Held for sale long lived assets shall be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of SFAS No. 150 will have a material impact on its financial position and results of operations.

2. EARNINGS PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the periods being reported on. The computation of diluted earnings (loss) per share assumes the  exercise of all stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Basic earnings per share:
Weighted average common shares outstanding	36,964,770	36,993,419	36,964,770	36,996,691

Diluted earnings per share:
Weighted average common shares outstanding	36,964,770	36,993,419	36,964,770	36,996,691
Stock options	49,617	—	46,341	—
Restricted stock awards	250,174	—	237,096	—

	37,264,561	36,993,419	37,248,207	36,996,691

3.             VESSEL ACQUISITIONS

The Company acquired between March 2003 and May 2003 19 tankers from an unaffiliated entity consisting of 14 Suezmax tankers and five Aframax tankers.  The aggregate purchase price of these vessels was $525,000, which was financed through the use of cash and borrowings under the Company’s existing revolving credit facilities together with the incurrence of additional debt described in Note 4.

4.             LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2003	Decmeber 31,
	(unaudited)	2002
First Credit Facility
Term Loan	$105,392	$129,411
Revolving Credit Facility	43,000	54,100
Second Credit Facility
Term Loan	61,000	74,500
Revolving Credit Facility	14,500	22,000
Third Credit Facility	271,326	—
Senior Notes, net of $3,775 discount	246,225	—
Total	$741,443	$280,011

Less: Current portion of long-term debt	61,378	62,003
Long-term debt	$680,065	$218,008

In June 2001, the Company entered into two credit facilities.  The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The sale of two vessels collateralizing the First Credit Facility  resulted in a reduction of the $100,000 revolving loan to $97,586.  The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of June 30,  2003, the Company had $105,392 outstanding on the term loan and $43,000 outstanding on the revolving loan. The Company’s obligations under the First Credit Facility are secured by 18 vessels, with an aggregate carrying value of $446,305 at June 30, 2003.

On June 27, 2001, the Company entered into an additional credit facility (the “Second Credit Facility”) consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of June 30, 2003, the Company had $61,000 outstanding on the term loan and $14,500 outstanding on the revolving loan. The Company’s obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of approximately $242,605 at June 30, 2003.

On March 11, 2003 the Company entered into commitments for $450,000 in credit facilities.  These credit facilities are comprised of a first priority $350,000 amortizing term loan (the “Third Credit Facility”) and a second priority $100,000 non-amortizing term loan (the “Second Priority Term Loan”).  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275,000 (such reduction from $350,000 will be treated as a prepayment of the first six installments due under this facility) and the Second Priority Term Loan was eliminated.  The Third Credit Facility matures on March 10, 2008, is repayable in 19 quarterly installments and bears an interest rate of LIBOR plus 1.625%.  The Company’s obligations under this credit facility are secured by all of the tankers the Company acquired from the seller of the 19 tankers described in Note 3.  This credit facility was drawn upon as the Company acquired these tankers.  As of June 30, 2003, the Company had outstanding $271,326 on the Third Credit Facility. The Company’s obligations under the Third Credit Facility agreements are secured by 19 vessels with a carrying value of approximately $521,228 at June 30, 2003.

The terms and conditions of the First, Second and Third Credit Facilities require compliance with certain restrictive covenants. Under the credit facilities, the Company is required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  As of June 30, 2003, the Company is in compliance with all of its restrictive covenants.

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans, described above.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.   The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.   The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of June 30, 2003, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $54,000 and $30,500, respectively.

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2003 and 2002 was $1,537 and $1,689, respectively.

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.   Interest is paid on the Senior Notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158, which is net of the original issue discount of $3,842.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.   As of June 30, 2003, the discount on the Senior Notes was $3,775.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require the Company to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third facilities. Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due is deemed to be a default under the Senior Notes agreement.

Pursuant to the provisions of the Senior Notes, the Company is required to apply a portion of its cash flow (as defined) during the calendar year ending December 31, 2003 to the reduction of its debt under the First, Second and Third credit facilities.  For the three months ended June 30, 2003, this cash flow was determined to be $18,704, of which $8,457 will be used to repay a portion of the revolving loans outstanding on the First and Second credit facilities and $10,247 will be used to repay the Third credit facility by August 30, 2003.

Based on borrowings as of June 30, 2003, aggregate maturities under the First, Second and Third credit facilities including permanent repayments of the Third credit facility of $10,704 described above as well as the Senior Notes are as follows:

		Second	Third
	First Credit	Credit	Credit	Senior
PERIOD ENDING DECEMBER 31,	Facility	Facility	Facility	Notes	TOTAL
2003 (July 1- December 31)	$17,565	$8,000	$10,247	$—	$35,812
2004	35,131	16,000	-	—	51,131
2005	35,131	16,000	47,445	—	98,576
2006	60,565	35,500	47,445	—	143,510
2007	—	—	59,339	—	59,339
Thereafter	—	—	106,850	250,000	356,850

	$148,392	$75,500	$271,326	$250,000	$745,218

5.             GAIN ON SALE OF VESSEL

During the six months ended June 30, 2003, the Company sold a vessel which was held for sale as of December 31, 2002 for $2,930, resulting in a gain of $930.

6.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55. For the six months ended June 30, 2003 and 2002, the Company expensed $330 in each period for occupancy fees. For the years ended December 31, 2002 and 2001, the Company’s occupancy fees were $660 in each year.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of June 30, 2003.

During the six months ended June 30, 2003,  the Company incurred legal services (primarily in connection with the acquisition of 19 tankers during 2003) aggregating $176 to the father of Mr. Georgiopoulos.  This amount is unpaid as of June 30, 2003 and is included in accounts payable and accrued expenses.

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

On November 26, 2002, the Company’s chief executive officer and chief operating officer surrendered to the Company outstanding options to purchase an aggregate of 590,000 shares of common stock. Also on November 26, 2002, options to purchase 143,500 shares of common stock were granted to other employees at an exercise price of $6.06 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.

On May 5, 2003, the Company granted options to purchase 50,000 shares of common stock to the Company’s chief financial officer at an exercise price of $8.73 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.

On June 5, 2003, the Company granted options to purchase an aggregate 12,500 shares of common stock to five outside directors of the Company at an exercise price of $9.98 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.

 The Company follows the provisions of APB 25 to account for its stock option plan. The fair value of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 47%, 63% and 54% for options granted during 2003, 2002 and 2001, respectively, risk free interest rate of 3.5%, 4.0% and 5.5% for options granted during 2003, 2002 and 2001, respectively, and no dividend yield for any options granted. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the options to purchase common stock granted on November 26, 2002 is $3.42 per share.  The fair value of the options to purchase common stock granted on May 5, 2003 and June 5, 2003 is $3.95 per share and $4.52 per share, respectively.

The following table summarizes stock option activity through June 30, 2003:

		Weighted
	Number	Average	Weighted
	of	Exercise	Average
	Options	Price	Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—
Forfeited	—	—

Outstanding, December 31, 2001	860,000	$18.00	$8.50

Granted	143,500	$6.06	$3.42
Exercised
Forfeited	(590,000)	$18.00	$8.50

Outstanding, December 31, 2002	413,500	$13.86	$6.74

Granted	62,500	$8.98	$4.06
Exercised	—
Forfeited	—

Outstanding, June 30, 2003	476,000	$13.22	$6.39

The following table summarizes certain information about stock options outstanding as of June 30, 2003:

					Options Exercisable,
		Options Outstanding, June 30, 2003			June 30, 2003
				Weighted
			Weighted	Average		Weighed
			Average	Remaining	Number	Average
		Number of	Exercise	Contractual	of	Exercise
Range of Exercise Price		Options	Price	Life	Options	Price

$6.06		143,500	$6.06	9.40	—	$6.06
$8.73	- $9.98	62,500	$8.98	9.80	—	$8.98
$18.00		270,000	$18.00	7.95	166,000	$18.00

		476,000	$13.22	8.63	166,000	$18.00

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company’s net income and net income per share for the three and six months ended June 30, 2003 and 2002, would have been stated at the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Income (Loss):
As reported	$35,735	$(634)	$70,114	$(59)
Stock based compensation expense using the fair value method	168	614	319	1,228

Pro forma	$35,567	$(1,248)	$69,795	$(1,287)

Earnings per share (as reported):
Basic	$0.97	$(0.02)	$1.90	$(0.00)
Diluted	$0.96	$(0.02)	$1.88	$(0.00)

Earnings per share (pro forma):
Basic	$0.96	$(0.03)	$1.89	$(0.03)
Diluted	$0.95	$(0.03)	$1.87	$(0.03)

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

GENERAL

We are a leading provider of international seaborne crude oil transportation services with a fleet of 46 vessels, consisting of 27 Aframax and 19 Suezmax tankers.  We have one of the largest mid-sized tanker fleets in the world, with a total cargo carrying capacity of approximately 5.5 million deadweight tons.  Figures for our current 46 vessel fleet include 19 tankers we acquired during the period from March 2003 to May 2003.  A summary of vessel acquisitions and dispositions during 2003 are as follows:

Tanker Name	Status	Vessel Type	Date
Genmar Traveller	Acquired	Suezmax	March 11
Genmar Transporter	Acquired	Suezmax	March 12
Genmar Sky	Acquired	Suezmax	March 13
Genmar Orion	Acquired	Suezmax	March 24
Genmar Ocean	Acquired	Aframax	March 28
Kentucky	Sold	Aframax	March 31
Genmar Ariston	Acquired	Suezmax	April 4
Genmar Kestrel	Acquired	Suezmax	April 4
Genmar Centaur	Acquired	Suezmax	April 9
Genmar Spyridon	Acquired	Suezmax	April 15
Genmar Phoenix	Acquired	Suezmax	April 15
Genmar Baltic	Acquired	Aframax	April 16
Genmar Horn	Acquired	Suezmax	April 17
Genmar Prometheus	Acquired	Suezmax	April 17
Genmar Pacific	Acquired	Aframax	April 22
Genmar Argus	Acquired	Suezmax	April 24
Genmar Hope	Acquired	Suezmax	May 2
Genmar Gulf	Acquired	Suezmax	May 5
Genmar Princess	Acquired	Aframax	May 27
Genmar Progress	Acquired	Aframax	May 29

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

We primarily operate in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. We also currently operate vessels in the Black Sea, the Far East and in other regions, which we believe enable us to take advantage of market opportunities and to position our vessels in anticipation of drydockings.

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

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC and United Overseas Tankers Ltd., we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, insurance and financial management services through our wholly owned subsidiaries.

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

Our voyage revenues and voyage expenses are recognized ratably over the duration of the voyages and the lives of the charters, while direct vessel expenses are recognized when incurred.  We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract.  We calculate time charter equivalent, or “TCE,” rates by dividing net voyage revenue by the aggregate number of vessel operating days that we owned each vessel.  We also generate demurrage revenue, which represents fees charged to charterers associated with our spot voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo.  We allocate general and administrative expense to vessels on a pro rata basis based on the number of months that we owned a vessel.  We calculate daily direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that we owned each vessel for the period.

The following is a discussion of our financial condition and results of operations for the three months and six months ended June 30, 2003 and 2002. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Three months ended		Six months ended
	June-03	June-02	June-03	June-02

INCOME STATEMENT DATA
(Dollars in thousands, except share data)
Voyage revenues	$126,248	$54,552	$217,741	$107,518
Voyage expenses	(30,395)	(20,268)	(52,145)	(37,580)
Net voyage revenues	95,853	34,284	165,596	69,938
Direct vessel expenses	22,203	13,658	36,410	27,536
General and administrative expenses	6,188	2,696	9,803	5,378
Depreciation and amortization	21,326	14,757	35,894	29,423
Gain on sale of vessel	—	—	(930)	—
Operating income	46,136	3,173	84,419	7,601
Net interest expense	10,401	3,807	14,305	7,660
Net Income	35,735	(634)	70,114	(59)
Basic earnings per share	$0.97	$(0.02)	$1.90	$(0.00)
Diluted earnings per share	$0.96	$(0.02)	$1.88	$(0.00)
Weighted average shares outstanding, thousands	36,965	36,993	36,965	36,996
Diluted average shares outstanding, thousands	37,265	36,993	37,248	36,996

BALANCE SHEET DATA, at end of period			June 30, 2003	December 31, 2002
(Dollars in thousands)
Cash			$21,020	$2,681
Current assets, including cash			78,492	43,841
Total assets			1,327,908	782,277
Current liabilities, including current portion of long-term debt			91,204	77,519
Current portion of long-term debt			61,378	62,003
Total long-term debt, including current portion			741,443	280,011
Shareholders' equity			552,322	481,636

	Three months ended		Six months ended
	June-03	June-02	June-03	June-02
OTHER FINANCIAL DATA
(dollars in thousands)
EBITDA(1)	$67,463	$17,930	$120,314	$37,024
Net cash provided by operating activities	53,809	7,195	96,826	20,801
Net cash provided (used) by investing activities	(367,661)	(49)	(525,700)	(93)
Net cash provided (used) by financing activities	231,583	13,517	447,213	32,088
Capital expenditures
Vessel sales (purchases), including deposits	(367,204)	—	(525,007)	—
Drydocking or capitalized survey or improvement costs	(4,274)	(4,096)	(4,400)	(4,863)
Weighted average long-term debt	680,559	335,038	514,967	318,037
FLEET DATA
Total number of vessels at end of period	46	29	46	29
Average number of vessels(2)	42.4	29.0	35.6	29.0
Total voyage days for fleet(3)	3,684	2,405	6,219	4,934
Total time charter days for fleet	713	316	1,078	856
Total spot market days for fleet	2,971	2,089	5,141	4,078
Total calendar days for fleet(4)	3,860	2,639	6,446	5,249
Fleet utilization(5)	95.4%	91.1%	96.5%	94.0%
AVERAGE DAILY RESULTS
Time Charter equivalent(6)	$26,019	$14,255	$26,627	$14,175
Direct vessel operating expenses per vessel(7)	5,752	5,175	5,648	5,246
General and administrative expense per vessel(8)	1,603	1,022	1,521	1,025
Total vessel operating expenses(9)	7,355	6,197	7,169	6,271
EBITDA(1)	17,478	6,794	18,665	7,053

	Three months ended		Six months ended
	June-03	June-02	June-03	June-02
EBITDA Reconciliation
Net cash provided by operating activities	$53,809	$7,195	$96,826	$20,801
+ Gain on sale of vessel	—	—	930	—
- Restricted stock amortization expense	(129)	—	(271)	—
- Amortization of discount on senior notes	(66)	—	(66)	—
+ Changes in assets and liabilities	3,448	6,928	8,590	8,563
+ Net interest expense	10,401	3,807	14,305	7,660
EBITDA	67,463	17,930	120,314	37,024

(1)  EBITDA represents net cash provided by operating activities plus net interest expense, adjusted for: (a) certain noncash adjustments to net income such as gains and losses on sales of assets and amortization of restricted stock awards and (b) changes in certain assets and liabilities. EBITDA is included because it is used by certain investors. EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net cash provided by operating activities or any other indicator of a company's performance required by GAAP.

(2) Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as a measured by the sum of the number of days each vessels was part of our fleet during the period divided by the number of calendar days in that period.

(3) Voyage days for fleet are the total days our vessels were in our possession for the relevant period net of off hire days associated with major repairs, drydockings or special or intermediate  surveys.

(4) Calendar days are the total days the vessels were in our possession for the relevant period including off hire days associated with major repairs, drydockings or special or intermediate surveys.

(5) Fleet utilization is the percentage of time that our vessels were available for revenue generating voyage days, and is determined by dividing voyage days by calendar days for the relevant period.

(6) Time Charter Equivalent, or TCE, is a measure of the average daily revenue performance of a vessel on a per voyage basis.  Our method of calculating TCE is consistent with industry standards and is determined by dividing net voyage revenue by voyage days.

(7) Daily direct vessel operating expenses, or DVOE, is calculated by dividing DVOE, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs, by calendar days for the relevant time period.

(8) Daily general and administrative expense is calculated by dividing general and administrative expenses by vessel calendar days.

(9) Total Vessel Operating Expenses, or TVOE, is a measurement of our total expenses associated with operating our vessels.  Daily TVOE is the sum of daily direct vessel operating expenses, or DVOE, and daily general and administrative expenses.

Margin analysis for the indicated items as a percentage of net voyage revenues for three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS

(% of Net Voyage Revenues)

	Three months ended		Six months ended
	June-03	June-02	June-03	June-02

INCOME STATEMENT DATA
Net voyage revenues (1)	100%	100%	100%	100%
Direct vessel expenses	23.2%	39.8%	22.0%	39.4%
General and administrative expenses	6.5%	7.9%	5.9%	7.7%
Other expense	0.0%	0.0%	-0.6%	0.0%
Depreciation and amortization	22.2%	43.0%	21.7%	42.1%
Total operating expenses	51.9%	90.7%	49.0%	89.2%
Operating income	48.1%	9.3%	51.0%	10.8%
Net interest expense	10.9%	11.1%	8.6%	11.0%
Net Income	37.3%	-1.8%	42.3%	-0.2%

(1) Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended		Six months ended
	(in thousands)		(in thousands)
	June-03	June-02	June-03	June-02
Voyage revenues	$126,248	$54,552	217,741	107,518
Voyage expenses	(30,395)	(20,268)	(52,145)	(37,580)
Net voyage revenues	$95,853	$34,284	165,596	69,938

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

VOYAGE REVENUES — Voyage revenues increased by $71.6 million, or 131%, to $126.2 million for the three months ended June 30, 2003 compared to $54.6 million for the three months ended June 30, 2002. This increase is due to the increase in the number of vessels in our fleet during the three months ended June 30, 2003 compared to 2002 as well as an improvement in the overall spot freight market during the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The average size of our fleet during those periods increased  46.2% to 42.4 (25.3 Aframax, 17.1 Suezmax) tankers during 2003 compared to 29.0 tankers (24.0 Aframax, 5.0 Suezmax) during 2002.

VOYAGE EXPENSES — Voyage expenses increased $10.1 million, or 50.0%, to $30.4 million for the three months ended June 30, 2003 compared to $20.3 million for the three months ended June 30, 2002. This increase is primarily due to the 46.2% increase in the number of vessels in our fleet as well as increases in fuel costs.

NET VOYAGE REVENUES — Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $61.6 million, or 180%, to $95.9 million for the three months ended June 30, 2003 compared to $34.3 million for the three months ended June 30, 2002.  This increase is the result of the 46.2% increase in the size of our fleet as well as a stronger prevailing spot freight market during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  Our average TCE rates improved 82.5% to $26,019 during the three months ended June 30, 2003 compared to $14,255 during the three months ended June 30, 2002.

The following is additional data pertaining to net voyage revenues:

•

$15.1 million, or 16.0%, of net voyage revenue was generated by time charter contracts ($13.4 million Aframax, $1.7 million Suezmax) and $80.7 million, or 84.0%, was generated in the spot market ($40.2 million Aframax, $40.5 million Suezmax) for the three months ended June 30, 2003, compared to $6.2 million, or 18.1%, of our net voyage revenue generated by time charter contracts (all of which pertains to Aframax vessels), and $28.1 million, or 81.9%, generated in the spot market ($21.9 million Aframax, $6.2 million Suezmax) for the three months ended June 30, 2002.

•

Vessels operated an aggregate of 713 days, or 19.4%, on time charter contracts (622 days Aframax, 91 days Suezmax) and 2,971 days, or 80.6%, in the spot market (1,651 days Aframax, 1,320 days Suezmax) for the three months ended June 30, 2003, compared to 316 days, or 13.1%, on time charter contracts (316 days Aframax, 0 days Suezmax) and 2,089 days, or 86.9%, in the spot market (1,648 days Aframax, 441 days Suezmax) for the three months ended June 30, 2002.

•

Average daily time charter equivalent rate per vessel increased by $11,764, or 82.5%, to $26,019 ($23,616 Aframax, $29,889 Suezmax) for the three months ended June 30, 2003 compared to $14,255 ($14,296 Aframax, $14,070 Suezmax) for the three months ended June 30, 2002.

•

Average daily spot rates were $27,163 ($24,368 Aframax, $30,659 Suezmax) for the three months ended June 30, 2003, compared to average daily spot rates of $13,434 ($13,264 Aframax, $14,070 Suezmax) for the three months ended June 30, 2002.

•

Average daily time charter rates were $21,249 ($21,619 Aframax,  $18,726 Suezmax) for the three months ended June 30, 2003 compared to average daily time charter rates of $19,679 (all of which pertains to Aframax vessels) for the three months ended June 30, 2002.  This increase is primarily due to the expiration of some of our time charter contracts and the rates associated with the remaining time charter contracts.

We seek opportunities to increase the number of our vessels on time charters, but only expect to enter into additional time charters if we can obtain rates that provide us with an appropriate return.  The following summarizes the portion of the Company’s fleet that was on time charter as of July 18, 2003:

Vessel	Vessel Type	Expiration Date	Average Daily Rate (1)
Genmar Alexandra	Aframax	February 20, 2004	Market Rate (3)
Genmar Constantine	Aframax	March 7, 2004	Market Rate (3)
Genmar Star	Aframax	February 24, 2004	$19,000
Genmar Endurance	Aframax	March 12, 2004	$19,000
Crude Princess	Aframax	January 2004	Market Rate (2)
Crude Progress	Aframax	December 2003	Market Rate (2)
Genmar Orion	Suezmax	May 14, 2004	$20,500

(1) Before reduction for brokers' commissions of 1.25%.

(2) The charter provides for a floating rate based on spot market rates which have no floor and rates above $17,000 per day must be shared with the charterer.

(3) The charter provides for a floating rate based on weekly spot market rates which can be no less than $16,000 per day and no more than $22,000 per day.

DIRECT VESSEL EXPENSES — Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $8.5 million, or 62.6%, to $22.2 million for the three months ended June 30, 2003 compared to $13.7 million for the three months ended June 30, 2002. This increase is primarily due to the growth of our fleet, which increased 46.2% for the same periods, as well as the timing of purchases, repairs and services within the periods.  In addition, most of this 46.2% increase in the size of our fleet relates to the acquisition of Suezmax vessels which are more costly to operate than Aframax vessels.  On a daily basis, direct vessel expenses per vessel increased by $577, or 11.1%, to $5,752 ($5,608 Aframax, $5,964 Suezmax) for the three months ended June 30, 2003 compared to $5,175 ($4,968 Aframax, $6,172 Suezmax) for the three months ended June 30, 2002 primarily as the result of the timing of purchases, repairs and services within the period as well as the increase in the percentage of our fleet  that consists of Suezmax vessels.  We anticipate that daily direct vessel operating expenses will increase during 2003 primarily due to the higher percentage of our fleet that will be comprised of Suezmax vessels during the second half of 2003 as compared to the first half of 2003.

GENERAL AND ADMINISTRATIVE EXPENSES — General and administrative expenses increased by $3.5 million, or 130%, to $6.2 million for the three months ended June 30, 2003 compared to $2.7 million for the three months ended June 30, 2002. This increase is primarily due to an increase in payroll expenses (salaries, benefits and incentive bonus) in connection with the growth of our fleet for three months ended June 30, 2003 compared to the three months ended June 30, 2002 as well higher professional fees during 2003.  General and administrative expenses as a percentage of net voyage revenues decreased to 6.5% for the three months ended June 30, 2003 from 7.9% for the three months ended June 30, 2002.  Daily general and administrative expenses per vessel increased $581, or 56.9%, to $1,603 for the three months ended June 30, 2003 compared to $1,022 for the three months ended June 30, 2002.  We anticipate that daily general and administrative expenses will decrease during the second half of 2003 as compared to the three months ended June 30, 2003 because the vessels acquired during the first half of the year will be included in our fleet for the full period during the second half of 2003.

DEPRECIATION AND AMORTIZATION — Depreciation and amortization, which include depreciation of vessels as well as amortization of dry docking, special survey costs and loan fees, increased by $6.5 million, or 44.5%, to $21.3 million for the three months ended June 30, 2003 compared to $14.8 million for the three months ended June 30, 2002.  This increase is primarily due to the growth of our fleet for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  We anticipate that depreciation of vessels will increase during the second half of 2003 because the 19 vessels we acquired during the first half of the year will be included in our fleet for all of  the second half of 2003.

Amortization of dry dock and repairs increased by $0.9 million, or 152%, to $1.6 for the three months ended June 30, 2003 compared to $622,000 for the three months ended June 30, 2002.  This increase in amortization of drydocking is primarily due to amortization of drydocking costs that were capitalized over the past year on vessels which we are drydocking for the first time since we acquired them.   We anticipate that the amortization associated with drydocking our vessels will increase in the future, as we will be drydocking for the first time vessels we acquired during 2001 and 2003

NET INTEREST EXPENSE — Net interest expense increased by $6.6 million, or 173%, to $10.4 million for the three months ended June 30, 2003 compared to $3.8 million for the three months ended June 30, 2002. This increase is the result of a 103% increase in our weighted average outstanding debt of $681 million for the three months ended June 30, 2003 compared to $335 million for the three months ended June 30, 2002.  Also contributing to the increase in net interest expense during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is the $250 million of Senior Notes we issued in March 2003, which have a 10% coupon which is significantly higher than the interest rates on the remainder of our long-term debt.

NET INCOME — Net income was $35.7 million for the three months ended June 30, 2003 compared to a net loss of $634,000 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

VOYAGE REVENUES — Voyage revenues increased by $110.2 million, or 103%, to $217.7 million for the six months ended June 30, 2003 compared to $107.5 million for the six months ended June 30, 2002. This increase is due to the increase in the number of vessels in our fleet during the six months ended June 30, 2003 compared to 2002 as well as improvements in the overall spot freight market during the six months ended June 30, 2003 compared to the prior period. The average size of our fleet during those periods increased 22.6% to 35.6 tankers (24.2 Aframax, 11.4 Suezmax) during 2003 compared to 29.0 tankers (24.0 Aframax, 5.0 Suezmax) during 2002.

VOYAGE EXPENSES — Voyage expenses increased $14.5 million, or 38.8%, to $52.1 million for the six months ended June 30, 2003 compared to $37.6 million for the six months ended June 30, 2002. This increase is primarily due to the 22.6% increase in the number of vessels in our fleet as well as increases in fuel costs.

NET VOYAGE REVENUES — Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $95.7 million, or 137%, to $165.6 million for the six months ended June 30, 2003 compared to $69.9 million for the six months ended June 30, 2002.  This increase is due to the increase in the size of our fleet during 2003 as well as overall stronger spot freight rate market during the six months ended June 30, 2003 compared to the prior year period.  The average size of our fleet increased 22.6% to 35.6 tankers for the six months ended June 30, 2003 compared to 29.0 tankers for the prior year period.  Our average TCE rates improved 87.9% to $26,627 during the six months ended June 30, 2003 compared to $14,175 during the six months ended June 30, 2002.

The following is additional data pertaining to net voyage revenues:

•

$23.1 million, or 13.9%, of net voyage revenue was generated by time charter contracts ($21.2 million Aframax, $1.9 million Suezmax) and $142.5 million, or 86.1%, was generated in the spot market ($83.4 million Aframax, $59.1 million Suezmax) for the six months ended June 30, 2003, compared to $15.8 million, or 22.7%, of our net voyage revenue generated by time charter contracts ($15.8 million Aframax, Suezmax vessels did not operate on time charter during this period), and $54.1 million, or 73.3%, generated in the spot market ($42.1 million Aframax, $12.0 million Suezmax) for the six months ended June 30, 2002.

•

Vessels operated an aggregate of 1,078 days, or 17.3%, on time charter contracts (979 days Aframax, 99 days Suezmax) and 5,141 days, or 82.7%, in the spot market (3,320 days Aframax, 1,821 days Suezmax) for the six months ended June 30, 2003, compared to 856 days, or 17.3%, on time charter contracts (856 days Aframax, 0 days Suezmax) and 4,078 days, or 82.7%, in the spot market (3,193 days Aframax, 885 days Suezmax) for the six months ended June 30, 2002.

•

Average daily time charter equivalent rate per vessel increased by $12,452, or 87.9%, to $26,627 ($24,333 Aframax, $31,765 Suezmax) for the six months ended June 30, 2003 compared to $14,175 ($14,304 Aframax, $13,581 Suezmax) for the six months ended June 30, 2002.

•

Average daily spot rates were $27,718 ($25,109 Aframax, $32,475 Suezmax) for the six months ended June 30, 2003, compared to average daily spot rates of $13,261 ($13,173 Aframax, $13,581 Suezmax) for the six months ended June 30, 2002.

•

Average daily time charter rates were $21,423 ($21,703 Aframax, $18,655 Suezmax) for the six months ended June 30, 2003 compared to average daily time charter rates of $18,526 ($18,526 Aframax, Suezmax vessels did not operate on time charter during the period) for the six months ended June 30, 2002.  This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with the remaining time charter contracts.

DIRECT VESSEL EXPENSES — Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $8.9 million, or 32.2%, to $36.4 million for the six months ended June 30, 2003 compared to $27.5 million for the six months ended June 30, 2002.  This increase is primarily due to the growth of our fleet, which increased 22.6% for the same periods, as well as the timing of purchases, repairs and services within the periods.  In addition, most of this 22.6% increase in the size of our fleet relates to the acquisition of Suezmax vessels which are more costly to operate than Aframax vessels.  On a daily basis, direct vessel expenses per vessel increased by $402, or 7.7%, to $5,648 ($5,421 Aframax, $6,128 Suezmax) for the six months ended June 30, 2003 compared to $5,246 ($5,084 Aframax, $6,023 Suezmax) for the six months ended June 30, 2002, primarily as the result of the timing of purchases, repairs and services within the period as well as the increase in the percentage of our fleet  that consists of Suezmax vessels.

GENERAL AND ADMINISTRATIVE EXPENSES — General and administrative expenses increased by $4.4 million, or 82.3%, to $9.8 million for the six months ended June 30, 2003 compared to $5.4 million for the six months ended June 30, 2002. This increase is primarily due to an increase in payroll expenses including higher incentive bonus accruals as a result of an increase in the number of personnel in connection with the growth of our fleet for six months ended June 30, 2003 compared to the six months ended June 30, 2002 as well as higher professional fees during 2003.  General and administrative expenses as a percentage of net voyage revenues decreased to 5.9% for the six months ended June 30, 2003 from 7.7% for the three months ended June 30, 2002.  Daily general and administrative expenses per vessel increased $496, or 48.4%, to $1,521 for the six months ended June 30, 2002 compared to $1,025 for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION — Depreciation and amortization, which include depreciation of vessels as well as amortization of dry docking, special survey costs and loan fees, increased by $6.5 million, or 22.0%, to $35.9 million for the six months ended June 30, 2003 compared to $29.4 million for the six months ended June 30, 2002.  This increase is primarily due to the growth of our fleet for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Amortization of dry dock and repairs increased by $1.8, or 136%, to $3.1 million for the six months ended June 30, 2003 compared to $1.3 million for the six months ended June 30, 2002.  This increase in amortization of drydocking is primarily due to amortization of drydocking costs that were capitalized over the past year on vessels which we are drydocking for the first time since we acquired them.   We anticipate that the amortization associated with drydocking our vessels will increase in the future, as we will be drydocking for the first time vessels we acquired during 2001 and 2003  In addition, as vessels age, the cost of drydocking them and the frequency of their drydockings increase, which also results in increased amortization associated with our drydockings

NET INTEREST EXPENSE — Net interest expense increased by $6.6 million, or 86.7%, to $14.3 million for the six months ended June 30, 2003 compared to $7.7 million for the six months ended June 30, 2002. This increase is the result of a 61.9% increase in our weighted average outstanding debt of $515 million for the six months ended June 30, 2003 compared to $318 million for the six months ended June 30, 2002.  Also contributing to the increase in net interest expense during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is the $250 million of Senior Notes we issued in March 2003, which have a 10% coupon which is significantly higher than the interest rates on the remainder of our long-term debt.

NET INCOME — Net income was $70.1 million for the six months ended June 30, 2003 compared to net loss of $59,000 for the six months ended June 30, 2002.

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

Our practice has been to acquire tankers using a combination of funds received from equity and bond investors as well as bank debt which is secured by mortgages on our tankers and the shares of common stock of our shipowning subsidiaries. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer tankers and the selective sale of older tankers. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire tankers on favorable terms.

Cash increased to $21.0 million as of June 30, 2003 compared to $2.7 million as of December 31, 2002. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital deficit was $12.7 million as of June 30, 2003, compared to a working capital deficit of $33.7 million as of December 31, 2002. The current portion of long-term debt included in our current liabilities was $61.4 million as of June 30, 2003 and $ 62.0 million as of December 31, 2002.

EBITDA, as defined in Note 1 to the “Selected Consolidated Financial and Other Data” table above increased by $49.6 million, or 276%, to $67.5 million for the three months ended June 30, 2003 from

$17.9 million for the three months ended June 30, 2002.  This increase is due to the growth of our fleet and stronger spot freight rate market. On a daily basis, EBITDA per vessel increased by $10,684, or 157%, to $17,478 for the three months ended June 30, 2003 from $6,794 for the three months ended June 30, 2002.

EBITDA increased by $83.3 million, or 225%, to $120.3 million for the six months ended June 30, 2003 from $37.0 million for the six months ended June 30, 2002, this increase is due to the growth of our fleet and stronger spot freight rate market. On a daily basis, EBITDA per vessel increased by $11,612, or 165%, to $18,665 for the six months ended June 30, 2003 from $7,053 for the six months ended June 30, 2002.

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

The First credit facility is a $300 million facility, currently comprised of a $200 million term loan and a $97.6 million revolving loan and is collateralized by 18 tankers. The Second credit facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan and is collateralized by 9 tankers. The Third credit facility is comprised of a $275 million term loan and is collateralized by 19 tankers.  All credit facilities have a five-year maturity with the term loans requiring quarterly principal repayments. The principal of each revolving loan is payable upon maturity. The First and Second credit facilities and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. We are required to pay an annual fee of 0.625% for the unused portion of each of the revolving loans on a quarterly basis. The Third credit facility bears interest at a rate of 1.625% over LIBOR payable on the outstanding principal amount.  The subsidiaries that own the tankers that collateralize each credit facility have guaranteed the loans made under the appropriate credit facility, and we have pledged the shares of those subsidiaries. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows.

On March 20, 2003 we closed a private offering of face amount $250 million in 10% Senior Notes due 2013.  Interest on the Senior Notes, which are unsecured, accrues at the rate of 10% per annum, and is payable semi-annually.  The Senior Notes, which do not amortize, are due on March 15, 2013.  The Senior Notes are guaranteed by all of our present subsidiaries and our future “restricted” subsidiaries.  The Senior Notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require us to apply a portion of our cash flow during 2003 to the reduction of our debt under our First, Second and Third facilities.  We have applied the proceeds of the Senior Notes offering, together with proceeds of our Third facility and cash on hand, to purchase 19 tankers.

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

In addition to tanker acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our tankers as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that tankers which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that tankers are to be drydocked every five years, while tankers 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys.  During 2003, we anticipate that our 46-tanker fleet will be offhire for approximately 230 days associated with drydocks and in-water surveys.  Off hire time includes the actual time the tanker is in the shipyard as well as ballast time to the shipyard from the port of last discharge. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations or to secure additional financing. We currently anticipate that expenditures to effect these drydocks and in-water surveys will be approximately $11.7 million during 2003 of which $4.4 million was incurred during the six months ended June 30, 2003.

Net cash provided by operating activities increased 365% to $96.8 million for the six months ended June 30, 2003, compared to $20.8 million for the six months ended June 30, 2002. This increase is primarily attributable to a net income of $70.1 million and depreciation and amortization of $35.9 million for the six months ended June 30, 2003 compared to net loss of $59,000 and depreciation and amortization of $29.4 million for the prior year.

Net cash used by investing activities was $525.7 million for the six months ended June 30, 2003 compared to net cash used by investing activities of $0.1 million for the prior year. During the six months ended June 30, 2003, we expended $527.9 million for the purchase of 19 tankers and received $2.9 million from the sale of a vessel.

Net cash provided by financing activities was $447.2 million for the six months ended June 30, 2003 compared to net cash used by financing activities of $32.1 million for the six months ended June 30, 2002. The change in cash provided by financing activities relates to the following:

•

Net proceeds used from borrowing under long-term debt during the six months ended June 30, 2003 aggregated $521.2 million consisting of $246.2 million of proceeds from the issuance of Senior Notes and $275.0 million of borrowings under our Third credit facility.  During the six months ended June 30, 2002, proceeds of $5.0 million  were received relating to borrowings under our revolving credit facilities.

•

Principal repayments of long-term debt aggregated  $59.8 million, which consisted of $41.2 million of scheduled principal repayments under our First, Second and Third credit facilities and $18.6 million of net payments made under our revolving credit facilities.  During the six months ended June 30, 2002, principal repayments under our First and Second credit facilities aggregated $36.5 million.

•	During the six months ended June 30, 2003 and 2002, payments for deferred financing costs aggregated $14.2 million and $0.1 million, respectively.

Our operation of ocean-going tankers carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (1) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (2) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (3) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (4) loss of hire insurance for loss of revenue for up to 90 days resulting from tanker off hire for all of our tankers. In light of overall economic conditions as well as recent international events, including the attack on the VLCC Limburg in Yemen in October 2002, and the related risks with respect to the operation of ocean-going tankers and transportation of crude oil, we have been be required to pay higher premiums with respect to our insurance coverage in 2003 and may be subject to increased supplemental calls with respect to its protection and indemnity insurance coverage payable to protection and indemnity associations in amounts based on our own claim records as well as the claim records of the other members of those associations related to prior year periods of operations. We believe that the increase in insurance premiums and supplemental calls is industry wide and do not foresee that it will have a material adverse impact on our tanker operations or overall financial performance. To the extent such costs cannot be passed along to our customers, such costs will reduce our operating income.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past three years ended December 31, 2002. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2003, we provided a reserve of approximately 10% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

DEPRECIATION AND AMORTIZATION. We record the value of our tankers at their cost (which includes acquisition costs directly attributable to the tanker and expenditures made to prepare the tanker for its initial voyage) less accumulated depreciation. We depreciate our tankers on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. We believe that a 25-year depreciable life is consistent with that of other ship owners. Depreciation is based on cost less the estimated residual scrap value. We estimate residual scrap value as the lightweight tonnage of each tanker multiplied by $125 scrap value per ton, which we believe approximates the historical average price of scrap steel. An increase in the useful life of the tanker would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual value would decrease the amount of the annual depreciation charge. A decrease in the useful life of the tanker would have the effect of increasing the annual depreciation charge. A decrease in the residual value would increase the amount of the annual depreciation charge.

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

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At June 30, 2003, we had $495.2 million of floating rate debt with margins over LIBOR ranging between 1.5% and 1.625% compared to $280.0 million as of December 31, 2002. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 2003 and December 31, 2002, we were party to interest rate swap agreements having aggregate notional amounts of $84.5 million and $102.8 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of June 30, 2003 the fair value of these swaps was a net liability to us of $4.1 million. A one percent increase in LIBOR would increase interest expense on the portion of our $410.7 million outstanding floating rate indebtedness that is not hedged by approximately $4.1 million per year from June 30, 2003.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. dollar. As virtually all of our revenues and most of our operating costs are in U.S. dollars, we believe that our exposure to foreign exchange rate risk is insignificant.

Item 4.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them at a reasonable assurance level to material information relating to the Company required to be included in its periodic Securities Exchange Commission filings. There have been no significant changes in the Company’s internal controls that could significantly affect internal controls subsequent to the date of their evaluation.

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

In our quarterly report for the three month period ending March 31, 2003, we reported the settlement of two separate litigation matters to which we were a party.  The first matter involved the charter of our tanker Genmar Harriet to OMI Corporation.  The second matter related to an incident involving our tanker Genmar Hector at the BPAmoco Co. unloading terminal in Texas City, Texas in March 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.)	General Maritime’s annual meeting of shareholders was held on May 22, 2003.

b.)	Not required.

c.)	Proposal I:	For election of Directors:

For John P. Tavlarios: 26,717,286	Votes withheld 1,637,931
For Peter S. Shaerf: 26,950,201	Votes withheld 1,405,016

Messrs. Tavlarios and Shaerf were re-elected as Class I directors of the Company until the 2006 annual meeting of shareholders and until their successors are elected and qualified.

Proposal II:	For the ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors for the period ending December 31, 2003:

Total Shares in Favor	28,266,117
Total Shares Against	70,970
Total Shares Abstaining	30
Broker non-votes	0

The appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 was ratified.

d.)	Not required.

ITEM 5.      OTHER INFORMATION

In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission.  The certifications provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying this report have not been filed pursuant to the Securities Exchange Act of 1934.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

Date of Report	Description
April 23, 2003	Press release announcing the Company’s results of operations for the quarter ending March 31, 2003.
May 2, 2003	Press release announcing the appointment of William Viqueira as the Chief Financial Officer.
May 16, 2003

Consent of Deloitte & Touche LLP to the incorporation by reference of its report appearing in the Company’s Annual Report on form 10-K for the year ended December 31, 2002 into the Company’s Registration Statement on Form S-8 (Registration No. 333-101490).

May 29, 2003	Press release announcing the completion of the Company’s acquisition of 19 tankers from Metrostar Management Corporation.

The Company hereby incorporates by reference this Report on Form 10-Q into its Registration Statement on Form S-4, as amended (Reg. No. 333-106350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: August 14 , 2003	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chairman, Chief Executive
Officer, and President