Form 10-Q
period 2003-09-30
GENERAL MARITIME CORP/
filed 2003-11-13
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Yes  ☒    No  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 13, 2003:

Common Stock, par value $0.01 per share 36,964,770 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1.           Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2003	December 31, 2002
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$15,253	$2,681
Due from charterers	29,199	25,008
Vessels held for sale	2,000	4,000
Prepaid expenses and other current assets	20,439	12,152
Total current assets	66,891	43,841

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $197,056 and $145,411, respectively	1,188,125	711,344
Other fixed assets, net	1,858	870
Deferred drydock costs, net	19,902	15,555
Deferred financing costs, net	16,576	4,563
Due from charterers	—	351
Goodwill	5,753	5,753
Total noncurrent assets	1,232,214	738,436
TOTAL ASSETS	$1,299,105	$782,277

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,454	$15,157
Accrued interest	1,814	359
Current portion of long-term debt	53,560	62,003
Total current liabilities	78,828	77,519
NONCURRENT LIABILITIES:
Deferred voyage revenue	247	744
Long-term debt	656,454	218,008
Derivative liability for cash flow hedge	3,270	4,370
Total noncurrent liabilities	659,971	223,122
Total liabilities	738,799	300,641
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; Authorized 75,000,000 shares; Issued and outstanding 36,964,770 shares	370	370
Paid-in capital	418,788	418,788
Restricted stock	(3,335)	(3,742)
Retained earnings	147,753	70,590
Accumulated other comprehensive loss	(3,270)	(4,370)
Total shareholders’ equity	560,306	481,636
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,299,105	$782,277

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
VOYAGE REVENUES:
Voyage revenues	$109,848	$54,960	$327,589	$162,478
OPERATING EXPENSES:
Voyage expenses	35,331	21,764	87,476	59,344
Direct vessel expenses	27,556	14,046	63,966	41,582
General and administrative	5,795	3,175	15,598	8,553
Depreciation and amortization	23,583	15,885	59,477	45,308
Writedown (gain on sale) of vessels	—	4,520	(930)	4,520
Total operating expenses	92,265	59,390	225,587	159,307
OPERATING INCOME (LOSS)	17,583	(4,430)	102,002	3,171
INTEREST INCOME (EXPENSE):
Interest income	93	45	391	192
Interest expense	(10,627)	(3,559)	(25,230)	(11,366)
Net interest expense	(10,534)	(3,514)	(24,839)	(11,174)
Net income (loss)	$7,049	$(7,944)	$77,163	$(8,003)

Basic earnings (loss) per common share	$0.19	$(0.21)	$2.09	$(0.22)
Diluted earnings (loss) per common share	$0.19	$(0.21)	$2.07	$(0.22)

Weighted average shares outstanding:
Basic	36,964,770	36,964,770	36,964,770	36,985,934
Diluted	37,381,444	36,964,770	37,311,616	36,985,934

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED) FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total
Balance as of January 1, 2003	$370	$418,788	$(3,742)	$70,590	$(4,370)		$481,636
Comprehensive loss:
Net income				77,163	0	$77,163	77,163
Unrealized derivative gains on cash flow hedge					1,100	1,100	1,100
						$78,263

Restricted stock amortization			407				407
Balance at September 30, 2003 (unaudited)	$370	$418,788	$(3,335)	$147,753	$(3,270)		$560,306

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$77,163	$(8,003)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain on sale) writedown of vessel	(930)	4,520
Depreciation and amortization	59,477	45,308
Restricted stock compensation expense	407	—
Amortization of discount on senior notes	125	—
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(3,840)	3,948
(Increase) decrease in prepaid expenses and other assets	(8,287)	1,738
Increase (decrease) in accounts payable and accrued expenses	9,752	(2,857)
Decrease in deferred voyage revenue	(497)	(1,671)
Deferred drydock costs incurred	(9,408)	(10,348)
Net cash provided by operating activities	123,962	32,635

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessels	(528,426)	—
Proceeds from sale of vessel	2,930	—
Purchase of other fixed assets	(1,287)	(163)
Net cash used by investing activites	(526,783)	(163)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from senior notes offering	246,158	—
Long-term debt borrowings	275,000	10,000
Principal payments on long - term debt	(64,222)	(54,750)
Deferred financing costs paid	(14,485)	(121)
Net (payments) borrowings on revolving credit facilities	(27,058)	—
Common stock issuance costs paid	—	(467)
Net cash provided (used) by financing activities	415,393	(45,338)

Net increase (decrease) in cash	12,572	(12,866)
Cash, beginning of the year	2,681	17,186
Cash, end of period	$15,253	$4,320

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,775	$11,417

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS-  General Maritime Corporation (the “Company”) through its subsidiaries provides international transportation services of seaborne crude oil. The Company’s fleet is comprised of both Aframax and Suezmax tankers. Although some of the Company’s vessels are able to carry dry cargo, the Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts between two to ten weeks, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs such as for crews, maintenance, and insurance are typically paid by the owner of the vessels and specified voyage costs such as fuel and port costs are typically paid by the owner of the vessel.

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

BUSINESS GEOGRAPHICS-  Non-U.S. operations accounted for 100% of revenues and net income or (loss). Vessels regularly move between countries in international waters over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

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

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  During the nine months ended September 30, 2002, stock options were not included in the calculation of diluted earnings per share because they were anti-dilutive.

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

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the nine months ended September 30, 2003 and 2002 included pay-fixed swaps. As of September 30, 2003, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the nine months ended September 30, 2003 and 2002, the Company recognized a credit/(charge) to OCI of $1,100 and $(3,405), respectively.  The aggregate liability in connection with a portion of the Company’s cash flow hedges as of September 30, 2003 was $3,270 and is presented as Derivative liability for cash flow hedge on the balance sheet.

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

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. This Standard eliminates goodwill amortization from the Consolidated Statement of Operations and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. The Company’s only reporting unit with goodwill is its technical management business, which is not a reportable segment. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. The Company completed its testing of goodwill and determined that there was no impairment.

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

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The adoption of the measurement requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operation.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance sheet entities.    It provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than voting interests.  It requires consolidation of Variable Interest Entities (“VIEs”) only if those VIEs do not effectively disperse the risks and benefits amount the various parties involved.  In October 2003, the effective date of FIN No. 46 was deferred for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities for the Company to the quarter ended January 3, 2004.   Based on the current rules, the Company does not believe it will be required to consolidate any variable interest entities as a result of FIN 46.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position and results of operations.

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

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Basic earnings per share:
Weighted average common shares outstanding	36,964,770	36,964,770	36,964,770	36,985,934

Diluted earnings per share:
Weighted average common shares outstanding	36,964,770	36,964,770	36,964,770	36,985,934
Stock options	70,736	—	56,294	—
Restricted stock awards	345,938	—	290,552	—

	37,381,444	36,964,770	37,311,616	36,985,934

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

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2003 (unaudited)	Decmeber 31, 2002
First Credit Facility
Term Loan	$96,609	$129,411
Revolving Credit Facility	37,395	54,100
Second Credit Facility
Term Loan	57,000	74,500
Revolving Credit Facility	11,648	22,000
Third Credit Facility	261,079	—
Senior Notes, net of $3,717 discount	246,283	—
Total	710,014	280,011
Less: Current portion of long-term debt	53,560	62,003
Long-term debt	$656,454	$218,008

In June 2001, the Company entered into two credit facilities.  The First Credit Facility, entered into on June 15, 2001,  is comprised of a $200,000 term loan and a $100,000 revolving loan. The sale of two vessels collateralizing the First Credit Facility resulted in a reduction of the $100,000 revolving loan to $97,586.  The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of September 30, 2003, the Company had $96,609 outstanding on the term loan and $37,395 outstanding on the revolving loan. The Company’s obligations under the First Credit Facility are secured by 18 vessels, with an aggregate carrying value of $438,156 at September 30, 2003.

On June 27, 2001, the Company entered into an additional credit facility (the “Second Credit Facility”) consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of September 30, 2003, the Company had $57,000 outstanding on the term loan and $11,648 outstanding on the revolving loan. The Company’s obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of approximately $238,299 at September 30, 2003.

On March 11, 2003 in connection with the 19 vessels acquired by the Company as discussed in Note 3, the Company entered into commitments for $450,000 in credit facilities.  These credit facilities are comprised of a first priority $350,000 amortizing term loan (the “Third Credit Facility”) and a second priority $100,000 non-amortizing term loan (the “Second Priority Term Loan”).  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275,000 (such reduction from $350,000 will be treated as a prepayment of the first six installments due under this facility) and the Second Priority Term Loan was eliminated.  The Third Credit Facility matures on March 10, 2008, is repayable in 19 quarterly installments and bears an interest rate of LIBOR plus 1.625%.  The Company’s obligations under this credit facility are secured by the 19 tankers the Company acquired as described in Note 3.  As of September 30,

2003, the Company had outstanding $261,079 on the Third Credit Facility. The Company’s obligations under the Third Credit Facility agreements are secured by 19 vessels with a carrying value of approximately $513,670 at September 30, 2003.

The terms and conditions of the First, Second and Third Credit Facilities require compliance with certain restrictive covenants. Under the credit facilities, the Company is required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  As of September 30, 2003, the Company is in compliance with all of its restrictive covenants.

In August 2001 and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans, described above.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.   The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.   The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of September 30, 2003, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $49,500 and $28,500, respectively.

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2003 and 2002 was $2,263 and $2,443, respectively.

On March 20, 2003, in connection with the 19 vessels acquired by the Company as discussed in Note 3, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.   Interest is paid on the Senior Notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158, which is net of the original issue discount of $3,842.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.   As of September 30, 2003, the discount on the Senior Notes was $3,717.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require the Company to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third Credit Facilities.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due is deemed to be a default under the Senior Notes agreement.

Pursuant to the provisions of the Senior Notes, the Company is required to apply a portion of its cash flow (as defined) during the calendar year ending December 31, 2003 to the reduction of its debt under the First, Second and Third credit Facilities.  For the three months ended September 30, 2003, this cash flow was determined to be $4,315, of which $1,886 will be used to repay a portion of the revolving loans outstanding on the First and Second Credit Facilities and $2,429 will be applied to the Third Credit Facility by November 30, 2003.

Based on borrowings as of September 30, 2003, aggregate maturities under the First, Second and Third Credit Facilities including permanent repayments of the Third Credit Facility of $2,429 described above as well as the Senior Notes are as follows:

PERIOD ENDING DECEMBER 31,	First Credit Facility	Second Credit Facility	Third Credit Facility	Senior Notes	TOTAL
2003 (October 1- December 31)	$8,782	$4,000	$2,429	$—	$15,211
2004	35,131	16,000	—	—	51,131
2005	35,131	16,000	47,003	—	98,134
2006	54,960	32,648	47,003	—	134,611
2007	—	—	58,787	—	58,787
Thereafter	—	—	105,857	250,000	355,857

	$134,004	$68,648	$261,079	$250,000	$713,731

5.                                      WRITEDOWN (GAIN ON SALE) OF VESSELS

During the nine months ended September 30, 2003, the Company sold a vessel which was held for sale as of December 31, 2002 for $2,930, resulting in a gain of $930.

During the three months ended September 30, 2002, the Company decided to retire a 1979-built single-hull Aframax tanker through its sale for scrap.  This decision was based on management’s assessment of estimated charter rates for the vessel and the estimated daily operating costs as well as the cost of this vessel’s next drydocking which was scheduled for April 2003.  An expense of $4,520 was recognized during the three months ended September 30, 2002, which was the amount by which the vessel’s carrying value exceeded the estimated net proceeds to be received upon disposal.

6.                                      RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55. For the nine months ended September 30, 2003 and 2002, the Company expensed $495 in each period for occupancy fees. For the years ended December 31, 2002 and 2001, the Company’s occupancy fees were $660 in each year.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of September 30, 2003.

During the nine months ended September 30, 2003, the Company incurred legal services (primarily in connection with the acquisition of 19 tankers during 2003) aggregating $176 to the father of Mr. Peter Georgiopoulos.  This amount is unpaid as of September 30, 2003 and is included in accounts payable and accrued expenses.

7.                                      STOCK OPTION PLAN

On June 10, 2001, the Company adopted the General Maritime Corporation 2001 Stock Incentive Plan. Under this plan the Company’s compensation committee, another designated committee of the board of directors or the board of directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

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

On May 5, 2003, the Company granted options to purchase 50,000 shares of common stock to the Company’s chief financial officer at an exercise price of $8.73 (the closing price on the date of grant). These options will vest in four equal installments on each of the first four anniversaries of the date of grant.

On June 5, 2003, the Company granted options to purchase an aggregate of 12,500 shares of common stock to five outside directors of the Company at an exercise price of $9.98 (the closing price on the date of grant). These options will vest in four equal installments on each of the first four anniversaries of the date of grant.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company’s net income and net income per share for the three and nine months ended September 30, 2003 and 2002, would have been stated at the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net Income (Loss):
As reported	$7,049	$(7,944)	$77,163	$(8,003)
Stock based compensation expense using the fair value method	184	614	504	1,843
Pro forma	$6,865	$(8,558)	$76,659	$(9,846)

Earnings per share (as reported):
Basic	$0.19	$(0.21)	$2.09	$(0.22)
Diluted	$0.19	$(0.21)	$2.07	$(0.22)

Earnings per share (pro forma):
Basic	$0.19	$(0.23)	$2.07	$(0.27)
Diluted	$0.18	$(0.23)	$2.05	$(0.27)

8.                                      SUBSEQUENT EVENTS

During November 2003, the Company signed contracts to sell two 1986-built double-bottomed Aframax tankers  for aggregate estimated net proceeds of approximately $20,700, which will result in an estimated loss on disposal of approximately $1,000.  This loss will be recognized in the fourth quarter of 2003.

Also in November 2003, the Company signed a contract to sell for scrap a 1981-built single hull Aframax tanker.  The Company recorded a $4,741 impairment during the year ended December 31, 2002 and classified the estimated net realizable value of $2,000 from disposition as a vessel held for sale on the balance sheet.  The estimated net proceeds on the sale of this vessel are expected to be approximately $3,750, resulting in an estimated gain on disposal of this vessel of approximately $1,750 which will be recognized in the fourth quarter of 2003.

Approximately $12,100 of the estimated proceeds from the sale of these three tankers will be used to permanently prepay indebtedness under the First and Third Credit Facilities.  Additionally, the revolving loan commitment amount under the First Credit Facility will be reduced by approximately $1,000.

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

GENERAL

We are a leading provider of international seaborne crude oil transportation services with a fleet of 46 vessels, consisting of 27 Aframax and 19 Suezmax tankers.  Included in our Aframax fleet are nine OBO vessels (combination vessels which can perform both wet and dry trades).   Through September 30, 2003, we have used these OBO vessels exclusively to transport crude oil. During the fourth quarter of 2003, we have chartered seven of our OBO’s on a time charter basis to a charterer who we expect will use these vessels in both the wet and dry trade.  We have one of the largest mid-sized tanker fleets in the world, with a total cargo carrying capacity of approximately 5.5 million deadweight tons.  Figures for our current 46 vessel fleet include 19 tankers we acquired during the period from March 2003 to May 2003.  A summary of vessel acquisitions and dispositions through September 30, 2003 are as follows:

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

We actively manage the deployment of our fleet between spot charters, which generally last from several days to several weeks, and time charters, which can last up to several years. A spot charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon total amount.  Under spot charters, we pay voyage expenses such as port, canal and fuel costs.  A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate, which may contain market rate adjustments.  Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs.

We operate the majority of our vessels in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. We also currently operate vessels in the Black Sea, the Far East and in other regions, which we believe enable us to take advantage of market opportunities and to position our vessels in anticipation of drydockings.

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

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC and United Overseas Tankers Ltd., we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services through our wholly owned subsidiaries.

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

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2003 and 2002. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

INCOME STATEMENT DATA

	Three months ended		Nine months ended
(Dollars in thousands, except share data)	September-03	September-02	September-03	September-02

Voyage revenues	$109,848	$54,960	$327,589	$162,478
Voyage expenses	(35,331)	(21,764)	(87,476)	(59,344)
Net voyage revenues	74,517	33,196	240,113	103,134
Direct vessel expenses	27,556	14,046	63,966	41,582
General and administrative expenses	5,795	3,175	15,598	8,553
Depreciation and amortization	23,583	15,885	59,477	45,308
Write down (gain on sale) of vessels	—	4,520	(930)	4,520
Operating income (loss)	17,583	(4,430)	102,002	3,171
Net interest expense	10,534	3,514	24,839	11,174
Net income (loss)	$7,049	$(7,944)	$77,163	$(8,003)

Basic earnings (loss) per share	$0.19	$(0.21)	$2.09	$(0.22)

Diluted earnings (loss) per share	$0.19	$(0.21)	$2.07	$(0.22)
Weighted average shares outstanding, thousands	36,965	36,965	36,965	36,986
Diluted average shares outstanding, thousands	37,381	36,965	37,312	36,986

BALANCE SHEET DATA , at end of period

(Dollars in thousands)			September-03	December-02
Cash			$15,253	$2,681
Current assets, including cash			66,891	43,841
Total assets			1,299,105	782,277
Current liabilities, including current portion of long-term debt			78,828	77,519
Current portion of long-term debt			53,560	62,003
Total long-term debt, including current portion			710,014	280,011
Shareholders’ equity			560,306	481,636

OTHER FINANCIAL DATA

	Three months ended		Nine months ended
(dollars in thousands)	September-03	September-02	September-03	September-02
EBITDA(1)	$41,166	$11,455	$161,479	$48,479
Net cash provided by operating activities	27,136	11,834	123,962	32,635
Net cash used by investing activities	(1,083)	(70)	(526,783)	(163)
Net cash provided (used) by financing activities	(31,820)	(13,250)	415,393	(45,338)
Vessel (sales) purchases, net	(489)	—	(525,496)	—
Capitalized drydocking costs	(5,008)	(5,485)	(9,408)	(10,348)
Weighted average long-term debt	728,924	304,788	577,902	320,200
FLEET DATA
Total number of vessels at end of period	46	29	46	29
Average number of vessels(2)	46.0	29.0	39.0	29.0
Total voyage days for fleet(3)	4,097	2,552	10,316	7,486
Total time charter days for fleet	706	317	1,784	1,173
Total spot market days for fleet	3,391	2,235	8,532	6,313
Total calendar days for fleet(4)	4,232	2,668	10,678	7,917
Fleet utilization(5)	96.8%	95.7%	96.6%	94.6%
AVERAGE DAILY RESULTS
Time Charter equivalent(6)	$18,188	$13,008	$23,277	$13,777
Direct vessel operating expenses per vessel (7)	6,512	5,265	5,990	5,253
General and administrative expense per vessel(8)	1,369	1,190	1,461	1,080
Total vessel operating expenses(9)	7,881	6,455	7,451	6,333
EBITDA(10)	9,728	4,293	15,123	6,123

	Three months ended		Nine months ended
	September-03	September-02	September-03	September-02
EBITDA Reconciliation
Net cash provided by operating activites	$27,136	$11,834	$123,962	$32,635
+ Gain on sale of vessel	—	(4,520)	930	(4,520)
- Restricted stock amortization expense	(136)	—	(407)	—
+ Changes in assets and liabilities	3,632	627	12,155	9,190
+ Net interest expense	10,534	3,514	24,839	11,174
EBITDA	41,166	11,455	161,479	48,479

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

(10) Daily EBITDA is total EBITDA divided by total vessel calander days.

Margin analysis for the indicated items as a percentage of net voyage revenues for three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS
(% of Net Voyage Revenues)

	Three months ended		Nine months ended
	September-03	September-02	September-03	September-02

INCOME STATEMENT DATA
Net voyage revenues (1)	100%	100%	100%	100%
Direct vessel expenses	37.0%	42.3%	26.6%	40.3%
General and administrative expenses	7.8%	9.6%	6.5%	8.3%
Depreciation and amortization	31.6%	47.8%	24.8%	43.9%
Gain on sale/writedown of vessels	0.0%	13.6%	-0.4%	4.4%
Total operating expenses	76.4%	113.3%	57.5%	96.9%
Operating income	23.6%	-13.3%	42.5%	3.1%
Net interest expense	14.1%	10.6%	10.4%	10.9%
Net income/ loss	9.5%	-23.9%	32.1%	-7.8%

(1) Net voyage revenues are voyage revenues minus voyage expenses.  Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended		Nine months ended
	(in thousands)		(in thousands)
	September-03	September-02	September-03	September-02
Voyage revenues	$109,848	$54,960	327,589	162,478
Voyage expenses	(35,331)	(21,764)	(87,476)	(59,344)
Net voyage revenues	$74,517	$33,196	240,113	103,134

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

VOYAGE REVENUES — Voyage revenues increased by $54.9 million, or 99.9%, to $109.8 million for the three months ended September 30, 2003 compared to $54.9 million for the three months ended September 30, 2002. $47.8 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, voyage revenues increased by $10.3 million on the 27 tankers which were part of our fleet since January 1, 2002 to $62.0 million for the three months ended September 30, 2003 compared to $51.7 million during the three months ended September 30, 2002, primarily as a result of better freight rates.  These increases are partially offset by the $3.2 million decrease in voyage revenues associated with two Aframax tankers sold during November 2002 and March 2003.   The average size of our fleet increased 58.6% to 46.0 (27.0 Aframax, 19.0 Suezmax) tankers during the three months ended September 30, 2003 compared to 29.0 tankers (24.0 Aframax, 5.0 Suezmax) during the comparable 2002 period.

VOYAGE EXPENSES — Voyage expenses increased $13.5 million, or 62.3%, to $35.3 million for the three months ended September 30, 2003 compared to $21.8 million for the three months ended September 30, 2002. $14.9 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, voyage expenses increased by $1.0 million on the 27 tankers which were part of our fleet since January 1, 2002 to $20.4 million for the three months ended September 30, 2003 compared to $19.4 million during the three months ended September 30, 2002, due primarily to an increase in fuel costs.  These increases are partially offset by the $2.4 million decrease in voyage expenses associated with two Aframax tankers sold during November 2002 and March 2003.

NET VOYAGE REVENUES — Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $41.3 million, or 124%, to $74.5 million for the three months ended September 30, 2003 compared to $33.2 million for the three months ended September 30, 2002.  $32.9 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, net voyage revenues increased by $9.3 million on the 27 tankers which were part of our fleet since January 1, 2002 to $41.6 million for the three months ended September 30, 2003 compared to $32.3 million during the three months ended September 30, 2002, primarily as a result of better freight rates.  These increases are partially offset by the $0.9 million decrease in net voyage revenues associated with two Aframax tankers sold during November 2002 and March 2003.   Our average TCE rates improved 39.8% to $18,188 during the three months ended September 30, 2003 compared to $13,008 during the three months ended September 30, 2002.

The following is additional data pertaining to net voyage revenues:

	Three months ended September 30,		Increase
	2003	2002	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$10,640	$5,929	$4,711	79%
Suezmax	2,760	—	2,760	n/m
Total	13,400	5,929	7,471	126%

Spot charter:
Aframax	28,661	20,623	8,038	39%
Suezmax	32,456	6,644	25,812	388%
Total	61,117	27,267	33,850	124%

TOTAL NET VOYAGE REVENUE	$74,517	$33,196	$41,321	124%

Vessel operating days:
Time charter:
Aframax	566	317	249	79%
Suezmax	140	—	140	n/m
Total	706	317	389	123%

Spot charter:
Aframax	1,846	1,777	69	4%
Suezmax	1,545	458	1,087	237%
Total	3,391	2,235	1,156	52%
TOTAL VESSEL OPERATING DAYS	4,097	2,552	1,545	61%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$18,808	$18,703	$105	1%
Suezmax	$19,710	$—	$19,710	n/m
Combined	$18,987	$18,703	$284	2%

Spot charter:
Aframax	$15,531	$11,606	$3,925	34%
Suezmax	$21,001	$14,507	$6,494	45%
Combined	$18,024	$12,200	$5,824	48%

TOTAL TCE	$18,188	$13,008	$5,180	40%

We seek opportunities to increase the number of our vessels on time charters, but only expect to enter into additional time charters if we can obtain rates that provide us with an appropriate return.  The following summarizes the portion of the Company’s fleet that was on time charter as of November 10, 2003:

Vessel	Vessel Type	Expiration Date	Average Daily Rate (1)
Genmar Alexandra	Aframax	February 20, 2004 (2)	Market Rate (3)
Genmar Constantine	Aframax	March 7, 2004 (2)	Market Rate (3)
Genmar Star (6)	Aframax	January 24, 2005	$19,000 (4)
Genmar Endurance (6)	Aframax	February 10, 2005	$19,000 (4)
Crude Princess	Aframax	March 31, 2004	Market Rate (5)
Crude Progress	Aframax	March 15, 2004	Market Rate (5)
Genmar Spirit (6)	Aframax	October 15, 2004	$19,700
Genmar Trust (6)	Aframax	October 13, 2004	$19,700
Genmar Pericles (6)	Aframax	October 2, 2004	$19,700
Genmar Hector (6)	Aframax	November 4, 2004	$19,700
Genmar Orion	Suezmax	May 14, 2004	$20,500

(1) Before brokers’ commissions.

(2) Termination date is plus or minus 15 days at charterer’s election.

(3) The charter provides for a floating rate based on weekly spot market rates which can be no less than $16,000 per day and no more than $22,000 per day.

(4) Commencing one year prior to charter expiration date, the daily rate will increase to $19,700.

(5) The charter provides for a floating rate based on spot market rates which have no floor and rates above $17,000 per day must be shared with charterer

(6) Charterer has the option to extend the time charter for an additional year at the same rate.  If the charterer does not exercise their option, the Company can extend the time charter for an additional year, but at a reduced rate of approximately 20%

DIRECT VESSEL EXPENSES — Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $13.6 million, or 96.2%, to $27.6 million for the three months ended September 30, 2003 compared to $14.0 million for the three months ended September 30, 2002. This increase is primarily due to the growth of our fleet, which increased 58.6% for the same periods, as well as an increase in maintenance and repairs.  In addition, most of this 58.6% increase in the size of our fleet relates to the acquisition of Suezmax vessels which, although generally generating higher TCE rates, are more costly to operate than Aframax vessels.  On a daily basis, direct vessel expenses per vessel increased by $1,247, or 23.7%, to $6,512 ($5,708 Aframax, $7,654 Suezmax) for the three months ended September 30, 2003 compared to $5,265 ($5,145 Aframax, $5,844 Suezmax) for the three months ended September 30, 2002 primarily as the result of an increase in maintenance and repairs within the period as well as the increase in the percentage of our fleet that consists of Suezmax vessels.

GENERAL AND ADMINISTRATIVE EXPENSES — General and administrative expenses increased by $2.6 million, or 82.5%, to $5.8 million for the three months ended September 30, 2003 compared to $3.2 million for the three months ended September 30, 2002. This increase is primarily due to an increase in payroll expenses (salaries, benefits and incentive bonus) in connection with the growth of our fleet during three months ended September 30, 2003.  General and administrative expenses as a percentage of net voyage revenues decreased to 7.8% for the three months ended September 30, 2003 from 9.6% for the three months ended September 30, 2002.  Daily general and administrative expenses per vessel increased $179, or 15.0%, to $1,369 for the three months ended September 30, 2003 compared to $1,190 for the three months ended September 30, 2002.

WRITE DOWN OF VESSEL — During the three months ended September 30, 2002, we recognized an expense of $4.5 million as a result of our decision to retire one vessel, the Stavanger Prince, a 1979 single-hull Aframax tanker, and sell it for scrap.  This decision was based on management’s assessment of the projected costs associated with the vessel’s next dry docking, which was originally scheduled for

April 2003, and the estimated operating revenues for the vessel over its normal remaining operating life.  The expense was calculated based on the difference between the carrying value of the vessel and management’s estimate of the net present value of the projected operating income and its net proceeds to be received upon disposal.  No such expenses occurred during the three months ended September 30, 2003.

DEPRECIATION AND AMORTIZATION — Depreciation and amortization, which include depreciation of vessels as well as amortization of dry docking, special survey costs and loan fees, increased by $7.7 million, or 48.5%, to $23.6 million for the three months ended September 30, 2003 compared to $15.9 million for the three months ended September 30, 2002.  This increase is primarily due to the growth of our fleet in the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Amortization of dry dock and repairs increased by $0.4 million, or 26.8%, to $2.0 million for the three months ended September 30, 2003 compared to $1.6 million for the three months ended September 30, 2002.  This increase in amortization of drydocking is primarily due to amortization of drydocking costs that were capitalized over the past year on vessels which we are drydocking for the first time since we acquired them.   We anticipate that the amortization associated with drydocking our vessels will increase in the future, as we will be drydocking for the first time vessels we acquired during 2001 and 2003.

NET INTEREST EXPENSE — Net interest expense increased by $7.0 million, or 200%, to $10.5 million for the three months ended September 30, 2003 compared to $3.5 million for the three months ended September 30, 2002. This increase is the result of a 139% increase in our weighted average outstanding debt of $728.9 million for the three months ended September 30, 2003 compared to $304.8 million for the three months ended September 30, 2002.  Also contributing to the increase in net interest expense during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is the $250 million of Senior Notes we issued in March 2003 in connection with the acquisition of 19 vessels, which have a 10% coupon which is significantly higher than the interest rates on the remainder of our long-term debt.

NET INCOME — Net income was $7.0 million for the three months ended September 30, 2003 compared to a net loss of $7.9 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

VOYAGE REVENUES — Voyage revenues increased by $165.1 million, or 102%, to $327.6 million for the nine months ended September 30, 2003 compared to $162.5 million for the nine months ended September 30, 2002. $94.7 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, voyage revenues increased by $78.4 million on the 27 tankers which were part of our fleet since January 1, 2002 to $230.5 million for the nine months ended September 30, 2003 compared to $152.1 million during the nine months ended September 30, 2002, primarily as a result of better freight rates.  These increases are partially offset by the $8.0 million decrease in voyage revenues associated with two Aframax tankers sold during November 2002 and March 2003.   The average size of our fleet increased 34.6% to 39.0 (25.1 Aframax, 13.9 Suezmax) tankers during the nine months ended September 30, 2003 compared to 29.0 tankers (24.0 Aframax, 5.0 Suezmax) during the comparable 2002 period.

VOYAGE EXPENSES — Voyage expenses increased $28.2 million, or 47.4%, to $87.5 million for the nine months ended September 30, 2003 compared to $59.3 million for the nine months ended September

30, 2002.  $27.6 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, voyage expenses increased by $5.9 million on the 27 tankers which were part of our fleet since January 1, 2002 to $59.1 million for the nine months ended September 30, 2003 compared to $53.2 million during the nine months ended September 30, 2002, due primarily to an increase in fuel costs.  These increases are partially offset by the $5.3 million decrease in voyage expenses associated with two Aframax tankers sold during November 2002 and March 2003.

NET VOYAGE REVENUES — Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $137.0 million, or 133%, to $240.1 million for the nine months ended September 30, 2003 compared to $103.1 million for the nine months ended September 30, 2002.  $67.1 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, net voyage revenues increased by $72.6 million on the 27 tankers which were part of our fleet since January 1, 2002 to $171.5 million for the nine months ended September 30, 2003 compared to $98.9 million during the nine months ended September 30, 2002, primarily as a result of better freight rates.   These increases are partially offset by the $2.7 million decrease in net voyage revenues associated with two Aframax tankers sold during November 2002 and March 2003.   Our average TCE rates improved 69.0% to $23,277 during the nine months ended September 30, 2003 compared to $13,777 during the nine months ended September 30, 2002.

The following is additional data pertaining to net voyage revenues:

	Nine months ended September 30,		Increase
	2003	2002	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$31,886	$21,787	$10,099	46%
Suezmax	4,607	—	4,607	n/m
Total	36,493	21,787	14,706	67%

Spot charter:
Aframax	112,022	62,683	49,339	79%
Suezmax	91,598	18,664	72,934	391%
Total	203,620	81,346	122,274	150%
TOTAL NET VOYAGE REVENUE	$240,113	$103,134	$136,979	133%

Vessel operating days:
Time charter:
Aframax	1,545	1,173	372	32%
Suezmax	239	—	239	n/m
Total	1,784	1,173	611	52%

Spot charter:
Aframax	5,165	4,970	195	4%
Suezmax	3,367	1,343	2,024	151%
Total	8,532	6,313	2,219	35%
TOTAL VESSEL OPERATING DAYS	10,316	7,486	2,830	38%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$20,643	$18,574	$2,069	11%
Suezmax	$19,273	$—	$19,273	n/m
Combined	$20,459	$18,574	$1,885	10%

Spot charter:
Aframax	$21,687	$12,612	$9,075	72%
Suezmax	$27,208	$13,897	$13,311	96%
Combined	$23,865	$12,886	$10,979	85%

TOTAL TCE	$23,277	$13,777	$9,500	69%

DIRECT VESSEL EXPENSES — Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $22.4 million, or 53.8%, to $64.0 million for the nine months ended September 30, 2003 compared to $41.6 million for the nine months ended September 30, 2002.  This increase is primarily due to the growth of our fleet, which increased 34.6% for the same periods, as well as an increase in maintenance and repairs during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  In addition, most of this 34.6% increase in the size of our fleet relates to the acquisition of Suezmax vessels which, although generally generating higher TCE rates, are more costly to operate than Aframax vessels.  On a daily basis, direct vessel expenses per vessel increased by $737, or 14.0%, to $5,990 ($5,525 Aframax, $6,826 Suezmax) for the nine months ended September 30, 2003 compared to $5,253 ($5,105 Aframax, $5,963 Suezmax) for the nine months ended September 30, 2002, primarily as the result of the an increase in maintenance and repairs within the period as well as the increase in the percentage of our fleet that consists of Suezmax vessels.

GENERAL AND ADMINISTRATIVE EXPENSES — General and administrative expenses increased by $7.0 million, or 82.4%, to $15.6 million for the nine months ended September 30, 2003 compared to $8.6 million for the nine months ended September 30, 2002. This increase is primarily due to an increase in payroll expenses including higher incentive bonus accruals as a result of an increase in the number of personnel in connection with the growth of our fleet for nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 as well as higher professional fees during 2003.  General and administrative expenses as a percentage of net voyage revenues decreased to 6.5% for the nine months ended September 30, 2003 from 8.3% for the nine months ended September 30, 2002.  Daily general and administrative expenses per vessel increased $381, or 35.2%, to $1,461 for the nine months ended September 30, 2003 compared to $1,080 for the nine months ended September 30, 2002.

DEPRECIATION AND AMORTIZATION — Depreciation and amortization, which include depreciation of vessels as well as amortization of dry docking, special survey costs and loan fees, increased by $14.2 million, or 31.3%, to $59.5 million for the nine months ended September 30, 2003 compared to $45.3 million for the nine months ended September 30, 2002.  This increase is primarily due to the growth of our fleet during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Amortization of dry dock and repairs increased by $2.2, or 76.3%, to $5.1 million for the nine months ended September 30, 2003 compared to $2.9 million for the nine months ended September 30, 2002.  This increase in amortization of drydocking is primarily due to amortization of drydocking costs that were capitalized over the past year on vessels which we are drydocking for the first time since we acquired them.   We anticipate that the amortization associated with drydocking our vessels will increase in the future, as we will be drydocking for the first time vessels we acquired during 2001 and 2003.  In addition, as vessels age, the cost of drydocking them and the frequency of their drydockings increase, which also results in increased amortization associated with our drydockings.

WRITEDOWN (GAIN ON SALE) OF VESSELS— During the nine months ended September 30, 2003, we recognized a gain of $0.9 million as a result of our sale of the Kentucky, a 1980 single-hull Aframax tanker, which was transferred from long term assets to assets held for sale during the fourth quarter of 2002.  During the fourth quarter of 2002, we recorded an expense of $4.1 million associated with the Kentucky which was the difference between the tanker’s book value at the time of $6.1 million and the estimated proceeds from its sale.  The gain of $0.9 million is the difference between the actual sale price of the Kentucky and its book value at the time of the sale.

During the nine months ended September 30, 2002, we recognized an expense of $4.5 million as a result of our decision to retire one vessel, the Stavanger Prince, a 1979 single-hull Aframax tanker, and sell it for scrap.  This decision was based on management’s assessment of the projected costs associated with the vessel’s next dry docking, which was originally scheduled for April 2003, and the estimated operating revenues for the vessel over its normal remaining operating life.  The expense was calculated based on the difference between the carrying value of the vessel and management’s estimate of the net present value of the projected operating income and its net proceeds to be received upon disposal.  No such expenses occurred during the three months ended September 30, 2003.

NET INTEREST EXPENSE — Net interest expense increased by $13.6 million, or 122%, to $24.8 million for the nine months ended September 30, 2003 compared to $11.2 million for the nine months ended September 30, 2002. This increase is the result of a 80.5% increase in our weighted average outstanding debt of $578 million for the nine months ended September 30, 2003 compared to $320 million for the nine months ended September 30, 2002.  Also contributing to the increase in net interest expense during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is the $250 million of Senior Notes we issued in March 2003, which have a 10% coupon which is significantly higher than the interest rates on the remainder of our long-term debt.

NET INCOME — Net income was $77.2 million for the nine months ended September 30, 2003 compared to net loss of $8.0 million for the nine months ended September 30, 2002.

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

Cash increased to $15.3 million as of September 30, 2003 compared to $2.7 million as of December 31, 2002. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital deficit was $11.9 million as of September 30, 2003, compared to a working capital deficit of $33.7 million as of December 31, 2002. The current portion of long-term debt included in our current liabilities was $53.6 million as of September 30, 2003 and $ 62.0 million as of December 31, 2002.

EBITDA, as defined in Note 1 to the “Selected Consolidated Financial and Other Data” table above increased by $29.7 million, or 259%, to $41.2 million for the three months ended September 30, 2003 from $11.5 million for the three months ended September 30, 2002.  This increase is due to the growth of our fleet and stronger spot freight rate market. On a daily basis, EBITDA per vessel increased by $5,435, or 127%, to $9,728 for the three months ended September 30, 2003 from $4,293 for the three months ended September 30, 2002.

EBITDA increased by $113.0 million, or 233%, to $161.5 million for the nine months ended September 30, 2003 from $48.5 million for the nine months ended September 30, 2002.  This increase is due to the growth of our fleet and stronger spot freight rate market. On a daily basis, EBITDA per vessel increased by $9,000, or 147%, to $15,123 for the nine months ended September 30, 2003 from $6,123 for the nine months ended September 30, 2002.

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

In addition to tanker acquisitions, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our tankers as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that tankers which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that tankers are to be drydocked every five years, while tankers 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys.  During 2003, we anticipate that our 46-tanker fleet will be offhire for approximately 230 days associated with drydocks and in-water surveys.  Off hire time includes the actual time the tanker is in the shipyard as well as ballast time to the shipyard from the port of last discharge. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations or to secure additional financing. We currently anticipate that expenditures to effect these drydocks and in-water surveys will be approximately $13.0 million during 2003 of which $9.4 million was incurred during the nine months ended September 30, 2003.   During 2004, we anticipate that we will drydock between eight and 13 vessels and that the expenditures to effect these drydocks will aggregate between $15 million to $20 million.

Net cash provided by operating activities increased 280% to $124.0 million for the nine months ended September 30, 2003, compared to $32.6 million for the nine months ended September 30, 2002. This increase is primarily attributable to a net income of $77.2 million and depreciation and amortization of $59.5 million for the nine months ended September 30, 2003 compared to net loss of $8.0 million and depreciation and amortization of $45.3 million for the nine months ended September 30, 2002.

Net cash used by investing activities was $526.8 million for the nine months ended September 30, 2003 compared to net cash used by investing activities of $0.2 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we expended $528.4 million for the purchase of 19 tankers and received $2.9 million from the sale of a vessel.

Net cash provided by financing activities was $415.4 million for the nine months ended September 30, 2003 compared to net cash used by financing activities of $45.3 million for the nine months ended September 30, 2002. The change in cash provided by financing activities relates to the following:

•                                          Net proceeds from borrowing under long-term debt during the nine months ended September 30, 2003 aggregated $521.2 million consisting of $246.2 million of proceeds from the issuance of Senior Notes and $275.0 million of borrowings under our Third Credit Facility.

•                                          Principal repayments of long-term debt aggregated  $91.3 million, which consisted of $64.2 million of scheduled principal repayments under our First, Second and Third Credit Facilities and $27.1 million of net payments made under our revolving credit facilities.  During the nine months ended September 30, 2002, principal repayments under our First and Second Credit Facilities aggregated $54.8 million.

•                                          During the nine months ended September 30, 2003 and 2002, payments for deferred financing costs aggregated $14.5 million and $0.1 million, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past three years ended December 31, 2002 and the nine months ended September 30, 2003. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2003, we provided a reserve of approximately 10% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At September 30, 2003, we had $463.7 million of floating rate debt with margins over LIBOR ranging between 1.5% and 1.625% compared to $280.0 million as of December 31, 2002. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2003 and December 31, 2002, we were party to interest rate swap agreements having aggregate notional amounts of $78.0 million and $102.8 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of September 30, 2003 the fair value of these swaps was a net liability to us of $3.3 million. A one percent increase in LIBOR would increase interest expense on the portion of our $385.7 million outstanding floating rate indebtedness that is not hedged by approximately $3.9 million per year from September 30, 2003.

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

July 10, 2003

Press release announcing the commencement of the Company’s exchange offer for all of its outstanding 10% senior notes due March 15, 2013, for an equal principal amount of 10% senior notes due March 15, 2013, registered under the Securities Act of 1933, as amended

July 23, 2003	Press release announcing the Company’s results of operations for the quarter ending June 30, 2003.

September 5, 2003

Press release announcing the completion of the Company’s exchange offer for all of its outstanding 10% senior notes due March 15, 2013, for an equal principal amount of 10% senior notes due March 15, 2013, registered under the Securities Act of 1933, as amended.

The Company hereby incorporates by reference this Report on Form 10-Q into its Registration Statement on Form S-4, as amended (Reg. No. 333-106350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

	By:	/s/ Peter C. Georgiopoulos
Date: November 13, 2003	Peter C. Georgiopoulos

Chairman, Chief Executive Officer, and President