Form 10-K
period 2003-12-31
GENERAL MARITIME CORP/
filed 2004-03-15
CIK 1127269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the transition period from                          to

Commission file number 001-16531

GENERAL MARITIME CORPORATION

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	06-159-7083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 West 56th Street, New York, New York	10019
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (212) 763-5600

Securities of the Registrant registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share

  Securities of the Registrant registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 8, 2004 was approximately $781.5 million, based on the closing price of $20.69 per share.

The number of shares outstanding of the Registrant’s common stock as of March 8, 2004 was 37,772,645 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 (Part III)

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a leading provider of international seaborne crude oil transportation services.  Our current fleet, which excludes one double-bottom Aframax tanker which was held for sale as of December 31, 2003, consists of 42 tankers, of which 23 are Aframax tankers and 19 are Suezmax tankers, making us the second largest mid-sized tanker operator in the world.  Our current fleet has a total of more than 5.1 million dwt, only 21% of which is single-hulled, compared to a worldwide average as of December 31, 2003 of 33% single-hull tankers. Please refer to the section “INTERNATIONAL MARITIME ORGANIZATION” for information regarding an impairment charge taken on five of our single-hull tankers and a reduction in the useful lives of our nine single-hull tankers.  The average age of the tankers in our current fleet as of December 31, 2003 was 11.8 years and only four of the tankers in our current fleet were older than 15 years of age at that time. Many of the tankers in our fleet are “sister ships”, which provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.

With the majority of our tankers currently operating in the Atlantic basin, we have one of the largest fleets in this region, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. Transportation of crude oil to the U.S. Gulf Coast and other refining centers in the United States requires vessel owners and operators to meet more stringent environmental regulations than in other regions of the world.  We have focused our operations in the Atlantic basin because we believe that these stringent operating and safety standards act as a barrier to entry for potential competitors.  We have established a niche in the region due to our high quality tankers, of which 79% are either double-hulled or double-sided, our commitment to safety and many years of experience in the industry.  Although the majority of our tankers operate in the Atlantic basin, we also currently operate tankers in the Black Sea, the Far East and in other regions, which we believe enables us both to take advantage of market opportunities and to position our tankers in anticipation of drydockings.  Our customers include most of the major international oil companies such as ChevronTexaco Corporation, CITGO Petroleum Corp., Shell Oil Company, BPAmoco, Exxon Mobil Corporation, ConocoPhillips and Sun International Ltd.

We actively manage the deployment of our tankers between spot market voyage charters, which generally last from several days to several weeks, and time charters, which can last up to several years.  We continuously and actively monitor market conditions in an effort to take advantage of changes in charter rates and to maximize our long-term cash flow by changing this chartering deployment profile.  We design our fleet deployment to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of tankers in the spot market.

Our net voyage revenues, which are voyage revenues minus voyage expenses, have grown from $12.0 million in 1997 to $336.6 million in 2003. Net voyage revenues increased by $191.0 million, or 146%, to $336.6 million for the year ended December 31, 2003 compared to $145.6 million for the year ended December 31, 2002.  $111.7 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  We have also grown our fleet of tankers from six as of December 31, 1997 to 28 as of December 31, 2002, to our current fleet of 42 tankers.  We consummated our initial public offering in June 2001.

BUSINESS STRATEGY

Our strategy is to employ our existing competitive strengths to enhance our position within the industry and maximize long-term cash flow.  Our strategic initiatives include:

•                                Managing Environmentally Safe, Yet Cost Efficient Operations.  We aggressively manage our operating and maintenance costs.  At the same time, our fleet has an excellent safety and environmental record that we maintain through acquisitions of high-quality tankers and regular maintenance and inspection of our fleet. We maintain operating standards for all of our tankers that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international environmental and safety regulations.  Our in-house safety staff oversees many of these services.  We believe the age and quality of the tankers in our fleet, coupled with our excellent safety and environmental record, position us favorably within the sector with our customers and for future business opportunities.

•                                Balancing Tanker Deployment to Maximize Fleet Utilization and Cash Flows.  We actively manage the deployment of our fleet between time charters and spot market voyage charters.  Our tanker deployment strategy is designed to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our tankers in the spot market.  Our goal is to be the first choice of our customers for crude oil transportation services.  We constantly monitor the market and seek to anticipate our customers crude oil transportation needs and to respond quickly when we recognize attractive chartering opportunities.

•                                Growing Our Fleet and Maintaining a Prudent Capital Structure.  We are an industry consolidator focused on opportunistically acquiring high-quality, second-hand, mid-sized vessels.  During the past six years we have grown our fleet from 6 tankers to our current fleet of 42 tankers.  We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities.  At the same time, we are committed to maintaining prudent financial policies aimed at preserving financial stability and increasing long-term cash flow.  During the year ended December 31, 2002, our debt to capitalization ratio declined from 40.6% to 36.8%.  As of March 31, 2003, after giving effect to the $525.0 million acquisition costs of the 19 tankers from Metrostar Management Corporation and the financing of those tankers, our debt to capitalization ratio would have been 59.9% and as of December 31, 2003 there was a reduction to 53.5%.  During 2003, we repaid $91.6 million of term indebtedness and $54.1 million on our revolving credit facilities.  As of December 31, 2003 we had the ability to draw down an additional $124.5 million on our two revolving credit facilities.  We expect the acquisition of these tankers to increase our cash flow generation, which will enable us to further reduce this ratio towards our historical levels.

OUR FLEET

Our current fleet consists of 42 tankers and is comprised of 23 Aframax tankers and 19 Suezmax tankers. The following chart provides information regarding our 42 tankers.

	YARD	YEAR BUILT	YEAR ACQUIRED	TYPE	DEADWEIGHT TONS	EMPLOYMENT STATUS	FLAG	SISTER SHIPS(4)
OUR CURRENT FLEET
AFRAMAX TANKERS
Genmar Ajax(1)	Samsung	1996	1998	DH	96,183	Spot	Liberia	A
Genmar Agamemnon(1)	Samsung	1995	1998	DH	96,226	Spot	Liberia	A
Genmar Minotaur(1)	Samsung	1995	1998	DH	96,226	Spot	Liberia	A
Genmar Constantine(1)	S. Kurushima	1992	1998	DH	102,335	TC	Liberia	B
Genmar Alexandra(1)	S. Kurushima	1992	2001	DH	102,262	TC	Marshall Islands	B
Genmar Champ *(2)	Hyundai	1992	2001	DH	96,027	TC	Liberia	C
Genmar Hector *(1)	Hyundai	1992	2001	DH	96,027	TC	Marshall Islands	C
Genmar Pericles *(1)	Hyundai	1992	2001	DH	96,027	TC	Marshall Islands	C
Genmar Spirit *(2)	Hyundai	1992	2001	DH	96,027	TC	Liberia	C
Genmar Star *(2)	Hyundai	1992	2001	DH	96,027	TC	Liberia	C
Genmar Trust *(2)	Hyundai	1992	2001	DH	96,027	TC	Liberia	C
Genmar Challenger *(2)	Hyundai	1991	2001	DH	96,043	TC	Liberia	C
Genmar Endurance *(2)	Hyundai	1991	2001	DH	96,043	TC	Liberia	C
Genmar Trader *(2)	Hyundai	1991	2001	DH	96,043	TC	Malta	C
Genmar Leonidas(2)	Koyo	1991	2001	DS	97,002	Spot	Marshall Islands	D
Genmar Gabriel(1)	Koyo	1990	1999	DS	94,993	Spot	Marshall Islands	D
Genmar Nestor(2)	Imabari	1990	2001	DS	97,112	Spot	Marshall Islands	D
Genmar George(1)	Koyo	1989	1997	DS	94,955	Spot	Liberia	D
Genmar Commander(1)	Sumitomo	1989	1997	SH	96,578	Spot	Liberia	D
Genmar Boss(1)	Kawasaki	1985	1997	DS	89,601	Spot	Marshall Islands	E
Genmar Sun(1)	Kawasaki	1985	1997	DS	89,696	Spot	Marshall Islands	E
Genmar Princess(3)	Sumitomo	1991	2003	DH	96,765	TC	Liberia	F
Genmar Progress(3)	Sumitomo	1991	2003	DH	96,765	TC	Liberia	F
				TOTAL	2,210,990

SUEZMAX TANKERS
Genmar Spartiate(1)	Ishikawajima	1991	2000	SH	155,150	Spot	Marshall Islands	G
Genmar Zoe(1)	Ishikawajima	1991	2000	SH	152,402	Spot	Marshall Islands	G
Genmar Macedon(1)	Ishikawajima	1990	2000	SH	155,527	Spot	Marshall Islands	G
Genmar Alta(1)	Mitsubishi	1990	1997	SH	146,251	Spot	Liberia
Genmar Harriet(1)	Kawasaki	1989	1997	SH	146,184	Spot	Liberia
Genmar Prometheus(3)	Daewoo	1988	2003	DS	152,412	Spot	Marshall Islands	H
Genmar Sky(3)	Daewoo	1988	2003	DS	151,803	Spot	Marshall Islands	H
Genmar Ariston(3)	Daewoo	1989	2003	DS	151,910	Spot	Greece	H
Genmar Kestrel(3)	Daewoo	1989	2003	DS	152,470	Spot	Greece	H
Genmar Transporter(3)	Split	1989	2003	SH	149,999	Spot	Marshall Islands	I
Genmar Centaur(3)	Split	1990	2003	SH	142,999	Spot	Greece	I
Genmar Traveller(3)	Split	1990	2003	SH	142,031	Spot	Marshall Islands	I
Genmar Gulf(3)	Daewoo	1991	2003	DH	163,038	Spot	Marshall Islands
Genmar Phoenix(3)	Halla	1999	2003	DH	153,015	Spot	Greece
Genmar Horn(3)	Daewoo	1999	2003	DH	159,475	Spot	Marshall Islands	J
Genmar Hope(3)	Daewoo	1999	2003	DH	159,539	Spot	Marshall Islands	J
Genmar Spyridon(3)	Hyundai	2000	2003	DH	159,959	Spot	Marshall Islands	K
Genmar Argus(3)	Hyundai	2000	2003	DH	159,500	Spot	Marshall Islands	K
Genmar Orion(3)	Samsung	2002	2003	DH	160,000	TC	Greece
				TOTAL	2,913,664
			FLEET	TOTAL	5,124,654

DH = Double-hull tanker; DS = Double-sided tanker; SH = Single-hull tanker, TC = Time Chartered

*              Oil/Bulk/Ore carrier (O/B/O)

(1)           Collateral for $300 million credit facility

(2)           Collateral for $165 million credit facility

(3)           Collateral for $275 million credit facility

(4)           Each letter indicates a group of tankers that are "sister ships".

We acquired 48 vessels as well as our two management company subsidiaries in a series of transactions outlined below. These consisted of the following:

•                                          Our acquisition, in June 2001, of seven limited partnerships owning 14 vessels and of five special purpose entities, each owning one vessel, in exchange for shares of our common stock.

•                                          Our acquisition, in June and July 2001, of seven vessels from unaffiliated parties for cash.

•                                          Our acquisition, in August 2001, of three vessels from unaffiliated parties for cash and shares of our common stock.

•                                          Our acquisition, as of June 12, 2001, of all the issued and outstanding shares of common stock of two vessel management companies. One of these companies was acquired for cash and the other in exchange for shares of our common stock.

•                                          Our acquisition between March 2003 and May 2003 of five Aframax tankers and 14 Suezmax tankers from an unaffiliated party for cash.

Our predecessor entities began operations in 1997 and their fleet had grown to 14 tankers by the time of our initial public offering on June 12, 2001. All of our historical financial and operating information from before the initial public offering reflects only those original 14 tankers. In connection with the initial public offering, we acquired 15 additional tankers. Of those, five were acquired simultaneously with the closing of the offering and the remaining ten were acquired in the ten weeks following the offering and successfully integrated into our fleet. At the time of the offering, we also acquired General Maritime Management (Hellas) Ltd. (formerly United Overseas Tankers Ltd.), located in Piraeus, Greece, which conducts our technical management operations such as officer staffing and maintenance for most of our tankers.  During November 2002, we sold our oldest tanker, Stavanger Prince, for scrap. During March 2003 and December 2003 we sold the Kentucky and the West Virginia, respectively.  During November 2003, December 2003 and February 2004, we sold three double-bottomed 1986-built Aframax tankers that we acquired during 2003.  Commercial management for our tankers is provided through our wholly-owned subsidiary, General Maritime Management LLC, and our indirect wholly-owned subsidiary, General Maritime Management (UK) LLC, which was formed in March 2003.

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

	TIME CHARTER VS. SPOT MIX (as% of operating days) YEAR ENDED DECEMBER 31,
	2003	2002	2001
Percent in Time Charter Days	19.7%	14.9%	27.0%
Percent in Spot Days	80.3%	85.1%	73.0%
Total Vessel Operating Days	14,267	10,010	7,374

Tankers operating on time charters may be chartered for several months or years whereas tankers operating in the spot market typically are chartered for a single voyage that may last up to several weeks. Tankers operating in the spot market may generate increased profit margins during improvements in tanker rates, while tankers operating on time charters generally provide more predictable cash flows. Accordingly, we actively monitor macroeconomic trends and governmental rules and regulations that may affect tanker rates in an attempt to optimize the deployment of our fleet. Our current fleet has 14 tankers on time charter contracts expiring on dates between March 2004 and February 2005.

CLASSIFICATION AND INSPECTION

All of our tankers have been certified as being “in-class” by Det Norske Veritas, the American Bureau of Shipping or Lloyd’s Registry. Each of these classification societies is a member of the International Association of Classification Societies. Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys. Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection. Special surveys always require drydocking.

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

OPERATIONS AND SHIP MANAGEMENT

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC and General Maritime Management (Hellas) Ltd. (formerly United Overseas Tankers Ltd.), we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services through our wholly owned subsidiaries.

Our crews inspect our tankers and perform ordinary course maintenance, both at sea and in port. We regularly inspect our tankers. We examine each tanker and make specific notations and recommendations for improvements to the overall condition of the tanker, maintenance of the tanker and safety and welfare of the crew. We have an in-house safety staff to oversee these functions and retain Admiral Robert North (Ret.), formerly of the U.S. Coast Guard, as a safety and security consultant.

The following services are performed by General Maritime Management LLC and General Maritime Management (Hellas) Ltd. (formerly United Overseas Tankers Ltd.).:

•                                          supervision of routine maintenance and repair of the tanker required to keep each tanker in good and efficient condition, including the preparation of comprehensive drydocking specifications and the supervision of each drydocking;

•                                          oversight of compliance with applicable regulations, including licensing and certification requirements, and the required inspections of each tanker to ensure that it meets the standards set forth by classification societies and applicable legal jurisdictions as well as our internal corporate requirements and the standards required by our customers;

•                                          engagement and provision of qualified crews (masters, officers, cadets and ratings) and attendance to all matters regarding discipline, wages and labor relations;

•                                          arrangement to supply the necessary stores and equipment for each tanker; and

•                                          continual monitoring of fleet performance and the initiation of necessary remedial actions to ensure that financial and operating targets are met.

Our chartering staff, which is currently located in New York City and in London, monitors fleet operations, tanker positions and spot market voyage charter rates worldwide. We believe that monitoring this information is critical to making informed bids on competitive brokered charters.

CREWING AND EMPLOYEES

As of December 31, 2003, we employed approximately 105 office personnel. Approximately 45 of these employees manage the commercial operations of our business, of which 42 employees are located in New York City and three employees are located in London, England.  The other 60 employees are located in Piraeus, Greece and manage the technical operations of our business. Our 60 employees located in Greece are subject to Greece’s national employment collective bargaining agreement which covers terms and conditions of their employment.

As of December 31, 2003, we employed approximately 240 seaborne personnel to crew our fleet of 43 tankers that we owned at that time, consisting of captains, chief engineers, chief officers and first engineers as well as other crew personnel on our five Greek-flag tankers. The balance of each crew is staffed by employees of a third party to whom we contract for crew management services. We believe that we could obtain a replacement provider for these services, or could provide these services internally, without any adverse impact on our operations.

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

CUSTOMERS

Our customers include most oil companies, oil traders, tanker owners and others.  During the years ended December 31, 2003 and 2002, no single customer accounted for more than 10% of our voyage revenues.  During the year ended December 31, 2001, Skaugen PetroTrans, Inc., accounted for 12.6% of our voyage revenues.

COMPETITION

International seaborne transportation of crude oil and other petroleum products is provided by two main types of operators: fleets owned by independent companies and fleets operated by oil companies (both private and state-owned). Many oil companies and other oil trading companies, the primary charterers of the tankers we own, also operate their own tankers and transport oil for themselves and third party charterers in direct competition with independent owners and operators. Competition for charters is intense and is based upon price, tanker location, the size, age, condition and acceptability of the tanker, and the quality and reputation of the tanker’s operator.

We compete principally with other Aframax and Suezmax owners. However, competition in the Aframax and Suezmax markets is also affected by the availability of alternative size tankers. Panamax size tankers can compete for many of the same charters for which we compete. Because ULCCs and VLCCs cannot enter the ports we serve due to their large size, they rarely compete directly with our tankers for specific charters.

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

Our protection and indemnity insurance, or P&I insurance, covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo and other third-party property and pollution arising from oil or other substances. Our current P&I insurance coverage for pollution is the maximum commercially available amount of $1.0 billion per tanker per incident and is provided by mutual protection and indemnity associations. Each of the tankers currently in our fleet is entered in a protection and indemnity association which is a member of the International Group of Protection and Indemnity Mutual Assurance Associations. The 14 protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at $4.3 billion. As a member of protection and indemnity associations, which are, in turn, members of the International Group, we are subject to calls payable to the associations based on its claim records as well as the claim records of all other members of the individual associations and members of the pool of protection and indemnity associations comprising the International Group.

Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding and engine breakdown. Our war risk insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. Our loss-of-hire insurance covers loss of revenue for up to 90 days resulting from tanker off hire for each of our tankers.

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

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all tankers and may accelerate the scrapping of older tankers throughout the industry. Increasing environmental concerns have created a demand for tankers that conform to the stricter environmental standards. We maintain operating standards for all of our tankers that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international regulations.  We believe that the operation of our tankers are in substantial compliance with applicable environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our tankers.

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

INTERNATIONAL MARITIME ORGANIZATION

In 1992, the International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of marine pollution by ships) adopted regulations which set forth pollution prevention requirements applicable to tankers. These regulations, which have been implemented in many jurisdictions in which our tankers operate, provide, in part, that:

•                                          25-year old tankers must be of double-hull construction or of a mid-deck design with double-sided construction, unless:

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

•              30-year old tankers must be of double-hull construction or mid-deck design with double-sided construction; and

•              all tankers will be subject to enhanced inspections.

Also, under IMO regulations, a tanker must be of double-hull construction or a mid-deck design with double-sided construction or be of another approved design ensuring the same level of protection against oil pollution if the tanker:

•              is the subject of a contract for a major conversion or original construction on or after July 6, 1993;

•              commences a major conversion or has its keel laid on or after January 6, 1994; or

•              completes a major conversion or is a newbuilding delivered on or after July 6, 1996.

Our tankers are also subject to regulatory requirements, including the phase-out of single-hull tankers, imposed by the IMO. Effective September 2002, the IMO accelerated its existing timetable for the phase-out of single-hull oil tankers. These regulations require the phase-out of most single-hull oil tankers by 2015 or earlier, depending on the age of the tanker and whether it has segregated ballast tanks. After 2007, the maximum permissible age for single-hull tankers will be 26 years. Our nine single-hull tankers were built in 1985 or later. Under current regulations, retrofitting will enable a vessel to operate until the earlier of 25 years of age and the anniversary date of its delivery in 2017. However, as a result of the oil spill in November 2002 relating to the loss of the M.T. Prestige, which was owned by a company not affiliated with us, in December 2003 the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010 unless the flag state extends the date to 2015. This proposed amendment will come into effect in April 2005 unless objected to by a sufficient number of member states.  The proposed amendment will shorten the useful lives of our single-hull tankers and, starting in 2010, will adversely affect our ability to generate income from them by limiting the ports to which they may trade.  Due to this amendment, during the fourth quarter of 2003, we have recorded an $18.8 million impairment on five of our nine single-hull tankers and shortened the useful lives of all nine of the single-hull tankers for financial reporting purposes.  The reduction in the useful lives of these tankers will result in an annual increase in depreciation expense of $8.5 million through 2009.

In September 1997, the IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships.  Annex VI is expected to be ratified during 2004, and will become effective 12 months after ratification.  Annex VI, when it becomes effective, will set limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibit deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.  We are currently formulating a plan to comply with the Annex VI regulations once they come into effect. Compliance with these regulations could require us to install emission control systems on some or all of our tankers and could have an adverse financial impact on the operation of our vessels.

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

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We have obtained documents of compliance for our offices and safety management certificates for all of our tankers for which the certificates are required by the IMO. We are required to renew these documents of compliance and safety management certificates annually.

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

The IMO has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters. Additional or new conventions, laws and regulations may be adopted which could limit our ability to do business and which could have a material adverse effect on our business and results of operations.

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment to the Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately $6.5 million plus $907 for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability will be limited to approximately $122.5 million. The current maximum amount under the 1992 protocol is approximately $81.2 million. As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on October 29, 2003. The right to limit liability is forfeited under the International Convention on Civil Liability for Oil Pollution Damage where the spill is caused by the owner’s actual fault and under the 1992 Protocol where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our P&I insurance will cover the liability under the plan adopted by the IMO.

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

Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” who are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from oil spills from their vessels. These other damages are defined broadly to include:

•                                          natural resource damages and related assessment costs;

•                                          real and personal property damages;

•                                          net loss of taxes, royalties, rents, profits or earnings capacity;

•                                          net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards; and

•                                          loss of subsistence use of natural resources.

OPA limits the liability of responsible parties to the greater of $1,200 per gross ton or $10 million per tanker that is over 3,000 gross tons (subject to possible adjustment for inflation). The act specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party’s gross negligence or willful misconduct. These limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. We believe that we are in substantial compliance with OPA, CERCLA and all applicable state regulations in the ports where our tankers call.

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

Applying the most stringent of requirements of the IMO or OPA, the prohibition to trade schedule for our nine single-hull and ten double-sided tankers is currently as follows:

TANKER	YEAR
Aframax tankers
Genmar Commander	2010
Genmar Boss	2010
Genmar Sun	2010

Genmar Leonidas	2015
Genmar Gabriel	2015
Genmar Nestor	2015
Genmar George	2014

Suezmax tankers
Genmar Spartiate	2010
Genmar Zoe	2010
Genmar Macedon	2010
Genmar Alta	2010
Genmar Harriet	2010
Genmar Transporter	2010
Genmar Centaur	2010
Genmar Traveller	2010

Genmar Ariston	2014
Genmar Kestrel	2014
Genmar Prometheus	2013
Genmar Sky	2013

Owners or operators of tankers operating in the waters of the United States must file vessel response plans with the U.S. Coast Guard, and their tankers are required to operate in compliance with their U.S. Coast Guard approved plans. These response plans must, among other things:

•                                          address a “worst case” scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources to respond to a “worst case discharge”;

•                                          describe crew training and drills; and

•                                          identify a qualified individual with full authority to implement removal actions.

We have obtained vessel response plans approved by the U.S. Coast Guard for our tankers operating in the waters of the United States. In addition, the U.S. Coast Guard has announced it intends to propose similar regulations requiring certain vessels to prepare response plans for the release of hazardous substances.

OTHER REGULATION

In July 2003, in response to the m.t. Prestige oil spill in November 2002, the European Union adopted legislation that prohibits all single hull tankers from entering into its ports or offshore terminals by 2010. The European Union has also banned all single hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction. Commencing in 2005, certain single hull tankers above 15 years of age will also be restricted from entering or leaving European Union ports or offshore terminals and anchoring in areas under European Union jurisdiction. The European Union is also considering legislation that would: (1) ban manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies. The sinking of the m.t. Prestige and resulting oil spill in November 2002 has lead to the adoption of other environmental regulations by certain European Union nations, which could adversely affect the remaining useful lives of all of our tankers and our ability to generate income from them. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

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

Our secured credit facilities and the indenture for our senior notes impose, and it is possible that any indenture for additional debt securities we issue will impose, significant operating and financial restrictions that may limit our ability to operate our business.

Our secured credit facilities and the indenture for our senior notes currently impose, and it is possible that any indenture for additional debt securities that we issue will impose, significant operating and financial restrictions on us.  These restrictions will limit our ability to, among other things:

•                  incur additional debt;

•                  pay dividends or make other restricted payments;

•                  create or permit certain liens;

•                  sell tankers or other assets;

•                  create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•                  engage in transactions with affiliates; and

•                  consolidate or merge with or into other companies or sell all or substantially all of our assets.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

In addition, our credit facilities require us to maintain specified financial ratios and satisfy financial covenants.  We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.  Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants.  We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so.  A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our credit facilities would prevent us from borrowing additional money under the facilities and could result in a default under them.  If a default occurs under our credit facilities, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets.  Moreover, if the lenders under a credit facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a default under our other debt obligations, including our debt securities.

We could incur a substantial amount of debt, which could materially and adversely affect our financial condition, results of operations and business prospects and prevent us from fulfilling our obligations under our debt securities.

Our secured credit facilities and the indenture for our senior notes permit us to incur additional debt, subject to some limitations.  If we incur additional debt, our increased leverage could:

•                  make it more difficult for us to satisfy our obligations under debt securities or other indebtedness and, if we fail to comply with the requirements of the indebtedness, could result in an event of default;

•                  require us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•                  limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, if any, and other general corporate activities;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or detract from our ability to successfully withstand a downturn in our business or the economy generally; and

•                  place us at a competitive disadvantage against other less leveraged competitors.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our secured credit facilities and debt securities.

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial and other obligations.

We are a holding company, and our subsidiaries conduct all of our operations and own all of our tankers.  We have no significant assets other than the equity interests of our subsidiaries.  As a result, our ability to make required payments on our debt securities depends on the performance of our subsidiaries and their ability to distribute funds to us.  The ability of our subsidiaries to make distributions to us may be restricted by, among other things, restrictions under our debt facilities, applicable corporate and limited liability company laws of the jurisdictions of their incorporation or organization and other laws and regulations.  If we are unable to obtain funds from our subsidiaries, we will not be able to pay interest or principal on the notes or make payment on our credit facilities unless we obtain funds from other sources.  We cannot assure you that we will be able to obtain the necessary funds from other sources.

An increase in the supply of tanker capacity without an increase in demand for tanker capacity could cause charter rates to decline, which could materially and adversely affect our financial performance.

Historically, the tanker industry has been cyclical. The profitability of companies and asset values in the industry have fluctuated based on changes in the supply of, and demand for, tanker capacity. The supply of tankers generally increases with deliveries of new tankers and decreases with the scrapping of older tankers, conversion of tankers to other uses, such as floating production and storage facilities, and loss of tonnage as a result of casualties. If the number of new vessels delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, the charter rates paid for our tankers could materially decline.

A decline in demand for crude oil or a shift in oil transport patterns could materially and adversely affect our revenues.

The demand for tanker capacity to transport crude oil depends upon world and regional oil markets. A number of factors influence these markets, including:

•      global and regional economic conditions;

•      increases and decreases in production of and demand for crude oil;

•      developments in international trade;

•      changes in seaborne and other transportation patterns;

•      environmental concerns and regulations; and

•      weather.

Historically, the crude oil markets have been volatile as a result of the many conditions and events that can affect the price, demand, production and transport of oil, including competition from alternative energy sources. Decreased demand for oil transportation may have a material adverse effect on our revenues, cash flows and profitability.

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

For the year ended December 31, 2003, the average daily rate in the spot market for our Aframax tankers was $21,719 and the average daily rate in the spot market for our Suezmax tankers was $27,569.  During the year ended December 31, 2002, the average daily rate in the spot market for our Aframax tankers was $13,318 and the average daily rate in the spot market for our Suezmax tankers was $15,410. During the year ended December 31, 2001, the average daily rate in the spot market for our Aframax tankers was $20,118 and the average daily rate in the spot market for our Suezmax tankers was $27,032. If charter rates fall, our revenues, cash flows and profitability could be materially and adversely affected.

Our vessel operating expenses are comprised of a variety of costs including crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, many of which are beyond our control and affect the entire shipping industry. Some of these costs, particularly relating to crew and maintenance costs, are denominated in Euros, which result in higher costs during periods in which the U.S. dollar is weaker against the Euro.  Also, costs such as insurance and enhanced security measures implemented after September 11, 2001, are increasing. The terrorist attack on the VLCC Limburg in Yemen during October 2002 has resulted in even more emphasis on security and pressure on insurance rates. If costs continue to rise, that could materially and adversely affect our cash flows and profitability.

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

Fluctuations in the market value of our fleet may adversely affect our liquidity and may result in breaches under our financing arrangements and sales of tankers at a loss.

The market value of tankers fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or newbuildings, types and sizes of tankers, and the cost of other modes of transportation.  The market value of our fleet may decline as a result of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet.  Declining tanker values could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity.  In addition, declining vessel values could result in a breach of loan covenants, which could give rise to events of default under our credit facilities.  Due to the cyclical nature of the tanker market, the market value of one or more of our tankers may at various times be lower than their book value, and sales of those tankers during those times would result in losses.  If we determine at any time that a tanker’s future limited useful life and earnings require us to impair its value on our financial statements, that could result in a charge against our earnings and the reduction of our shareholders’ equity. Please refer to the section “INTERNATIONAL MARITIME ORGANIZATION” for a discussion of an impairment charge taken on five of our single-hull tankers and a reduction in the useful lives of our nine single-hull tankers.  If for any reason we sell tankers at a time when tanker prices have fallen, the sale may be at less than the tanker’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.

Compliance with safety, environmental and other governmental requirements and related costs may adversely affect our operations.

The shipping industry in general, our business and the operation of our tankers in particular, are affected by a variety of governmental regulations in the form of numerous international conventions, national, state and local laws and national and international regulations in force in the jurisdictions in which such tankers operate, as well as in the country or countries in which such tankers are registered. These regulations include:

•                  the U.S. Oil Pollution Act of 1990, or OPA, which imposes strict liability for the discharge of oil into the 200-mile United States exclusive economic zone, the obligation to obtain certificates of financial responsibility for vessels trading in United States waters and the requirement that newly constructed tankers that trade in United States waters be constructed with double-hulls;

•                  the International Convention on Civil Liability for Oil Pollution Damage of 1969 entered into by many countries (other than the United States) relating to strict liability for pollution damage caused by the discharge of oil;

•                  the International Maritime Organization, or IMO, International Convention for the Prevention of Pollution from Ships with respect to strict technical and operational requirements for tankers;

•                  the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, with respect to crew and passenger safety;

•                  the International Convention on Load Lines of 1966 with respect to the safeguarding of life and property through limitations on load capability for vessels on international voyages; and

•                  the U.S. Marine Transportation Security Act of 2002.

More stringent maritime safety rules are also more likely to be imposed worldwide as a result of the oil spill in November 2002 relating to the loss of the M.T. Prestige, a 26-year old single-hull tanker owned by a company not affiliated with us. Additional laws and regulations may also be adopted that could limit our ability to do business or increase the cost of our doing business and that could have a material adverse effect on our operations. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. In the event of war or national emergency, our tankers may be subject to requisition by the government of the flag flown by the tanker without any guarantee of compensation for lost profits. We believe our tankers are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety/environmental laws and regulations and are insured against usual risks for such amounts as our management deems appropriate. The tankers’ operating certificates and licenses are renewed periodically during each tanker’s required annual survey. However, government regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require us to incur significant capital expenditures on our ships to keep them in compliance.

Shipping is an inherently risky business and our insurance may not be adequate.

Our tankers and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, human error, war, terrorism, piracy and other circumstances or events. In addition, transporting crude oil creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. Any of these events may result in loss of revenues , increased costs and decreased cash flows.  In addition, following the terrorist attack in New York City on September 11, 2001, and the military response of the United States, the likelihood of future acts of terrorism may increase, and our tankers may face higher risks of attack.  Future hostilities or other political instability, as shown by the attack on the Limburg in Yemen in October 2002, could affect our trade patterns and adversely affect our operations and our revenues, cash flows and profitability.

We carry insurance to protect against most of the accident-related risks involved in the conduct of our business. We currently maintain $1 billion in coverage for each of our tankers for liability for spillage or leakage of oil or pollution.  We also carry insurance covering lost revenue resulting from tanker off-hire for all of our tankers.  Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our financial condition. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and we cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. Our payment of these calls could result in significant expenses to us which could reduce our cash flows and place strains on our liquidity and capital resources.

Our operating results may fluctuate seasonally.

We operate our tankers in markets that have historically exhibited seasonal variations in tanker demand and, as a result, in charter rates.  Tanker markets are typically stronger in the fall and winter months (the fourth and first quarters of the calendar year) in anticipation of increased oil consumption in the northern hemisphere during the winter months.  Unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling.  While this seasonality has not materially affected our operating results since 1997, it could materially affect operating results in the future.

We may not be able to grow or to effectively manage our growth.

A principal focus of our strategy is to continue to grow by taking advantage of changing market conditions, which may include expanding our business in the Atlantic basin, the primary geographic area and market where we operate, by expanding into other regions, or by increasing the number of tankers in our fleet. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•                                          identify businesses engaged in managing, operating or owning tankers for acquisitions or joint ventures;

•                                          identify tankers and/or shipping companies for acquisitions;

•                                          integrate any acquired businesses or tankers successfully with our existing operations;

•                                          hire, train and retain qualified personnel to manage and operate our growing business and fleet;

•                                          identify additional new markets outside of the Atlantic basin;

•                                          improve our operating and financial systems and controls; and

•                                          obtain required financing for our existing and new operations.

The failure to effectively identify, purchase, develop and integrate any tankers or businesses could adversely affect our business, financial condition and results of operations.

If we default under any of our loan agreements, we could forfeit our rights in our tankers and their charters.

We have pledged all of our tankers and related collateral as security to the lenders under our loan agreements. Default under any of these loan agreements, if not waived or modified, would permit the lenders to foreclose on the mortgages over the tankers and the related collateral, and we could lose our rights in the tankers and their charters.

When final payments are due under our loan agreements, we must repay any borrowings outstanding, including balloon payments. To the extent that our cash flows are insufficient to repay any of these borrowings, we will need to refinance some or all of our loan agreements or replace them with an alternate credit arrangement. We may not be able to refinance or replace our loan agreements at the time they become due. In addition, the terms of any refinancing or alternate credit arrangement may restrict our financial and operating flexibility.

If we lose any of our customers or a significant portion of our revenues, our operating results could be materially adversely affected.

We derive a significant portion of our voyage revenues from a limited number of customers, although during the years ended December 31, 2003 and 2002, no single customer accounted for more than 10% of our voyage revenues. During the year ended December 31, 2001, Skaugen PetroTrans, Inc. accounted for 12.6% of our voyage revenues. If we lose a significant customer, or if a significant customer decreases the amount of business it transacts with us, our revenues, cash flows and profitability could be materially and adversely affected.

As our fleet ages, the risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain a tanker in good operating condition increase as the tanker ages. As of December 31, 2003, the average age of the 42 tankers in our current fleet was 11.8 years. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

An acceleration of the current prohibition to trade deadlines for our non-double-hull tankers could adversely affect our operations.

Under the U.S. Oil Pollution Act of 1990, all oil tankers that do not have double-hulls will not be permitted to come to U.S. ports or trade in U.S. waters by 2015.  Our current 42-tanker fleet, excluding one vessel we have contracted to sell, consists of 23 double-hull tankers, ten double-sided tankers and nine single-hull tankers.

Our nine single-hull and ten double-sided tankers, all of which were built in 1985 or later, are currently eligible to trade in U.S. waters until the year their year of prohibition when they would not be eligible to carry oil as cargo within the 200-mile United States exclusive economic zone, except that they may trade in U.S. waters until 2015 if their operations are limited to discharging their cargoes at the Louisiana Offshore Oil Port or off-loading by lightering within authorized lightering zones more than 60 miles-offshore.

Our tankers are also subject to regulatory requirements, including the phase-out of single-hull tankers, imposed by the International Maritime Organization, or the IMO. Effective September 2002, the IMO accelerated its existing timetable for the phase-out of single-hull oil tankers. These regulations require the phase-out of most single-hull oil tankers between 2010 and 2015 or earlier, depending on the age of the tanker and whether it has segregated ballast tanks. After 2007, the maximum permissible age for single-hull tankers will be 26 years. Our nine single-hull tankers were built in 1985 or later. Under the IMO’s current regulations, these tankers and our ten double-sided tankers will be able to operate until between 2010 and 2015 before being required to be scrapped or retrofitted to conform to international environmental standards. Under current regulations, retrofitting will enable a vessel to operate until the earlier of 25 years of age and the anniversary date of its delivery in 2017. However, as a result of the oil spill in November 2002 relating to the loss of the M.T. Prestige, which was owned by a company not affiliated with us, in December 2003 the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010 unless the flag state extends the date to 2015.  This proposed amendment will come into effect in April 2005 unless objected to by a sufficient number of member states.  Because of this proposed amendment, we believe that our nine single-hull tankers will be precluded from most trading in 2010.

In addition, in July 2003, in response to the M.T. Prestige oil spill in November 2002, the European Union adopted legislation that prohibits all single-hull tankers from entering into its ports or offshore terminals by 2010. The European Union has also banned all single-hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction. Commencing in 2005, certain single-hull tankers above 15 years of age will also be restricted from entering or leaving European Union ports or offshore terminals and anchoring in areas under European Union jurisdiction.  The European Union is also considering legislation that would: (1) ban manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment; and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies. The sinking of the M.T. Prestige and the resulting oil spill in November 2002 has lead to the adoption of other environmental regulations by certain European Union nations, which could adversely affect the remaining useful lives of our non-double hull tankers and our ability to generate income from them. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

Our revenues may be adversely affected if we do not successfully employ our tankers.

We seek to deploy our tankers between spot market voyage charters and time charters in a manner that maximizes long-term cash flow. Currently, 14 or our tankers are contractually committed to time charters, with the remaining terms of these charters expiring on dates between March 2004 and February 2005. Although these time charters generally provide reliable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

We earned approximately 82.6% of our net voyage revenue from spot charters for the year ended December 31, 2003. The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based on tanker and oil supply and demand and other factors. We cannot assure you that future spot market voyage charters will be available at rates that will allow us to operate our tankers profitably.

There may be risks associated with the purchase and operation of secondhand tankers.

Our current business strategy includes additional growth through the acquisition of additional secondhand tankers. Although we inspect secondhand tankers prior to purchase, this does not normally provide us with the same knowledge about their condition that we would have had if such tankers had been built for and operated exclusively by us. Therefore, our future operating results could be negatively affected if some of the tankers do not perform as we expect. Also, we do not receive the benefit of warranties from the builders if the tankers we buy are older than one year, which is the case for the 19 tankers acquired in the first half of 2003.

We may face unexpected repair costs for our tankers.

Repairs and maintenance costs are difficult to predict with certainty and may be substantial. Many of these expenses are not covered by our insurance. Large repair expenses could decrease our cash flow and profitability and reduce our liquidity.

Arrests of our tankers by maritime claimants could cause a significant loss of earnings for the related off hire period.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by “arresting” or “attaching” a vessel through foreclosure proceedings. The arrest or attachment of one or more of our tankers could result in a significant loss of earnings for the related off-hire period.

In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. In countries with “sister ship” liability laws, claims might be asserted against us, any of our subsidiaries or our tankers for liabilities of other vessels that we own.

Our tankers may be requisitioned by governments without adequate compensation.

A government could requisition for title or seize our tankers. In the case of a requisition for title, a government takes control of a vessel and becomes its owner. Also, a government could requisition our tankers for hire. Under requisition for hire, a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Although we, as owner, would be entitled to compensation in the event of a requisition, the amount and timing of payment would be uncertain.

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

We will qualify for exemption under Section 883 if, among other things, our stock is treated as primarily and regularly traded on an established securities market in the United States.  Under the final Section 883 regulations, we might not satisfy this publicly-traded requirement in any taxable year in which 50% or more of our stock is owned at any time during that year by persons who actually or constructively own  5% or more of our stock, or 5% shareholders.

We believe that based on the ownership of our stock in 2003, we satisfied the publicly-traded requirement under the final Section 883 regulations. However, we can give no assurance that future changes and shifts in the ownership of our stock by 5% shareholders would permit us to qualify for the Section 883 exemption in 2004 or in the future.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax imposed without allowance for deductions. For the fiscal year of 2003, the vast majority our revenues were attributable to transportation beginning or ending in the United States. If we were subject to this 4% tax on our gross shipping income during 2003, such tax would be approximately $9.1 million.

Increases in tonnage taxes on our tankers would increase the costs of our operations.

Our tankers are currently registered under the following flags: the Republic of Liberia, Malta, Greece and the Republic of the Marshall Islands. These jurisdictions impose taxes based on the tonnage capacity of each of the vessels registered under their flag. The tonnage taxes imposed by these countries could increase, which would cause the costs of our operations to increase.

Our incorporation under the laws of the Republic of the Marshall Islands may limit the ability of our shareholders to protect their interests.

Our corporate affairs are governed by our amended and restated articles of incorporation and by-laws and by the Republic of the Marshall Islands Business Corporations Act. The provisions of the Republic of the Marshall Islands Business Corporations Act resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the Republic of the Marshall Islands Business Corporations Act. For example, the rights and fiduciary responsibilities of directors under the laws of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions. Although the Republic of the Marshall Islands Business Corporations Act does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.

It may not be possible for our investors to enforce U.S. judgments against us.

We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are organized in the Republic of Liberia and the Republic of the Marshall Islands. Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our assets or the assets of our subsidiaries are located (1) would enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws or (2) would enforce, in original actions, liabilities against us or our subsidiaries based upon these laws.

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

Several provisions of our amended and restated articles of incorporation and our by-laws could discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. These provisions include:

•                                          authorizing our board of directors to issue "blank check" preferred stock without shareholder approval;

•                                          providing for a classified board of directors with staggered, three-year terms;

•                                          prohibiting us from engaging in a "business combination" with an "interested shareholder" for a period of three years after the date of the transaction in which the person became an interested shareholder unless certain provisions are met;

•                                          prohibiting cumulative voting in the election of directors;

•                                          authorizing the removal of directors only for cause and only upon the affirmative vote of the holders of at least 80% of the outstanding shares of our common stock entitled to vote for the directors;

•                                          prohibiting shareholder action by written consent unless the written consent is signed by all shareholders entitled to vote on the action;

•                                          limiting the persons who may call special meetings of shareholders; and

•                                          establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We have entered into registration rights agreements with the securityholders who received shares in our recapitalization transactions that entitle them to have an aggregate of 29,000,000 shares registered for sale in the public market. In addition, those shares became eligible for sale in the public markets beginning on June 12, 2002, pursuant to Rule 144 under the Securities Act. We also registered on Form S-8 an aggregate of 2,900,000 shares issuable upon exercise of options we have granted to purchase common stock or reserved for issuance under our equity compensation plans.

ITEM 2.  PROPERTIES

We lease three properties, all of which house offices used in the administration of our operations: a property of approximately 11,000 square feet in New York, New York , a property of approximately 11,100 square feet in Piraeus, Greece, and a property of approximately 2,000 square feet in London, England. We do not own or lease any production facilities, plants, mines or similar real properties.

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

On September 19, 2003 approximately 130 kilograms of cocaine were found inside an underwater access hatch on board the Crude Princess by a task force of the US Customs Drug Enforcement Administration when she docked in Yabucoa, Puerto Rico.  We received a Notice of Penalty in the amount of approximately $4.6 million from the United States Customs Service relating to an incident involving one of our vessels, the Crude Princess. The Crude Princess was permitted to leave Yabucoa, Puerto Rico and resume her scheduled route on September 20, 2003.  The Notice of Penalty was imposed only for the failure to declare narcotics on the vessel’s cargo manifest.  No other allegations were made against us or any member of the Crude Princess’ crew.  We have received written confirmation that the cost of appealing the penalty and the amount of any penalty ultimately payable will be covered by our protection and indemnification policy, subject to our applicable deductible, and we intend to appeal the imposition of the penalty and expect that the penalty will be significantly reduced or waived.

On February 19, 2004, the Genmar Alexandra, a 1992-built double-hull Aframax tanker, was struck by the bulk carrier Bright State operated by Hong Kong-based Cosco Shipping, while docked at a terminal in St. Charles, Louisiana.  As a result of the collision, approximately 500 barrels of the Genmar Alexandra's fuel oil were released into the surrounding water. There were no injuries and none of the Genmar Alexandra’s cargo was lost.  Our emergency response plan, in conjunction with the U.S. Coast Guard, largely contained the released bunker fuel oil.  An investigation into the incident is currently pending, but because we believe that Genmar Alexandra was properly docked at the time of the incident, we do not expect to be held liable. We have entered into an agreement with the owners of the Bright State whereby they accept all responsibility and clean up costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has traded on the New York Stock Exchange under the symbol "GMR" since our initial public offering on June 12, 2001. The following table sets forth for the periods indicated the high and low prices for the common stock as of the close of trading as reported on the New York Stock Exchange:

FISCAL YEAR ENDED DECEMBER 31, 2003	HIGH	LOW
1st Quarter	$9.24	$7.40
2nd Quarter	$11.41	$7.25
3rd Quarter	$14.20	$9.77
4th Quarter	$17.75	$11.38

As of December 31, 2003, there were approximately 37 holders of record of our common stock.

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

We did not repurchase any of our outstanding equity securities during the three month period ending December 31, 2003.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

	Year Ended December 31,
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$454,456	$226,357	$217,128	$132,012	$71,476
Voyage expenses	(117,810)	(80,790)	(52,099)	(23,996)	(16,742)
Net voyage revenue	336,646	145,567	165,029	108,016	54,734
Direct vessel operating expenses	91,981	55,241	42,140	23,857	19,269
General and administrative expenses	22,866	12,026	9,550	4,792	3,868
Other	—	—	—	5,272	—
Gain on sale of vessels	(1,490)	(266)	—	—	—
Impairment charge	18,803	13,366	—	—	—
Depreciation and amortization	84,925	60,431	42,820	24,808	19,810
Operating income	119,561	4,769	70,519	49,287	11,787
Net interest expense	35,043	14,511	16,292	19,005	16,525
Other expense	—	—	3,006	—	—
Net income (loss)	$84,518	$(9,742)	$51,221	$30,282	$(4,738)
Earnings (loss) per common share:
Basic	$2.29	$(0.26)	$1.70	$1.60	$(0.33)
Diluted	$2.26	$(0.26)	$1.70	$1.60	$(0.33)

Weighted average basic shares outstanding, thousands:
Basic	36,967	36,981	30,145	18,877	14,238
Diluted	37,356	36,981	30,145	18,877	14,238
BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$38,905	$2,681	$17,186	$23,523	$6,842
Current assets, including cash	102,473	43,841	45,827	37,930	13,278
Total assets	1,263,578	782,277	850,521	438,922	351,146
Current liabilities, including current portion of long-term debt	89,771	77,519	83,970	41,880	28,718
Current portion of long-term debt	59,553	62,003	73,000	33,050	20,450
Total long-term debt, including current portion	655,670	280,011	339,600	241,785	202,000
Shareholders' equity	568,880	481,636	495,690	186,910	125,878
OTHER FINANCIAL DATA
(Dollars in thousands)
EBITDA (1)	$204,486	$65,200	$110,333	$74,095	$31,597
Net cash provided by operating activities	178,112	43,637	83,442	47,720	12,531
Net cash provided (used) by investing activities	(502,919)	2,034	(261,803)	(85,865)	(18,688)
Net cash provided (used) by financing activities	361,031	(60,176)	172,024	54,826	6,588
Capital expenditures
Vessel sales (purchases), gross including deposits	(501,242)	2,251	(256,135)	(85,500)	(18,200)
Drydocking or capitalized survey or improvement costs	(14,137)	(13,546)	(3,321)	(3,168)	(4,074)
Weighted average long-term debt, including current portion	601,086	313,537	283,255	233,010	219,008
FLEET DATA
Total number of vessels at end of period	43.0	28.0	29.0	14.0	11.0
Average number of vessels (2)	40.6	28.9	21.0	12.6	10.3
Total voyage days for fleet (3)	14,267	10,010	7,374	4,474	3,603
Total time charter days for fleet	2,804	1,490	1,991	2,174	1,738
Total spot market days for fleet	11,463	8,520	5,383	2,300	1,865
Total calendar days for fleet (4)	14,818	10,536	7,664	4,599	3,756
Fleet utilization (5)	96.3%	95.0%	96.2%	97.3%	95.9%
AVERAGE DAILY RESULTS
Time charter equivalent (6)	$23,596	$14,542	$22,380	$24,143	$15,191
Direct vessel operating expenses (7)	6,207	5,243	5,499	5,187	5,130
General and administrative expenses (8)	1,543	1,136	1,246	1,042	1,030
Total vessel operating expenses (9)	7,750	6,379	6,745	6,229	6,160
EBITDA (10)	13,800	7,437	14,788	17,257	8,412

	Year Ended December 31,
EBITDA Reconciliation	2003	2002	2001	2000	1999
(Dollars in thousands)
Net cash provided by operating activities	$178,112	$43,637	$83,442	$47,720	$12,531
- Gain on sale of vessels and impairment charges	17,313	13,100	—	—
- Other reconciling adjustments	874	52	1,184	250	—
- Changes in assets and liabilities	(9,518)	(20,204)	(11,783)	(7,620)	(2,541)
+ Net interest expense	35,043	14,511	16,292	19,005	16,525
EBITDA	204,486	65,200	110,333	74,095	31,597

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

(2) Average number of vessels is the number of vessels that constituted our fleet for the relevant year, as a measured by the sum of the number of days each vessels was part of our fleet during the year divided by the number of calendar days in the year.

(3) Voyage days for fleet are the total days our vessels were in our possession for the relevant year net of off hire days associated with major repairs, dry docks or special or intermediate  surveys.

(4) Calendar days are the total days the vessels were in our possession for the relevant year including off hire days associated with major repairs, drydockings or special or intermediate surveys.

(5) Fleet utilization is the percentage of time that our vessels were available for revenue generating voyage days, and is determined by dividing voyage days by calendar days for the relevant year.

(6) Time Charter Equivalent, or TCE, is a measure of the average daily revenue performance of a vessel on a per voyage basis.  Our method of calculating TCE is consistent with industry standards and is determined by dividing net voyage revenue by voyage days for the relevant time period.  Net voyage revenues are voyage revenues minus voyage expenses.  Voyage expenses primarily consist of port and fuel costs that are unique to a particular voyage, which would otherwise be paid by the charterer under a time charter contract.

(7) Daily direct vessel operating expenses, or DVOE, is calculated by dividing DVOE, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance maintenance and repairs, by calendar days for the relevant year.

(8) Daily general and administrative expense is calculated by dividing general and administrative expenses by calendar days for the relevant year.

(9) Total Vessel Operating Expenses, or TVOE, is a measurement of our total expenses associated with operating our vessels.  Daily TVOE is the sum of daily direct vessel operating expenses, or DVOE, and daily general and administrative expenses.

(10) EBITDA per vessel is EBITDA divided by calendar days for the relevant year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of our financial condition and results of operations comparing the years ended December 31, 2003 and 2002 and the years ended December 31, 2002 and 2001. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of December 31, 2003 our fleet, excluding one double-bottom Aframax (classified as held for sale as of December 31, 2003), that we sold in February 2004, consisted of 42 tankers (23 Aframax and 19 Suezmax tankers) with a total cargo carrying capacity of 5.1 million deadweight tons.

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

We primarily operate in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. We also currently operate tankers in the Black Sea, the Far East and in other regions worldwide which we believe enables us to take advantage of market opportunities and to position our tankers in anticipation of drydockings.

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC and General Maritime Management (Hellas) Ltd. (formerly United Overseas Tankers Ltd.), we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services through our wholly owned subsidiaries.

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

Our voyage revenues and voyage expenses are recognized ratably over the duration of the voyages and the lives of the charters, while direct vessel expenses are recognized when incurred. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. We calculate time charter equivalent, or TCE, rates by dividing net voyage revenue by voyage days for the relevant time period. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. We allocate corporate income and expenses, which include general and administrative and net interest expense, to tankers on a pro rata basis based on the number of months that we owned a tanker. We calculate daily direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that we owned each tanker for the period.

Results Of Operations

Margin analysis for the indicated items as a percentage of net voyage revenues for the years ended December 31, 2003, 2002 and 2001 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS

(% OF NET VOYAGE REVENUES)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
INCOME STATEMENT DATA

Net voyage revenues(1)	100%	100%	100%
Direct vessel expenses	27.3	37.9	25.5
General and administrative	6.8	8.3	5.8
Impairment (gain on sale) of vessels	5.2	9.0	—
Depreciation and amortization	25.2	41.5	25.9
Total operating expenses	64.5	96.7	57.2
Operating income	35.5	3.3	42.8
Net interest expense	10.4	10.0	9.9
Other expense	—	—	1.8
Net income	25.1	-6.7	31.1

(1)                                  Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
	(Dollars in thousands)
Voyage revenues	$454,456	$226,357	$217,128
Voyage expenses	(117,810)	(80,790)	(52,099)
NET VOYAGE REVENUES	$336,646	$145,567	$165,029

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

VOYAGE REVENUES-Voyage revenues increased by $228.1 million, or 100%, to $454.5 million for the year ended December 31, 2003 compared to $226.4 million for the prior year. $153.6 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, voyage revenues increased by $74.5 million on the 28 tankers which were part of our fleet prior to January 1, 2003 to $300.9 million for the year ended December 31, 2003 compared to $226.4 million during the prior year, primarily as a result of better freight rates.   The average size of our fleet increased 40.6% to 40.6 (25.4 Aframax, 15.2 Suezmax) tankers during the year ended December 31, 2003 compared to 28.9 tankers (23.9 Aframax, 5.0 Suezmax) during the prior year.

VOYAGE EXPENSES-Voyage expenses increased $37.0 million, or 45.8%, to $117.8 million for the year ended December 31, 2003 compared to $80.8 million for the prior year. $41.9 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, voyage expenses decreased by $4.9 million on the tankers which were part of our fleet prior to January 1, 2003 to $75.9 million for the year ended December 31, 2003 compared to $80.8 million during the prior year, due primarily to a 534 day increase in the number of days these vessels were on time charter during 2003 as compared to 2002.  Overall, the number of days that all of our tankers were under time charter contracts increased to 2,804 days for the year ended December 31, 2003 compared to 1,490 days for the prior year.  The number of days that our tankers, including those acquired during 2003, operated in the spot market increased to 11,463 for the year ended December 31, 2003 compared to

8,520 days for the prior year. Typically, tankers operating on the spot market incur higher voyage expenses than those operating on time charter contract, as the owner, not the charterer, is responsible for voyage expenses.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $191.0 million, or 131%, to $336.6 million for the year ended December 31, 2003 compared to $145.6 million for the prior year.  $111.7 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, net voyage revenues increased by $79.3 million on the tankers which were part of our fleet prior to January 1, 2003 to $224.9 million for the year ended December 31, 2003 compared to $145.6 million during the prior year, primarily as a result of better freight rates.  Our average TCE rates improved 62.3% to $23,596 during the year ended December 31, 2003 compared to $14,542 during the year ended December 31, 2002.    The average size of our fleet increased 40.6% to 40.6 tankers (25.4 Aframax, 15.2 Suezmax) for the year ended December 31, 2003 compared to 28.9 tankers (23.9 Aframax, 5.0 Suezmax) for the prior year.

The following is additional data pertaining to net voyage revenues:

•                                          Average daily time charter equivalent rate per tanker increased by $9,054, or 62.3%, to $23,596 ($21,568 Aframax, $27,034 Suezmax) for the year ended December 31, 2003 compared to $14,542 ($14,352 Aframax, $15,410 Suezmax) for the prior year.

•                                          $58.7 million, or 17.4%, of net voyage revenue was generated by time charter contracts ($52.0 million Aframax, $6.7 million Suezmax) and $277.9 million, or 82.6%, was generated in the spot market ($141.5 million Aframax, $136.4 million Suezmax) for the year ended December 31, 2003, compared to $28.3 million, or 19.5%, of net voyage revenue was generated by time charter contracts ($28.3 million Aframax, Suezmax tankers did not operate on time charter during this period) and $117.2 million, or 80.5%, was generated in the spot market ($89.5 million Aframax, $27.7 million Suezmax) for the prior year.

•                                          Tankers operated an aggregate of 2,804 days, or 19.7%, on time charter contracts (2,457 days Aframax, 347 days Suezmax) and 11,463 days, or 80.3%, in the spot market (6,514 days Aframax, 4,949 days Suezmax) for the year ended December 31, 2003, compared to 1,490 days, or 14.9%, on time charter contracts (1,490 days Aframax, 0 days Suezmax) and 8,520 days, or 85.1%, in the spot market (6,722 days Aframax, 1,798 days Suezmax) for the prior year.

•                                          Average daily time charter rates were $20,953 ($21,172 Aframax, $19,402 Suezmax) for the year ended December 31, 2003 compared to average daily time charter rates of $19,017 ($19,017 Aframax, Suezmax tankers did not operate on time charter during this period) for the prior year. This increase is primarily due to the higher rates earned during 2003 on our time charters that had floating rates based on spot market rates.

•                                          Average daily spot rates were $24,243 ($21,719 Aframax, $27,569 Suezmax) for the year ended December 31, 2003, compared to average daily spot rates of $13,760 ($13,318 Aframax, $15,410 Suezmax)  for the prior year.

We are constantly evaluating opportunities to increase the number of our tankers deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. The following table summarizes the portion of our fleet on time charter as of March 1, 2004:

Vessel	Vessel Type	Expiration Date	Average Daily Rate (1)
Crude Progress	Aframax	March 15, 2004	Market Rate (2)
Crude Princess	Aframax	March 7, 2004	Market Rate (2)
Genmar Constantine	Aframax	March 23, 2004	Market Rate (3)
Genmar Pericles (4)	Aframax	October 2, 2004	$19,700
Genmar Trust (4)	Aframax	October 13, 2004	$19,700
Genmar Spirit (4)	Aframax	October 15, 2004	$19,700
Genmar Hector (4)	Aframax	November 3, 2004	$19,700
Genmar Challenger (4)	Aframax	December 6, 2004	$19,700
Genmar Trader (4)	Aframax	December 15, 2004	$19,700
Genmar Champ (4)	Aframax	January 10, 2005	$19,700
Genmar Star (4)	Aframax	January 24, 2005	$19,700
Genmar Endurance (4)	Aframax	February 12, 2005	$19,700
Genmar Alexandra	Aframax	February 20, 2005 (5)	$25,000
Genmar Orion	Suezmax	May 14, 2004	$20,500

(1) Before brokers' commissions.

(2) The charter provides for a floating rate based on spot market rates which have no floor and rates above $17,000 per day must be shared with charterer.

(3) The charter provides for a floating rate based on weekly spot market rates which can be no less than $16,000 per day and no more than $22,000 per day.

(4) Charterer has the option to extend the time charter for an additional year at the same rate.  If the charterer does not exercise the option, the Company can extend the time charter for an additional year, but at a rate reduced by approximately 20%.

(5) Through February 20, 2004, the charter provides for a floating rate based on weekly spot market rates which can be no less than $16,000 per day and no more than $22,000 per day.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $36.8 million, or 66.5%, to $92.0 million for the year months ended December 31, 2003 compared to $55.2 million for the prior year. This increase is primarily due to the growth of our fleet, which increased 40.6% for the same periods, as well as increases in maintenance and repairs, crew costs and insurance.  The increase in maintenance and repairs is attributable to major repairs made on four tankers during 2003 as well as an increase in the value of the Euro against the U.S. dollar which made Euro-denominated expenditures in 2003 more costly.  The increase in crew costs is attributable to Euro denominated crew and officer wages.  The increase in insurance costs is due to increases in hull and machinery and protection and indemnity which we believe are industry wide.  In addition, a portion of this 40.6% increase in the size of our fleet relates to the acquisition of Suezmax vessels which, although generally generating higher TCE rates, are more costly to operate than Aframax vessels.  On a daily basis, direct vessel expenses per vessel increased by $964, or 18.4%, to $6,207 ($5,679 Aframax, $7,081 Suezmax) for the year ended December 31, 2003 compared to $5,243 ($5,090 Aframax, $5,973 Suezmax) for the prior year, primarily as the result of an increase in maintenance and repairs, crew costs and insurance costs as well as the increase in the percentage of our fleet that consists of Suezmax vessels.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses increased by $10.9 million, or 90.1%, to $22.9 million for the year ended December 31, 2003 compared to $12.0 million for the prior year.  This increase is primarily attributable to the growth of our fleet during 2003.  In connection with the 40.6% increase in the size of our fleet in 2003, there was a $6.7 million increase in payroll expenses (salaries, benefits and incentive bonus), a $1.8 million increase in costs at General Maritime Management (Hellas) Ltd. (formerly United Overseas Tankers Ltd.) (much of which costs are denominated in Euros), a $1.0 million increase in general and administrative expenses of our vessel owning subsidiaries, and $0.5 million in costs at an office we opened in the United Kingdom in connection with the growth of our fleet during 2003.  General and administrative expenses as a percentage of net voyage revenues decreased to 6.8% for the year ended December 31, 2003 from 8.3% for the prior year.  Daily general and administrative expenses per vessel increased $407, or 35.8%, to $1,543 for the year ended December 31, 2003 compared to $1,136 for the prior year.  We anticipate that general and administrative expenses will increase during 2004 as a result of the increase in staff and infrastructure to manage the tankers we acquired in 2003 being in place for the full year in 2004 and because of rental payments and operating costs on an aircraft that we leased for five years commencing in February 2004.

IMPAIRMENT CHARGE/ GAIN ON SALE OF VESSELS-  During 2003, we sold two vessels held for sale as of December 31, 2002, resulting in an aggregate gain on sale of vessels of $2.7 million.  Also during 2003, three double-bottom Aframax vessels acquired in 2003 were sold for an aggregate loss on sale of vessels of $1.2 million.  Of these three vessels, two were delivered to their new owners in 2003 and one was delivered to its new owner in February 2004.

In December 2003, the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010 unless the flag state extends the date to 2015.  Management determined that the useful lives of its nine single-hull tankers would end in 2010, which is four to six years earlier than the 25-year useful lives the vessels had previously been ascribed.  Because of the reduction in the useful lives of these single-hull tankers and the consequent reduction in projected cash flows, it was determined that an aggregate impairment charge of $18.8 million was required on five tankers, which represented the amount by which the carrying value of these tankers  exceeded their fair value.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking, special survey and loan fees, increased by $24.5 million, or 40.5%, to $84.9 million for the year ended December 31, 2003 compared to $60.4 million for the prior year. This increase is primarily due to the growth in the average number of tankers in our fleet, which increased 40.6% during the year ended December 31, 2003 compared to the prior year. Depreciation and amortization is anticipated to increase during 2004 as a result of depreciation on tankers acquired during 2003 being depreciated for the full year in 2004 as well as an increase of approximately $8.5 million associated with accelerated depreciation of our nine single-hull tankers.

Amortization of drydocking increased by $2.8 million, or 62.9%, to $7.1 million for the year ended December 31, 2003 compared to $4.3 million for the prior year. This increase includes amortization associated with $14.1 million of capitalized expenditures relating to our tankers for the year ended December 31, 2003 as well as a full year of amortization of associated with $13.5 million of capitalized drydocking for the prior year.  We anticipate that the amortization associated with drydocking our vessels will increase in the future, as vessels we acquired during 2001 and 2003 are drydocked for the first time.

Amortization of deferred financing costs increased by $2.0 million, or 132%, to $3.5 million for the year ended December 31, 2003 compared to $1.5 million for the prior year. This increase includes amortization associated with $14.6 million of deferred financing costs capitalized during 2003.

NET INTEREST EXPENSE-Net interest expense increased by $20.5 million, or 141%, to $35.0 million for the year ended December 31, 2003 compared to $14.5 million for the prior year. $19.6 million of this increase in net interest expense during the year ended December 31, 2003 compared to the year ended December 31, 2002 is due to the $250 million of Senior Notes we issued in March 2003 in connection with the acquisition of 19 vessels, which have a 10% coupon which is significantly higher than the interest rates on the remainder of our long-term debt.  The remainder of this increase is the result of a 30.9% increase in our weighted average outstanding debt (excluding the Senior Notes) of $411.1 million for the year ended December 31, 2003 compared to $314.0 million for the year ended December 31, 2002.

NET INCOME-Net income was $84.5 million for the year ended December 31, 2003 compared to net loss of ($9.7) million for the prior year.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

VOYAGE REVENUES-Voyage revenues increased by $9.2 million, or 4.3%, to $226.4 million for the year ended December 31, 2002 compared to $217.1 million for the prior year. This increase is due to the increase in the average number of tankers in our fleet during the year ended December 31, 2002 compared to the prior year, offset by a weaker spot market during the year ended December 31, 2002 compared to the prior year. The average size of our fleet increased 37.5% to 28.9 tankers (23.9 Aframax, 5.0 Suezmax) during 2002 compared to 21.0 tankers (16.0 Aframax, 5.0 Suezmax) during the prior year.

VOYAGE EXPENSES-Voyage expenses increased $28.7 million, or 55.1%, to $80.8 million for the year ended December 31, 2002 compared to $52.1 million for the prior year. This increase is primarily due to the increase in the average number of tankers in our fleet for the year ended December 31, 2002 compared to the prior year, as well as the mix of deployment of our tankers operating on time charter contracts or in the spot market. The number of days that our tankers operated in the spot market increased to 8,520 for the year ended December 31, 2002 compared to 5,383 days for the prior year. Typically, tankers operating on the spot market incur higher voyage expenses than those operating on time charter contract, as the owner, not the charterer, is responsible for voyage expenses.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $19.5 million, or 11.8%, to $145.6 million for the year ended December 31, 2002 compared to $165.0 million for the prior year. This decrease is the result of the overall weaker spot market during the year ended December 31, 2002 compared to the prior year. The magnitude of the decrease in net voyage revenues was mitigated by the growth in the average number of tankers in our fleet. The average size of our fleet increased 37.5% to 28.9 tankers (23.9 Aframax, 5.0 Suezmax) for the year ended December 31, 2002 compared to 21.0 tankers (16.0 Aframax, 5.0 Suezmax) for the prior year, while our average TCE rates declined 35.0% to $14,542 compared to $22,380 for these same periods. The total decrease in our net voyage revenues of $19.5 million resulted from a decrease of $44.9 million for tankers we owned since January 1, 2001, to $79.8 million for the year ended December 31, 2002 from $124.7 million for the year ended December 31, 2001.  This decrease is partially offset by an increase of $25.5 million for tankers we acquired during 2001, to $65.8 million for the year ended December 31, 2002 from $40.3 million for the year ended December 31, 2001.  During 2001, we acquired the Genmar Alexandra, Genmar Hector, Genmar Pericles, West Virginia, Kentucky, Genmar Spirit in June, the Stavanger Prince, Genmar Nestor, Genmar Star, Genmar Trust, Genmar Champ and Genmar Leonidas in July, and the Genmar Trader, Genmar Endurance and Genmar Challenger in August. We disposed of the Stavanger Prince during November 2002 and sold it for scrap (see Write Down of Vessels below). Our fleet consisted of 28 tankers (23 Aframax, 5 Suezmax) on December 31, 2002 and 29 tankers (24 Aframax, 5 Suezmax) on December 31, 2001.

On an Overall Fleet Basis:

•                                          Average daily time charter equivalent rate per tanker decreased by $7,838, or 35.0%, to $14,542 ($14,352 Aframax, $15,410 Suezmax) for the year ended December 31, 2002 compared to $22,380 ($21,053 Aframax, $26,905 Suezmax) for the prior year.

•                                          $28.3 million, or 19.5%, of net voyage revenue was generated by time charter contracts ($28.3 million Aframax, Suezmax tankers did not operate on time charter during this period) and $117.2 million, or 80.5%, was generated in the spot market ($89.5 million Aframax, $27.7 million Suezmax) for the year ended December 31, 2002, compared to $45.8 million, or 27.8%, of our net voyage revenue generated by time charter contracts ($43.4 million Aframax, $2.4 million Suezmax), and $119.2 million, or 72.2%, generated in the spot market ($76.6 million Aframax, $42.6 million Suezmax) for the prior year.

•                                          Tankers operated an aggregate of 1,490 days, or 14.9%, on time charter contracts (1,490 days Aframax, 0 days Suezmax) and 8,520 days, or 85.1%, in the spot market (6,722 days Aframax, 1,798 days Suezmax) for the year ended December 31, 2002, compared to 1,991 days, or 27.0%, on time charter contracts (1,894 days Aframax, 97 days Suezmax) and 5,383 days, or 73.0%, in the spot market (3,808 days Aframax, 1,575 days Suezmax) for the prior year.

•                                          Average daily time charter rates were $19,017 ($19,017 Aframax, Suezmax tankers did not operate on time charter during this period) for the year ended December 31, 2002 compared to average daily time charter rates of $23,025 ($22,932 Aframax, $24,851 Suezmax) for the prior year. This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with our remaining time charter contracts.

•                                          Average daily spot rates were $13,760 ($13,318 Aframax, $15,410 Suezmax) for the year ended December 31, 2002, compared to average daily spot rates of $22,141 ($20,118 Aframax, $27,032 Suezmax) for the prior year.

We are constantly evaluating opportunities to increase the number of our tankers deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. The following table summarizes the portion of our fleet on time charter as of March 1, 2003:

VESSEL	EXPIRATION DATE	AVERAGE DAILY RATE(1)
Genmar Alexandra	February 20, 2004(2)	Market Rate	(3)
Genmar George	May 24, 2003(4)	$20,000
Genmar Ajax	August 12, 2003	$23,000
Genmar Constantine	March 7, 2004(2)	Market Rate	(3)
Genmar Star	February 24, 2004 (4)	$19,000
Genmar Endurance	March 12, 2004(4)	$19,000

(1)                                  Before reduction for brokers' commissions of 1.25%.

(2)                                  Termination date is plus or minus 15 days at the charterer’s election.

(3)                                  The charter provides for a floating rate based on weekly spot market rates which can be no less than $16,000 per day and no more than $22,000 per day.

(4)                                  Termination is plus or minus 30 days at the charterer’s election.

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

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $2.4 million, or 25.9%, to $12.0 million for the year ended December 31, 2002 compared to $9.6 million for the prior year. This increase is primarily due to an increase in payroll expenses including the increase in the number of personnel in connection with the growth in average number of tankers in our fleet, which increased 37.5%, for year ended December 31, 2002 compared to the prior year. Daily general and administrative expenses per tanker decreased $110, or 8.8%, to $1,136 for the year ended December 31, 2002 compared to $1,246 for the prior year. We anticipate that general and administrative expenses will increase during 2003 primarily as a result of our acquisition of the 19 Metrostar tankers and the need to increase staff and infrastructure to manage these tankers as well as the non-cash expense associated with the issuance of restricted stock during the fourth quarter of 2002. The non-cash expense associated with the issuance of restricted stock will result in a pro-rated annual charge through November 2009 of $541,000. The non-cash expense associated with the issuance of restricted stock was $52,600 for the year ended December 31, 2002.

IMPAIRMENT CHARGE/ GAIN ON SALEOF VESSEL- During September 2002, the Company decided to retire a 1979-built single-hull Aframax tanker through its sale for scrap. This decision was based on management's assessment of estimated charter rates for the vessel and the estimated daily operating costs as well as the cost of this vessel's next drydocking which was scheduled for April 2003.  An impairment charge of $4.5 million was recognized during the year ended December 31, 2002, which was the amount by which the vessel's carrying value exceeded the estimated net proceeds to be received upon disposal.  When the vessel was sold in November 2002, a $0.3 million gain was recognized for the amount by which net proceeds received upon sale of the vessel exceeded the vessel’s then carrying value.

During December 2002, the Company decided to sell a 1980-built single-hull Aframax tanker and a 1981-built single-hull Aframax tanker. This decision was based on management's assessment of the projected cost associated with the vessels' next drydockings which were scheduled to occur during 2003 and the estimated operating revenues for the vessels over their remaining operating lives. An impairment charge of $8.8 million was recorded during the year ended December 31, 2002 that represents the difference between the vessels' book values and the estimated proceeds from their anticipated sale. These vessels were written down to their estimated net selling price of $2.0 million  per vessel.

No such impairment expense occurred during 2001 and there were no tankers sold during 2001.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking, special survey and loan fees, increased by $17.6 million, or 41.1%, to $60.4 million for the year ended December 31, 2002 compared to $42.8 million for the prior year. This increase is primarily due to the growth in the average number of tankers in our fleet, which increased 37.5% during the year ended December 31, 2002 compared to the prior year. Depreciation and amortization is anticipated to increase during 2003 as a result of our acquisition of the 19 Metrostar tankers.

Amortization of drydocking and other repair costs increased by $2.0 million, or 81.7%, to $4.3 million for the year ended December 31, 2002 compared to $2.4 million for the prior year. This increase includes amortization associated with $13.5 million of capitalized expenditures relating to our tankers for the year ended December 31, 2002 compared to $3.3 million of capitalized drydocking  for the prior year. Our capitalized expenditures of $13.5 million for 2002 have a weighted average amortization period of approximately 3.5 years, $9.4 million of which relate to tankers which we are drydocking or capitalizing other repair costs for the first time since we acquired them which have a weighted average amortization period of approximately 4.1 years.

NET INTEREST EXPENSE-Net interest expense decreased by $1.8 million, or 10.9%, to $14.5 million for the year ended December 31, 2002 compared to $16.3 million for the prior year. This decrease occurred although we had a 10.9% increase in our weighted average outstanding debt of $314.0 million for the year ended December 31, 2002 compared to $283.0 million for the prior year. The refinancing of our previous credit facilities in June 2001 and the overall lower interest rate environment during the year ended December 31, 2002 compared to the prior year offset the effect of the increase of our weighted average outstanding debt on our net interest expense.

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

NET INCOME-Net loss was $(9.7) million for the year ended December 31, 2002 compared to net income of $51.2 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Since our formation, our principal sources of funds have been equity financings, issuance of long-term debt securities, operating cash flows and long-term bank borrowings. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our tankers, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and make principal repayments on outstanding loan facilities. We expect to rely on operating cash flows as well as long-term borrowings, and future offerings to implement our growth plan. We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

Our practice has been to acquire tankers using a combination of funds received from equity investors, bank debt secured by mortgages on our tankers and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer tankers and the selective sale of older tankers. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire tankers on favorable terms.

Cash increased to $38.9 million as of December 31, 2003 compared to $2.7 million as of December 31, 2002. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $12.7 million as of December 31, 2003, compared to a working capital deficit of $33.7 million as of December 31, 2002. The current portion of long-term debt included in our current liabilities was $59.6 million and $62.0 million as of December 31, 2003 and December 31, 2002, respectively.

We have three credit facilities. The first ("First") closed on June 15, 2001, the second ("Second") closed on June 27, 2001 and the third ("Third") closed on March 11, 2003. The First and Second credit facilities are comprised of a term loan and a revolving loan and the Third is comprised of a term loan. The terms and conditions of the credit facilities require compliance with certain restrictive covenants based on aggregate values and financial data for the tankers associated with each credit facility. Under the financial covenants of each of the credit facilities, the Company is required to maintain certain ratios such as: tanker market value to loan commitment, EBITDA (as defined in each credit facility) to net interest expense and to maintain minimum levels of working capital. Under the general covenants, subject to certain exceptions, we and our subsidiaries are not permitted to pay dividends.

The First credit facility is a $300 million facility, currently comprised of a $200 million term loan and a $96.5 million revolving loan and is collateralized by 17 tankers. The Second credit facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan and is collateralized by 9 tankers. The Third credit facility is comprised of a $275 million term loan and is collateralized by 16 tankers in our current fleet of 42 tankers.  All credit facilities have a five-year maturity with the term loans requiring quarterly principal repayments. The principal of each revolving loan is payable upon maturity. The First and Second credit facilities and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. We are required to pay an annual fee of 0.625% for the unused portion of each of the revolving loans on a quarterly basis. The Third credit facility bears interest at a rate of 1.625% over LIBOR payable on the outstanding principal amount.  The subsidiaries that own the tankers that collateralize each credit facility have guaranteed the loans made under the appropriate credit facility, and we have pledged the shares of those subsidiaries. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows.

On March 20, 2003 we closed a private offering of face amount $250 million in 10% Senior Notes due 2013.  Interest on the Senior Notes, which are unsecured, accrues at the rate of 10% per annum, and is payable semi-annually.  The Senior Notes, which do not amortize, are due on March 15, 2013.  The Senior Notes are guaranteed by all of our present subsidiaries and our future “restricted” subsidiaries.  The Senior Notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require us to apply a portion of our cash flow during 2003 to the reduction of our debt under our First, Second and Third facilities.  We have applied the proceeds of the Senior Notes offering, together with proceeds of our Third facility and cash on hand, to the purchase of the Metrostar tankers.

The total outstanding amounts as of December 31, 2003 associated with our First, Second and Third credit facilities and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)

AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
First credit facility
First term	$86,866	June 2006
First revolver	13,000	June 2006
Second credit facility
Second term	53,000	June 2006
Second revolver	9,000	June 2006
Third credit facility	247,461	March 2008
Senior Notes	250,000	March 2013

The sale of the Stavanger Prince during November 2002 resulted in net cash proceeds of $2.3 million of which we were required to use $1.7 million to repay long term debt of our first credit facility associated with the tanker pursuant to our loan agreements. The sale also reduced the amount that we can draw under our revolving credit facility by $1.2 million.

The sale of the Kentucky during March 2003 resulted in net cash proceeds of $2.9 million of which we were required to use $1.4 million to repay long-term debt of our First credit facility associated with the tanker pursuant to our loan agreements. The sale also reduced the amount that we can draw under our revolving credit facility by $1.2 million.   The sale of the West Virginia during December 2003 resulted in net cash proceeds of $3.7 million of which we were required to use $1.0 million to repay long-term debt of our First credit facility associated with the tanker pursuant to our loan agreement.  The sale also reduced the amount we can draw under our revolving credit agreement by $1.1 million.

In addition to tanker acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our tankers as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that tankers which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that tankers are to be drydocked every five years, while tankers 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys.  During 2004, we anticipate that we will drydock between eight and 13 vessels and that the expenditures to perform these drydocks will aggregate between $15 million to $20 million.  The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Net cash provided by operating activities increased 308% to $178.1 million for the year ended December 31, 2003, compared to $43.6 million for the prior year. This increase is primarily attributable to net income of $84.5 million, depreciation and amortization of $84.9 million and a non-cash impairment charge of $18.8 million for the year ended December 31, 2003 compared to net loss of $9.7 million, depreciation and amortization of $60.4 million and a non-cash impairment charge of $13.4 million for the prior year.

Net cash used by investing activities was $502.9 million for the year ended December 31, 2003 compared to net cash provided by investing activities of $2.0 million for the year ended December 31, 2002. During the year ended December 31, 2003, we expended $528.5 million for the purchase of 19 tankers and received $27.2 million from the sale of four Aframax tankers.  During the year ended December 31, 2002, we received $2.2 million from the sale of one Aframax tanker.

Net cash provided by financing activities was $361.0 million for the year ended December 31, 2003 compared to net cash used by financing activities of $60.2 million for the year ended December 31, 2002. The change in cash provided by financing activities relates to the following:

•                                          Net proceeds from borrowing under long-term debt during the year ended December 31, 2003 aggregated $521.2 million consisting of $246.2 million of proceeds from the issuance of Senior Notes and $275.0 million of borrowings under our Third Credit Facility.

•                                          Principal repayments of long-term debt during the year ended December 31, 2003 aggregated $145.7 million, which consisted of $91.6 million of principal repayments under our First, Second and Third Credit Facilities and $54.1 million of net payments made under our revolving credit facilities.  During the year ended December 31, 2002, principal repayments of long-term debt aggregated $59.6 million, which consisted of  $74.6 million of scheduled principal repayments under our First and Second Credit Facilities and $15.0 million of net borrowings made under our revolving credit facilities.

•                                          During the years ended December 31, 2003 and 2002, payments for deferred financing costs aggregated $14.6 million and $0.1 million, respectively.

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

Net cash provided by investing activities was $2.0 million for the year ended December 31, 2002 compared to net cash used by investing activities of $261.8 million for the prior year. During the year ended December 31, 2001, we expended $256.1 million for the purchase of 10 tankers, and $5.4 million for the purchase of General Maritime Management (Hellas) Ltd. (formerly United Overseas Tankers Ltd.).

Net cash used by financing activities was $60.2 million for the year ended December 31, 2002 compared to net cash provided by financing activities of $172.0 million for the prior year. The change in cash used by financing activities relates to the following:

•                                          Net proceeds used from borrowing under long-term debt was $15.0 million which was drawn from our revolving credit facility for the year ended December 31, 2002 compared to $386.1 million which was associated with our new credit facilities in connection with the refinancing of our prior loans for the prior year.

•                                          Principal repayments of long-term debt was $74.6 million for the year ended December 31, 2002 associated with the payment of debt associated with the Stavanger Prince as well as the principal repayment schedule of the term loans of our First and Second credit facilities compared to $334.1 million for the prior year associated with the refinancing of our prior loans, the repayment of loans associated with five tankers which we acquired, and the scheduled principal repayments of our current first and second credit facilities.

•                                          Proceeds from the issuance of common stock from our initial public offering were $126.3 million during the year ended December 31, 2001. We had no such proceeds during 2002.

Our operation of ocean-going tankers carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (1) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (2) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (3) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (4) loss of hire insurance for loss of revenue for up to 90 days resulting from tanker off hire for all of our tankers. In light of overall economic conditions as well as recent international events, including the attack on the VLCC Limburg in Yemen in October 2002, and the related risks with respect to the operation of ocean-going tankers and transportation of crude oil, we expect that we will be required to pay higher premiums with respect to our insurance coverage in 2004 and will be subject to increased supplemental calls with respect to its protection and indemnity insurance coverage payable to protection and indemnity associations in amounts based on our own claim records as well as the claim records of the other members of those associations related to prior year periods of operations. We believe that the increase in insurance premiums and supplemental calls is industry wide and do not foresee that it will have a material adverse impact on our tanker operations or overall financial performance. To the extent such costs cannot be passed along to our customers, such costs will reduce our operating income.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies. Except for a change in the estimated useful lives of our single-hull tankers, we believe that there has been no change in or additions to our critical accounting policies since December 2001.

REVENUE RECOGNITION. Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured.   Our revenues are earned under time charters or voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain provisions which provide for adjustments to time charter rates based on agreed-upon market rates.  Revenue for voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past four years ended December 31, 2003. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of December 31, 2003, we provided a reserve of approximately 13% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

DEPRECIATION AND AMORTIZATION. We record the value of our tankers at their cost (which includes acquisition costs directly attributable to the tanker and expenditures made to prepare the tanker for its initial voyage) less accumulated depreciation. We depreciate our non-single hull tankers on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. The useful lives of our single-hull tankers range from 19 to 21 years from the date of delivery, as we consider 2010 to coincide with the end of their useful lives.    We believe that a 25-year depreciable life for double-hull and double-sided tankers  is consistent with that of other ship owners. Depreciation is based on cost less the estimated residual scrap value. We estimate residual scrap value as the lightweight tonnage of each tanker multiplied by $125 scrap value per ton, which we believe approximates the historical average price of scrap steel. An increase in the useful life of the tanker would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual value would decrease the amount of the annual depreciation charge. A decrease in the useful life of the tanker would have the effect of increasing the annual depreciation charge. A decrease in the residual value would increase the amount of the annual depreciation charge.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, "Consolidation of Variable Interest Entities," which clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance sheet entities.    It provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than voting interests.  It requires consolidation of Variable Interest Entities (“VIEs”) only if those VIEs do not effectively disperse the risks and benefits amount the various parties involved.  In October 2003, the effective date of FIN No. 46 was deferred for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities for the Company to the quarter ended January 3, 2004.   Based on the current rules, the Company does not believe it will be required to consolidate any variable interest entities as a result of FIN 46.

In April 2003, the FASB issued Statement of Financial Standards ("SFAS")  No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2003, we had $409.3 million of floating rate debt with a margins over LIBOR ranging from 1.5% to 1.625% compared to $280.0 million for the prior year. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of December 31, 2003 and December 31, 2002, we were party to interest rate swap agreements having aggregate notional amounts of $71.5 million and $102.8 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of December 31, 2003 the fair value of these swaps was a liability to us of $2.5 million. A one percent increase in LIBOR would increase interest expense on the portion of our $337.8 million outstanding floating rate indebtedness that is not hedged by approximately $3.4 million per year from December 31, 2003.

FOREIGN EXCHANGE RATE RISK

The international tanker industry's functional currency is the U.S. dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the year ended December 31, 2003, at least 17% of the Company’s direct vessel operating expenses were denominated in these currencies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MARITIME CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

General Maritime Corporation

We have audited the consolidated balance sheets of General Maritime Corporation and its subsidiaries (the “Company”) as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 27, 2004

New York, New York

GENERAL MARITIME CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Dollars in thousands except per share data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$38,905	$2,681
Due from charterers	36,209	25,008
Vessels held for sale	10,388	4,000
Prepaid expenses and other current assets	16,971	12,152
Total current assets	102,473	43,841

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $217,228 and $145,411, respectively	1,114,978	711,344
Other fixed assets, net	2,069	870
Deferred drydock costs, net	22,620	15,555
Deferred financing costs, net	15,685	4,563
Due from charterers	—	351
Goodwill	5,753	5,753
Total noncurrent assets	1,161,105	738,436
TOTAL ASSETS	$1,263,578	$782,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,418	$15,157
Accrued interest	7,800	359
Current portion of long-term debt	59,553	62,003
Total current liabilities	89,771	77,519

NONCURRENT LIABILITIES:
Deferred voyage revenue	6,330	744
Long-term debt	596,117	218,008
Derivative liability for cash flow hedge	2,480	4,370
Total noncurrent liabilities	604,927	223,122
TOTAL LIABILITIES	694,698	300,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; Authorized 75,000,000 shares; Issued and outstanding 37,769,145 and 37,589,770 shares at December 31, 2003 and December 31, 2002, respectively	378	376
Paid-in capital	420,987	418,782
Restricted stock	(5,113)	(3,742)
Retained earnings	155,108	70,590
Accumulated other comprehensive loss	(2,480)	(4,370)
Total shareholders’ equity	568,880	481,636
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,263,578	$782,277

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands except per share data)

	2003	2002	2001
VOYAGE REVENUES:
Voyage revenues	$454,456	$226,357	$217,128
OPERATING EXPENSES:
Voyage expenses	117,810	80,790	52,099
Direct vessel expenses	91,981	55,241	42,140
General and administrative	22,866	12,026	9,550
Depreciation and amortization	84,925	60,431	42,820
Gain on sale of vessels	(1,490)	(266)	—
Impairment charge	18,803	13,366	—
Total operating expenses	334,895	221,588	146,609
OPERATING INCOME	119,561	4,769	70,519
OTHER EXPENSE:
Interest income	462	236	1,436
Interest expense	(35,505)	(14,747)	(17,728)
Other expense	—	—	(3,006)
Net other expense	(35,043)	(14,511)	(19,298)
Net income (loss)	$84,518	$(9,742)	$51,221

Earnings (loss) per common share:
Basic	$2.29	$(0.26)	$1.70
Diluted	$2.26	$(0.26)	$1.70

Weighted average shares outstanding- basic	36,967,174	36,980,600	30,144,709

Weighted average shares outstanding- diluted	37,355,764	36,980,600	30,144,709

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands except per share data)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance as of January 1, 2001	$215	$157,584		$29,111			$186,910
Net Income				51,221		$51,221	51,221
Cumulative effect of change in Accounting principle					$(662)	(662)	(662)
Unrealized derivative losses on cash flow hedge					(445)	(445)	(445)
						$50,114

Sale of common stock	80	126,201					126,281
Common stock issued to acquire assets	75	132,310					132,385
Balance as of December 31, 2001	370	416,095		80,332	(1,107)		495,690

Net Loss				(9,742)		$(9,742)	(9,742)
Unrealized derivative losses on cash flow hedge					(3,263)	(3,263)	(3,263)
						$(13,005)

Issuance of 625,000 shares of restricted stock	6	3,788	$(3,794)				—
Restricted stock amortization			52				52
Purchase price adjustment		(634)					(634)
Common stock issuance costs		(467)					(467)
Balance as of December 31, 2002	376	418,782	(3,742)	70,590	(4,370)		481,636
Net Income				84,518		$84,518	84,518
Unrealized derivative gains on cash flow hedge					1,890	1,890	1,890
						$86,408

Issuance of 155,000 shares of restricted stock	2	2,058	(2,060)				—

Restricted stock amortization			689				689
Exercise of stock options	—	147					147
Balance as of December 31, 2003	$378	$420,987	$(5,113)	$155,108	$(2,480)		$568,880

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	2003	2002	2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$84,518	$(9,742)	$51,221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of vessels	(1,490)	(266)	—
Impairment charge	18,803	13,366	—
Depreciation and amortization	84,925	60,431	42,820
Other expense	—	—	1,184
Amortization of discount on senior notes	185	—	—
Resticted stock compensation expense	689	52	—
Changes in assets and liabilities:
Increase in due from charterers	(10,850)	(5,645)	(6,706)
Increase in prepaid expenses and other assets	(4,819)	(3,433)	(3,383)
Increase in accounts payable and accrued expenses	7,261	4,660	1,910
Increase (decrease) in accrued interest	7,441	(61)	(1,809)
Increase (decrease) in deferred voyage revenue	5,586	(2,179)	1,526
Deferred drydock costs incurred	(14,137)	(13,546)	(3,321)
Net cash provided by operating activities	178,112	43,637	83,442

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Purchase of vessels	(528,519)	—	(256,135)
Purchase of other fixed assets	(1,677)	(217)	(276)
Proceeds from sale of vessels	27,277	2,251	—
Acquisition of business net of cash received	—	—	(5,392)
Net cash (used) provided by investing activites	(502,919)	2,034	(261,803)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Decrease in restricted cash	—	—	149
Proceeds from senior notes offering	246,158	—	—
Long-term debt borrowings	275,000	—	325,000
Principal payments on long - term debt	(91,584)	(74,589)	(334,149)
Net (payments) borrowings on revolving credit facilitities	(54,100)	15,000	61,100
Deferred financing costs paid	(14,590)	(120)	(6,357)
Proceeds from issuance of common stock	147	—	126,281
Common stock issuance costs	—	(467)	—
Net cash provided (used) by financing activities	361,031	(60,176)	172,024

Net increase (decrease) in cash	36,224	(14,505)	(6,337)
Cash, beginning of the year	2,681	17,186	23,523
Cash, end of year	$38,905	$2,681	$17,186

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,064	$14,808	$19,437

Supplemental schedule of noncash financing activities:
Common stock issued for vessels	$—	$—	$132,385

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

As part of the Company’s recapitalization, Mr. Georgiopoulos transferred the equity interests in the old General Maritime Corporation to the Company along with the general partnership interests in the vessel owning limited partnerships in exchange for equity interests in the Company.

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

Certain reclassifications have been made to prior year financial statements to conform to 2003 presentation.

BUSINESS GEOGRAPHICS.  Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

SEGMENT REPORTING.  The Company has determined that it operates in one reportable segment, the transportation of crude oil with its fleet of midsize tankers.

PRINCIPLES OF CONSOLIDATION.  The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS.  Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2003 and 2002, the Company has a reserve of approximately $1,143 and $513, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters are recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.

VESSELS, NET.  Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard for non-single-hull vessels. During the fourth quarter of 2003,  management determined that single-hull vessels can only trade until 2010, when regulatory restrictions require their phase out unless certain conditions are met, resulting in a reduction of the estimated useful lives of single-hull vessels to 19 to 21 years from the date of initial delivery from the shipyard.  This change in estimate resulted in an increase in depreciation expense on the Company’s nine single-hull vessels during the fourth quarter of 2003 of approximately $2,100, or $0.06 per share, and will result in additional annual depreciation expense of approximately $8,500 through 2009.

Depreciation is based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. Undepreciated cost of any asset component being replaced is written off as a component of direct vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred.

OTHER FIXED ASSETS, NET.  Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION	USEFUL LIVES
Furniture, fixtures and other equipment	10 years
Vessel equipment	5 years
Computer equipment	4 years

IMPAIRMENT OF LONG-LIVED ASSETS.  The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount.  In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future charter rates and vessel operating costs are included in this analysis.

During the year ended December 31, 2003, an impairment charge of $18,803 was recorded on five of the Company’s single-hull vessels (see Note 4).  During the year ended December 31, 2002, an impairment charge of $13,366 was recorded on three of the Company’s single-hull vessels which were disposed of during the years ended December 31, 2003 and 2002 (see Note 4).

DEFERRED DRYDOCK COSTS, NET.  Approximately every 30 to 60 months the Company’s vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company capitalizes costs associated with the drydocks as they occur and amortizes these costs on a straight line basis over the period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the statement of operations. For the years ended December 31, 2003, 2002 and 2001, amortization was $7,072, $4,340 and $2,389, respectively. Accumulated amortization as of December 31, 2003 and 2002 was $13,348 and $6,276, respectively.

DEFERRED FINANCING COSTS, NET.  Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in depreciation and amortization. Amortization was $3,468, $1,492 and $890 for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated amortization as of December 31, 2003 and 2002 was $4,934 and $2,099, respectively.

GOODWILL.  As of January 1, 2002, the Company adopted the provisions for SFAS No. 142 “Goodwill and Other Intangible Assets.”  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value.  Prior to the adoption of SFAS No. 142, the Company amortized goodwill.  The amount of such unamortized goodwill was $5,713 as of January 1, 2002.  In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective January 1, 2002.  The Company’s only reporting unit with goodwill is its technical management business, which is not a reportable segment.  The Company determined that there was no impairment of goodwill as of the transition date and during the years ended December 31, 2003 and 2002.

INCOME TAXES.  The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code, the Company is exempt from U.S. income tax on its income attributable to the operation of vessels in international commerce. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes.  Therefore, no provision for income taxes is required.

DEFERRED VOYAGE REVENUE.  Deferred voyage revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income in the appropriate future periods.

COMPREHENSIVE INCOME.  The Company follows Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income less charges related to the adoption and implementation of SFAS No. 133.

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

STOCK BASED COMPENSATION.  The Company accounts for stock based employee compensation arrangements in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, between the fair value of the Company’s stock and the exercise price of the option. Options are generally granted at the fair market value at the date of grant.

FAIR VALUE OF FINANCIAL INSTRUMENTS.  The estimated fair values of the Company’s financial instruments other than its Senior Notes approximate their individual carrying amounts as of December 31, 2003 and 2002 due to their short-term maturity or the variable-rate nature of the respective borrowings.  The estimated fair value of the Company’s Senior Notes are based on quoted market prices.

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

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the years ended December 31, 2003, 2002 and 2001 included pay-fixed swaps. As of December 31, 2003, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the years ended December 31, 2003, 2002 and 2001, the Company recognized a credit/(charge) to OCI of $1,890, $(3,263) and $(1,107), respectively.  The aggregate liability in connection with a portion of the Company’s cash flow hedges as of December 31, 2003 and 2002 was $2,480 and $4,370, respectively, and is presented as Derivative liability for cash flow hedge on the balance sheet.

CONCENTRATION OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk are trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS.  Effective January 1, 2001, the Company adopted Statement of Financial Standards (“SFAS”) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (“SFAS 133”), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in the other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the Company’s results of operations or financial position. The Company recognized a charge to OCI of $662 as a result of cumulative effect in accounting change in relation to the adoption of SFAS No. 133. During June 2001, the Company terminated its interest rate swap agreements, which resulted in the reversal of the entire OCI balance. Pursuant to the termination of these interest rate swap agreements, the Company made an aggregate cash payment of approximately $1,822 to counterparties. This amount is included in the statement of operations as a component of other expense. In August and October 2001, the Company entered into interest rate swap agreement (see Note 8).

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

2.  ACQUISITIONS

As part of the Company’s recapitalization, the Company acquired United Overseas Tankers, Ltd. (“UOT”), a Greek company providing technical management services exclusively to the Company, for $5,979. The Company recorded goodwill of $5,954 that reflected the excess of purchase price over fair value of net assets acquired. The composition of the fair value of net assets acquired are as follows:

Cash	$37
Other current assets	3
Fixed assets	50
Fair value of assets acquired	90
Less: Liabilities assumed	(65)
Fair value of net assets acquired	25
Cash paid	5,429
Due to sellers	550
Total paid	5,979
Goodwill	$5,954

Goodwill was being amortized over a 15 year period. For the year ended December 31, 2001, amortization was $201. Effective January 1, 2002, amortization of goodwill is no longer permitted. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of acquisition. Pro forma net assets and results of operations of this acquisition had the acquisition occurred at the beginning of 2001 were not material and accordingly, have not been provided. Results of UOT’s operations for the period from January 1, 2001 through June 12, 2001 were not significant to the Company’s operations for the year ended December 31, 2001.

Prior to the acquisition, the Company paid management fees to UOT of $547for the year ended December 31, 2001.

On June 15, 2001, in accordance with the Company’s recapitalization, the Company purchased five vessels for an aggregate purchase price of approximately $145,050 and also purchased certain other assets. Consideration in this transaction consisted of approximately 5,675,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, and the assumption of indebtedness. On June 14, 2002, an adjustment was made to the purchase price of some of the vessels which we acquired for shares at the time of the Company’s initial public offering whereby the Company received 35,230 shares of common stock valued at $18.00 per share as settlement of $634 owed to the Company by the sellers as of June 15, 2001. These shares have been retired and are shown on the Company’s statement of shareholders’ equity as a reduction of paid-in capital.

From June 27, 2001 through August 24, 2001, the Company acquired ten vessels for an aggregate purchase price of approximately $283,636. Included in this purchase price are 1,680,000 shares of common stock at an initial public offering price of $18.00 per share, subject to post closing adjustment, valued at $30,243.

During the period from March 2003 to May 2003, the Company acquired 19 tankers from an unaffiliated entity consisting of 14 Suezmax tankers and five Aframax tankers.  The aggregate purchase price of these vessels was $525,000, which was financed through the use of cash and borrowings under the Company’s existing revolving credit facilities together with the incurrance of additional debt described in Note 8.

3.  EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the exercise of all dilutive stock options (see Note 14) using the treasury stock method and the granting of unvested restricted stock awards (see Note 15), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share is as follows:

	Year ended December 31,
	2003	2002	2001

Basic earnings (loss) per share:
Weighted average common shares outstanding	36,967,174	36,980,600	30,144,709

Diluted earnings (loss) per share:
Weighted average common shares outstanding	36,967,174	36,980,600	30,144,709
Stock options	52,176	—	—
Restricted stock awards	336,414	—	—
	37,355,764	36,980,600	30,144,709

4.  IMPAIRMENT CHARGE/ GAIN ON SALE OF VESSELS

During September 2002, the Company decided to retire a 1979-built single-hull Aframax tanker through its sale for scrap. This decision was based on management’s assessment of estimated charter rates for the vessel and the estimated daily operating costs as well as the cost of this vessel’s next drydocking which was scheduled for April 2003.  An impairment charge of $4,520 was recognized during the year ended December 31, 2002, which was the amount by which the vessel’s carrying value exceeded the estimated net proceeds to be received upon disposal.  When the vessel was sold in November 2002, a $266 gain was recognized for the amount by which net proceeds received upon sale of the vessel exceeded the vessel’s then carrying value.

During December 2002, the Company decided to sell a 1980-built single-hull Aframax tanker and a 1981-built single-hull Aframax tanker. This decision was based on management’s assessment of the projected cost associated with the vessels’ next drydockings which were scheduled to occur during 2003 and the estimated operating revenues for the vessels over their remaining operating lives. An impairment charge of $8,846 was recorded during the year ended December 31, 2002 that represents the difference between the vessels’ book values and the estimated proceeds from their anticipated sale. These vessels were written down to their estimated net selling price of $2,000 per vessel, and were reclassified on the December 31, 2002 balance sheet from vessels to vessels held for sale.

During 2003, the vessels held for sale as of December 31, 2002 were sold, resulting in an aggregate gain on sale of vessels of $2,664.  Also during 2003, three double-bottom Aframax vessels acquired in 2003 were sold for an aggregate loss on sale of vessels of $1,174.  Of these three vessels, two were delivered to their new owners in 2003 and one was delivered to its new owner in February 2004.

In December 2003, the International Maritime Organization adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010, unless the flag state extends the date to 2015.  Management determined that the useful lives of its nine single-hull tankers would end in 2010, which is four to six years earlier than the 25-year useful lives the vessels had previously been ascribed.  Because of the reduction in the useful lives of these single-hull tankers, an impairment evaluation was performed in accordance with the guidelines of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The completion of our evaluation indicated that the carrying value of five of our nine single-hull tankers exceeded the expected undiscounted future cash flows attributable to these assets, resulting in an impairment.  Our total impairment charge recognized during the fourth quarter was $18,803.  In accordance with our policy, the impairment loss was determined to be equal to the amount by which the carrying value of these five tankers exceeded their estimated fair value.

In addition to the impairment charge taken on five single-hull tankers, effective October 1, 2003, the estimated useful lives of the nine single-hull tankers were reduced to useful lives ranging from 19 to 21 years.  The effect of this change in accounting estimate will increase depreciation expense by approximately $8,500 per year on these nine single-hull tankers through the end of their estimated useful lives in 2010.

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2003	December 31, 2002
Bunkers and lubricants inventory	$14,198	$9,246
Other	2,773	2,906
Total	$16,971	$12,152

6.  OTHER FIXED ASSETS

Other fixed assets consist of the following:

	December 31, 2003	December 31, 2002
Other fixed assets:
Furniture, fixtures and equipment	$948	$421
Vessel equipment	1,786	1,229
Computer equipment	705	196
Total cost	3,439	1,846
Less: accumulated depreciation	1,370	976
Total	$2,069	$870

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2003	December 31, 2002
Accounts payable	$13,357	$10,199
Accrued expenses	9,061	4,958
Total	$22,418	$15,157

8.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2003	December 31, 2002
First Credit Facility
Term Loan	$86,866	$129,411
Revolving Credit Facility	13,000	54,100
Second Credit Facility
Term Loan	53,000	74,500
Revolving Credit Facility	9,000	22,000
Third Credit Facility	247,461	—
Senior Notes, net of $3,657 discount	246,343	—
Total	655,670	280,011
Less: Current portion of long-term debt	59,553	62,003
Long-term debt	$596,117	$218,008

Pursuant to the Company’s recapitalization on June 12, 2001, 12 loan facilities, consisting of senior and junior facilities, with an aggregate principal balance of approximately $217,850, were fully repaid, $70,100 from the proceeds of the Company’s Initial Public Offering and the remainder with borrowings made under a new credit facility (the “First Credit Facility”). The Company wrote off the unamortized deferred loan costs aggregating $1,184 associated with these 12 loan facilities. Additionally, in June 2001, the Company terminated all of its interest rate swap agreements pertaining to these 12 loan facilities by paying the counterparties an aggregate amount of $1,822. These termination charges and the write off of the unamortized deferred loan costs which combined aggregated to $3,006 were recorded in the statement of operations as a component of other expenses.

In June 2001 the Company entered into two new credit facilities. The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. Due to the sale of three of the Aframax tankers securing the First Credit Facility (see Note 4), the revolving loan facility was reduced to $96,519. As of December 31, 2003, the Company had $86,866 outstanding on the term loan and $13,000 outstanding on the revolving loan. The Company’s obligations under the First Credit Facility are secured by 17 vessels, with an aggregate carrying value of $407,878 at December 31, 2003.

On June 27, 2001, the Company entered into an additional credit facility (the “Second Credit Facility”) consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of December 31, 2003, the Company had $53,000 outstanding on the term loan and $9,000 outstanding on the revolving loan. The Company’s obligations under the Second Credit Facility are secured by nine vessels with an aggregate carrying value of $234,070 at December 31, 2003.

On March 11, 2003 in connection with the 19 vessels acquired by the Company as discussed in Note 2, the Company entered into commitments for $450,000 in credit facilities.  These credit facilities are comprised of a first priority $350,000 amortizing term loan (the “Third Credit Facility”) and a second priority $100,000 non-amortizing term loan (the “Second Priority Term Loan”).  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275,000 (such reduction from $350,000 will be treated as a prepayment of the first six installments due under this facility) and the Second Priority Term Loan was eliminated.  The Third Credit Facility matures on March 10, 2008, is repayable in 19 quarterly installments and bears interest at LIBOR plus 1.625%.  During 2003, the Company made principal repayments of $27,539 on the Third Credit Facility consisting of: (i) $11,189 repaid upon the sale of two of the vessels securing this credit facility and (ii) $16,350 repaid pursuant to terms of the Senior Notes described below, which require the Company to repay during 2003 from a portion of its cash flows (as defined) indebtedness under its First, Second and Third Credit Facilities.   As of December 31 2003, the Company had outstanding $247,461 on the Third Credit Facility. The Company’s obligations under the Third Credit Facility agreements are secured by 17 vessels, including one vessel which is held for sale, with an aggregate carrying value of approximately $483,418 at December 31, 2003.

The terms and conditions of the First, Second and Third Credit Facilities require compliance with certain restrictive covenants. Under these credit facilities, the Company is required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.

Interest rates during the year ended December 31, 2003 ranged from 2.56% to 3.00% on the First, Second and Third Credit Facilities.

In August 2001 and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans, described above.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.   The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.   The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of December 31, 2003, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $45,000 and $26,500, respectively. The changes in the notional principal amounts of the swaps during the years ended December 31, 2003 and 2002 are as follows:

	December 31, 2003	December 31, 2002
Notional principal amount, beginning of year	$102,750	$139,250
Amortization of swaps	(31,250)	(36,500)
Notional principal amount, end of the year	$71,500	$102,750

The Company would have paid approximately $2,480 and $4,370 to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2003 and 2002, respectively. This fair value is based upon estimates received from financial institutions.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2003, 2002 and 2001 was $2,919, $3,223, $943, respectively.

On March 20, 2003, in connection with the 19 vessels acquired by the Company as discussed in Note 2, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.   Interest is paid on the Senior Notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158, which is net of the original issue discount of $3,842.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.   As of December 31, 2003, the discount on the Senior Notes was $3,657.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require the Company during 2003 to make additional principal repayments to reduce its debt under the First, Second and Third Credit Facilities based on certain cash flow calculations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due are deemed to be a default under the Senior Notes agreement.

Pursuant to certain of the aforementioned provisions of the Senior Notes, the Company is required to make additional principal repayments during 2003 for the reduction of its debt under the First, Second and Third Credit Facilities.  During the year ended December 31, 2003, the total amount of the additional principal repayments for the four quarters of 2003 aggregated  $49,856, of which $19,031 was paid during 2003 to reduce a portion of the revolving loans under the First and Second Credit Facilities and $16,350 was paid during 2003 to reduce the Third Credit Facility.  Of the unpaid amount of $14,475 as of December 31, 2003, $5,669 will be used to repay a portion of the revolving loans outstanding on the First and Second Credit Facilities and $8,806 will be applied to the Third Credit Facility by February 29, 2004.

Of the net proceeds of $24,347 received on the sale during 2003 of the 1981-built Aframax vessel and the two double-bottom Aframax vessels described in Note 4, $12,246 was used to repay indebtedness under the Company’s First and Third Credit Facilities.  The terms of the Company’s Senior Notes require that, if the $12,101 amount by which the net proceeds from the sale of the three vessels exceed the indebtedness repaid is not used to acquire or invest in additional assets, as defined, within 360 days after the sale of the vessels, such excess must be used to repay a portion of the Senior Notes.

As of December 31, 2003, the Company is in compliance with all of the financial covenants under its First, Second and Third Credit Facilities and its Senior Notes.

Interest expense under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated  $35,505, $14,747 and $17,728 for the years ended December 31, 2003, 2002 and 2001, respectively.

Based on borrowings as of December 31, 2003, aggregate maturities under the First, Second and Third Credit Facilities including permanent repayments of the Third Credit Facility of $8,806 described above as well as the Senior Notes are as follows:

PERIOD ENDING DECEMBER 31,	First Credit Facility	Second Credit Facility	Third Credit Facility	Senior Notes	TOTAL
2004	$34,747	$16,000	$8,806	$—	$59,553
2005	34,747	16,000	43,370	—	94,117
2006	30,372	30,000	43,370	—	103,742
2007	—	—	54,243	—	54,243
2008	—	—	97,672	—	97,672
Thereafter	—	—	—	250,000	250,000

	$99,866	$62,000	$247,461	$250,000	$659,327

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$38,905	$38,905	$2,681	$2,681
Floating rate debt	409,327	409,327	280,011	280,011
Senior Notes	246,343	282,500	—	—
Cash flow hedges - net liability position	2,480	2,480	4,370	4,370

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.  The fair value of the Senior Notes has been determined based quoted market prices as of December 31, 2003.

10. REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2003, 2002 and 2001 was $58,743, $28,293 and $47,520, respectively. Future minimum time charter revenue, based on vessels committed to non-cancelable time charter contracts excluding time charters that are subject to a market rate adjustment with no minimum daily rate as of December 31, 2003 will be $70,219 during 2004 and $2,319 during 2005.

11.  SIGNIFICANT CUSTOMERS

For the years ended December 31, 2003 and 2002, the Company did not earn 10% or more of its voyage revenues from any single customer. For the year ended December 31, 2001, the Company earned $27,389 from one customer which represented 12.6% of voyage revenues.

12.  RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55.  For the years ended December 31, 2003, 2002 and 2001, the Company’s occupancy fees were $660 in each year.

During 2000, the Company loaned $486 to Mr. Peter C. Georgiopoulos.  This loan is included in prepaid expenses and other current assets.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2003.

During 2003, 2002 and 2001, the Company paid approximately $5, $181 and $10. respectively, to Poles, Tublin, Patestides & Stratakis LLP, a law firm with which the father of Mr. Georgiopoulos is affiliated.

During the year ended December 31, 2003, the Company incurred legal services (primarily in connection with the acquisition of 19 tankers during 2003) aggregating $249 to the father of Mr. Peter Georgiopoulos.  This amount is unpaid as of December 31, 2003 and is included in accounts payable and accrued expenses.

13.  SAVINGS PLAN

In November 2001, the Company established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 15 percent of their annual salaries with the Company matching up to the first three percent until April 2003 and six percent thereafter. The matching contribution vests over a four year period, retroactive to date of hire. During 2003, 2002 and 2001, the Company’s matching contribution to the Plan was $178, $90 and $26, respectively.

14.  STOCK OPTION PLAN

On June 10, 2001, the Company adopted the General Maritime Corporation 2001 Stock Incentive Plan. Under this plan the Company’s compensation committee, designated the board of directors or the board of directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan is 2,900,000 shares. On June 12, 2001, the Company granted incentive stock options and nonqualified stock options to purchase 860,000 shares of common stock at an exercise price of $18.00 per share (the initial public offering price) under the provisions of the 2001 Stock Incentive Plan. These options expire in 10 years. Options to purchase 110,000 shares of common stock vested immediately on June 12, 2001, the date of the grant. 25% of the remaining 750,000 options will vest on each of the first four anniversaries of the grant date. All options granted under this plan will vest upon a change of control, as defined. These options will be incentive stock options to the extent allowable under the Internal Revenue Code.  During 2003, 48,000 of these options were forfeited.

On November 26, 2002, the Company’s chief executive officer and chief operating officer surrendered to the Company outstanding options to purchase an aggregate of 590,000 shares of common stock. Also on November 26, 2002, options to purchase 143,500 were granted to other employees at an exercise price of $6.06 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.  During 2003, 24,375 of these options were exercised and 6,500 of these options were forfeited.

On May 5, 2003, the Company granted options to purchase 50,000 shares of common stock to the Company’s chief financial officer at an exercise price of $8.73 (the closing price on the date of grant). These options will vest in four equal installments on each of the first four anniversaries of the date of grant.  During 2003, all of these options were forfeited.

On June 5, 2003, the Company granted options to purchase an aggregate of 12,500 shares of common stock to five outside directors of the Company at an exercise price of $9.98 (the closing price on the date of grant). These options will vest in four equal installments on each of the first four anniversaries of the date of grant.

On November 4, 2003, the Company granted options to purchase an aggregate of 29,000 shares of common stock to certain employees of the Company at an exercise price of $13.29 (the closing price on the date of grant). These options will vest in four equal installments on each of the first four anniversaries of the date of grant.

The Company follows the provisions of APB 25 to account for its stock option plan. The fair value of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 47%, 63% and 54% for options granted during 2003, 2002 and 2001, respectively, risk free interest rate of 3.5%, 4.0% and 5.5% for options granted during 2003, 2002 and 2001, respectively, and no dividend yield for any options granted. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the options to purchase common stock granted on November 26, 2002 is $3.42 per share.  The fair value of the options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 4, 2003 is $3.95 per share, $4.52 per share, and $6.02 per share, respectively.

The following table summarizes stock option activity since the inception of option grants by the Company:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2001	860,000	$18.00	$8.50

Granted	143,500	$6.06	$3.42
Exercised
Forfeited	(590,000)	$18.00	$8.50

Outstanding, December 31, 2002	413,500	$13.86	$6.74

Granted	91,500	$10.35	$4.68
Exercised	(24,375)	$6.06	$3.42
Forfeited	(104,500)	$12.82	$6.01

Outstanding, December 31, 2003	376,125	$13.84	$6.98

The following table summarizes certain information about stock options outstanding as of December 31, 2003:

	Options Outstanding as of December 31, 2003			Options Exercisable as of December 31, 2003
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighed Average Exercise Price

$ 6.06	112,625	$6.06	8.90	9,875	$6.06
$ 9.98 - $13.29	41,500	$12.29	9.68	—	$12.29
$ 18.00	222,000	$18.00	7.45	150,000	$18.00

	376,125	$13.80	8.13	159,875	$17.26

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company’s net income and net income per share for the years ended December 31, 2003, 2002 and 2001, would have been stated at the pro forma amounts indicated below:

	2003	2002	2001
Net Income (Loss):

As reported	$84,518	$(9,742)	$51,221
Stock based compensation expense (benefit) using the fair value method	(201)	1,005	(2,764)
Pro forma	$84,317	$(8,737)	$48,457

Earnings (loss) per common share (as reported):

Basic	$2.29	$(0.26)	$1.70

Diluted	$2.26	$(0.26)	$1.70

Earnings (loss) per common share (pro forma):

Basic	$2.28	$(0.24)	$1.61

Diluted	$2.26	$(0.24)	$1.61

15.  RESTRICTED STOCK AWARDS

On November 26, 2002, the Company made grants of restricted common stock in the amount of 500,000 shares to its Chief Executive Officer, and 125,000 shares to its President and Chief Operating Officer. The restrictions on these shares will lapse seven years from the date of grant (or earlier upon the death, disability, dismissal without cause or resignation for good reason of the recipient or upon a change of control of the Company). Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant was charged to Shareholders’ Equity.  This charge is being amortized to general and administrative expenses at a rate of $541 per annum (pro rata for the remainder of 2002).

On November 4, 2003, the Company made grants of restricted common stock in the amount of 155,000 shares to certain officers and employees of the Company.  Of this total, 75,000 restricted shares were granted to the Chief Executive Officer of the Company and 30,000 restricted shares were granted to the President of General Maritime Management LLC (“GMM”), a wholly-owned subsidiary of the Company.  The remaining 50,000 restricted shares were granted to other officers and employees of the Company and GMM.  The restrictions on these shares lapse 20% on each anniversary date from the date of grant and become fully vested after five years.  Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant was charged to Shareholders’ Equity.  Amortization of this charge, which is included in general and administrative expenses, was $147 in 2003 and will be $876, $497, $301, $169 and $70 in 2004, 2005, 2006, 2007 and 2008.

16.  LEGAL PROCEEDINGS

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company or on its financial condition or results of operations.

17.  SUBSEQUENT EVENTS

In February 2004, the Company sold a vessel held for sale for its carrying value of $10,388, which represents the proceeds from sale of the vessel of $10,600 net of a $212 commission paid to a broker.

In February 2004, the Company entered into a lease for an aircraft.  The lease has a term of five years and requires monthly payments of the Company of $125.

ITEM 8. SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

(In thousands, except per share amounts)

	2003 Quarter Ended				2002 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Voyage revenues	$91,493	$126,248	$109,848	$126,867	$52,966	$54,552	$54,960	$63,879
Operating income	38,283	46,136	17,583	17,559	4,428	3,173	(4,430)	1,600
Net Income (Loss)	34,379	35,735	7,049	7,355	575	(634)	(7,944)	(1,737)

Earnings (Loss) Per Common Share:

Basic	$0.93	$0.97	$0.19	$0.20	$0.02	$(0.02)	$(0.21)	$(0.05)

Diluted	$0.92	$0.96	$0.19	$0.20	$0.02	$(0.02)	$(0.21)	$(0.05)

Weighted Average Shares
Outstanding:

Basic	36,965	36,965	36,965	36,974	37,000	36,993	36,965	36,965

Diluted	37,216	37,265	37,381	37,467	37,000	36,993	36,965	36,965

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent auditors regarding, the Company’s accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding General Maritime’s directors and executive officers is incorporated by reference herein to General Maritime’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004 (the “2004 Proxy Statement”). Information relating to our Code of Conduct and Ethics and to compliance with

Section 16(a) of the 1934 Act is set forth in our 2004 Proxy Statement relating and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of General Maritime’s executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is incorporated by reference herein to the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the beneficial ownership of shares of General Maritime’s common stock by certain persons is incorporated by reference herein to the 2004 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions of General Maritime is incorporated by reference herein to the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference herein to the 2004 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements.”

2.	The financial statement schedules listed in the “Index to Financial Statement Schedules.”

3.	Exhibits:

2.1	Plan of Recapitalization.(1)

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

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, changing name from General Maritime Ship Holdings Ltd. to General Maritime Corporation.(1)

3.3	Amended and Restated By-Laws of General Maritime Ship Holdings Ltd.(1)

4.1	Form of Common Stock Certificate of General Maritime Corporation.(2)

4.2	Form of Registration Rights Agreement.(3)

4.3	Form of 10% Senior Global Notes Due 2013, issued pursuant to Rule 144A and Regulation S.(5)

4.4	Form of Indenture relating to 10% Senior Notes, due 2013.(5)

10.1	$300,000,000 Credit Agreement dated June 12, 2001 among General Maritime Corporation, Christiania Bank og KreditKasse ASA, New York Branch and various Lenders.(2)

10.2	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to $300,000,000 Credit Agreement.(1)

10.3	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $300,000,000 Credit Agreement.(1)

10.4	Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta Flag Vessel, related to $300,000,000 Credit Agreement.(1)

10.5	Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Norwegian Flag Vessel, related to $300,000,000 Credit Agreement.(1)

10.6	Form of Insurance Assignment, related to $300,000,000 Credit Agreement.(1)

10.7	Form of Earnings Assignment, related to $300,000,000 Credit Agreement.(1)

10.8	Form of Master Vessel and Collateral Trust Agreement, related to $300,000,000 Credit Agreement.(1)

10.9	Form of Subsidiaries Guaranty, related to $300,000,000 Credit Agreement.(1)

10.10	Form of Pledge and Security Agreement, related to $300,000,000 Credit Agreement.(1)

10.11	[reserved]

10.12	Form of Insurance Assignment, related to $165,000,000 Credit Agreement.(4)

10.13	Form of Earnings Assignment, related to $165,000,000 Credit Agreement.(4)

10.14	Form of Subsidiaries Guaranty, related to $165,000,000 Credit Agreement.(4)

10.15	Form of Pledge and Security Agreement, related to $165,000,000 Credit Agreement.(4)

10.16	Form of Master Vessel and Collateral Trust Agreement, related to $165,000,000 Credit Agreement.(4)

10.17	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to $165,000,000 Credit Agreement.(4)

10.18	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $165,000,000 Credit Agreement.(4)

10.19	Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta Flag Vessel, related to $165,000,000 Credit Agreement.(4)

10.20	Escrow Agreement dated June 11, 2001 between General Maritime Ship Holdings Ltd., the Recipients and Partnerships listed therein and Mellon Investor Services LLC.(1)

10.21	Management Rights Agreement dated June 11, 2001 between General Maritime Corporation and OCM Principal Opportunities Fund, L.P.(2)

10.22	Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and Peter C. Georgiopoulous.(2)

10.23	Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and John P. Tavlarios.(2)

10.24	Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and James C. Christodoulou.(2)

10.25	Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and John C. Georgiopoulos.(2)

10.26	Form of General Maritime 2001 Stock Incentive Plan, as amended and restated, effective December 12, 2002.

10.27	Form of Outside Director Stock Option Grant Certificate.(1)

10.28	Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and Peter C. Georgiopoulos.(1)

10.29	Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and John P. Tavlarios. (1)

10.30	Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and James C. Christodoulou.(1)

10.31	Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and John C. Georgiopoulos.(1)

10.32	Form of Incentive Stock Option Grant Certificate.(2)

12.1	Computation of Ratio of Earnings to Fixed Changes.(*)

21.1	Subsidiaries of General Maritime Corporation.(*)

23.1	Consent of Independent Auditors.(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a) — 14(a) and 15(d) — 14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) — 14(a) and 15(d) — 14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

(*)                                 Filed herewith.

(1)                                  Incorporated by reference to Amendment No. 5 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.

(2)                                  Incorporated by reference to Amendment No. 4 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(3)                                  Incorporated by reference to Amendment No. 3 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.

(4)                                  Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.

(5)                                  Incorporated by reference to General Maritime’s Form S-4 filed with the Securities and Exchange Commission on June 20, 2003.

(b)           Current Reports on Form 8-K.

During the three months ended December 31, 2003, the Registrant filed one report on Form 8-K. The report was filed on November 13, 2003, and reported the appointment of Mr. John C. Georgiopoulos as interim chief financial officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this first amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 15, 2004.

GENERAL MARITIME CORPORATION

By:	/s/ Peter C. Georgiopoulos
Name: Peter C. Georgiopoulos
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of  1934, this first amended report has been signed on March 15, 2004, by the  following persons in the capacities indicated:

SIGNATURE		TITLE

/s/	Peter C. Georgiopoulos	CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND
	Peter C. Georgiopoulos	DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

/s/	John C. Georgiopoulos	VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY
	John C. Georgiopoulos	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/	John P. Tavlarios	DIRECTOR
John P. Tavlarios

/s/	Andrew Cazalet	DIRECTOR
Andrew Cazalet

/s/	William J. Crabtree	DIRECTOR
William J. Crabtree

/s/	Rex W. Harrington	DIRECTOR
Rex W. Harrington

/s/	Stephen A. Kaplan	DIRECTOR
Stephen A. Kaplan

/s/	Peter S. Shaerf	DIRECTOR
Peter S. Shaerf