Form 10-Q
period 2004-03-31
GENERAL MARITIME CORP/
filed 2004-05-10
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Yes ☒     No ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 6, 2004:

Common Stock, par value $0.01 per share 37,821,895 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

Item 1.    Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 31, 2004	DECEMBER 31, 2003
	(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$71,464	$38,905
Due from charterers	37,502	36,209
Vessel held for sale	—	10,388
Prepaid expenses and other current assets	21,349	16,971
Total current assets	130,315	102,473

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $237,890 and $217,228, respectively	1,094,332	1,114,978
Deposits on vessels	20,041	—
Other fixed assets, net	2,485	2,069
Deferred drydock costs	19,254	22,620
Deferred financing costs	14,874	15,685
Goodwill	5,753	5,753
Total noncurrent assets	1,156,739	1,161,105
TOTAL ASSETS	$1,287,054	$1,263,578

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,143	$22,418
Accrued interest	1,268	7,800
Current portion of long-term debt	61,369	59,553
Total current liabilities	85,780	89,771
NONCURRENT LIABILITIES:
Deferred voyage revenue	5,226	6,330
Long-term debt	546,026	596,117
Derivative liability for cash flow hedge	2,350	2,480
Total noncurrent liabilities	553,602	604,927
Total liabilities	639,382	694,698
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share authorized 75,000,000 shares; issued and outstanding 37,772,645 and 37,769,145 shares at March 31, 2004 and December 31, 2003, respectively	378	378
Paid-in capital	421,020	420,987
Restricted stock	(4,758)	(5,113)
Retained earnings	233,382	155,108
Accumulated other comprehensive loss	(2,350)	(2,480)
Total shareholders’ equity	647,672	568,880
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,287,054	$1,263,578

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
VOYAGE REVENUES:
Voyage revenues	$171,588	$91,493
OPERATING EXPENSES:
Voyage expenses	24,883	21,750
Direct vessel expenses	26,513	14,207
General and administrative	6,510	3,615
Depreciation and amortization	25,701	14,568
Gain on sale of vessel	—	(930)
Total operating expenses	83,607	53,210
OPERATING INCOME	87,981	38,283
INTEREST INCOME (EXPENSE):
Interest income	148	94
Interest expense	(9,855)	(3,998)
Net interest expense	(9,707)	(3,904)
Net income	$78,274	$34,379

Basic earnings per common share	$2.12	$0.93
Diluted earnings per common share	$2.08	$0.92

Weighted average shares outstanding:
Basic	36,990,607	36,964,770
Diluted	37,671,595	37,216,050

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance as of January 1, 2004	$378	$420,987	$(5,113)	$155,108	$(2,480)	$—	$568,880
Comprehensive income:
Net income				78,274		78,274	78,274
Unrealized derivative gains on cash flow hedge					130	130	130
Comprehensive income						$78,404
Exercise of stock options		33					33
Restricted stock amortization			355				355
Balance at March 31, 2004 (unaudited)	$378	$421,020	$(4,758)	$233,382	$(2,350)		$647,672

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$78,274	$34,379
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessel	—	(930)
Depreciation and amortization	25,701	14,568
Amortization of discount on senior notes	61	—
Restricted stock compensation expense	355	142
Changes in assets and liabilities:
Increase in due from charterers	(1,293)	(4,404)
Increase in prepaid expenses and other assets	(4,378)	(2,296)
(Decrease) increase in accounts payable and accrued expenses	(5,807)	1,108
(Decrease) increase in deferred voyage revenue	(1,104)	576
Deferred drydock costs incurred	(518)	(126)
Net cash provided by operating activities	91,291	43,017

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessels	—	(120,105)
Proceeds from sale of vessel	10,372	2,930
Purchase of other fixed assets	(575)	(236)
Deposits on vessels	(20,041)	(40,628)
Net cash used by investing activities	(10,244)	(158,039)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from senior notes offering	—	246,158
Long-term debt borrowings	—	77,969
Principal payments on long - term debt	(26,336)	(19,546)
Net payments on revolving credit facilities	(22,000)	(76,100)
Increase in deferred financing costs	(185)	(12,851)
Proceeds from the exercise of stock options	33	—
Net cash (used) provided by financing activities	(48,488)	215,630

Net increase in cash	32,559	100,608
Cash, beginning of the year	38,905	2,681
Cash, end of period	$71,464	$103,289

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,387	$3,252

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — General Maritime Corporation (the “Company”) through its subsidiaries provides international transportation services of seaborne crude oil. The Company’s fleet is comprised of both Aframax and Suezmax tankers. Most of the Company’s vessels are currently operating in the Atlantic basin, which consists primarily of ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts between two to ten weeks, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are typically paid by the owner of the vessel and specified voyage costs such as fuel and port costs are typically paid by the owner of the vessel.

A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2003 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2003.

BUSINESS GEOGRAPHICS — Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS.  Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At March 31, 2004 and December 31, 2003 the Company has a reserve of $1,143 against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters are recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.

VESSELS, NET -  Effective January 1, 2004, the Company increased residual scrap value of its tankers.  The impact of this change is to reduce depreciation expense by approximately $900 or $0.02 per share for the quarter ended.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

DERIVATIVE FINANCIAL INSTRUMENTS -To manage its exposure to fluctuating interest rates, the Company uses interest rate swap agreements. Interest rate differentials to be paid or received under these agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The fair values of interest rate swap agreements and changes in fair value are recognized in the financial statements as noncurrent assets or liabilities.

Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the three months ended March 31, 2004 and 2003 included pay-fixed swaps. As of March 31, 2004, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the three months ended March 31, 2004 and 2003, the Company recognized a credit to Accumulated other comprehensive loss of $130 and $250, respectively.  The aggregate liability in connection with a portion of the Company’s cash flow hedges as of March 31, 2004 was $2,350, and is presented as Derivative liability for cash flow hedge on the balance sheet.

STOCK BASED COMPENSATION.  The Company follows the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provides pro forma disclosure of net income and earnings per share as if the accounting provision of Statement of Financial Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation had been adopted. Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted. The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 47%, 63% and 54% for options granted during 2003, 2002 and 2001, respectively, risk free interest rate of 3.5%, 4.0% and 5.5% for options granted during 2003, 2002 and 2001, respectively, and no dividend yield for any options granted. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the options to purchase common stock granted on November 26, 2002 is $3.42 per share.  The fair value of the options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 4, 2003 is $3.95 per share, $4.52 per share, and $6.02 per share, respectively.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share for the three months ended March 31, 2004 and 2003, would have been stated at the pro forma amounts indicated below:

	2004	2003
Net Income:
As reported	$78,274	$34,379
Stock based compensation expense using the fair value method	87	65
Pro forma	$78,187	$34,314

Earnings per share (as reported):
Basic	$2.12	$0.93
Diluted	$2.08	$0.92

Earnings per share (pro forma):
Basic	$2.11	$0.93
Diluted	$2.08	$0.92

RECENT ACCOUNTING PRONOUNCEMENTS.  On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Such Interpretation addresses the consolidation of variable interest entities (“VIEs”), including special purpose entities (“SPEs”), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 (“FIN 46R”), which clarified certain complexities of FIN 46 and generally requires adoption no later than December 31, 2003 for entities that were considered SPEs under previous guidance, and no later than March 31, 2004 for all other entities. The Company adopted FIN 46R in its entirety as of December 31, 2003 even though adoption for non-SPEs was not required until March 31, 2004.  The adoption of FIN46R did not have a material impact on the Company’s financial statements.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.  For the three months ended March 31, 2004, all stock options were considered to be dilutive.  For the three months ended March 31, 2003, 270,000 stock options were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2004 and 2003 are as follows:

	March 31,
	2004	2003

Basic earnings per share:
Weighted average common shares outstanding	36,990,607	36,964,770

Diluted earnings per share:
Weighted average common shares outstanding	36,990,607	36,964,770
Stock options	128,733	42,709
Restricted stock awards	552,255	208,571

	37,671,595	37,216,050

3.             ACQUISITIONS

During the period from March 2003 to May 2003, the Company acquired 19 tankers from an unaffiliated entity consisting of 14 Suezmax tankers and five Aframax tankers.  The aggregate purchase price of these vessels was $525,000, which was financed through the use of cash and borrowings under the Company’s existing revolving credit facilities together with the incurrance of additional debt described in Note 4.

In March 2004, the Company agreed to acquire, for cash, from an unaffiliated entity, three Aframax and two Suezmax vessels, four newbuilding Suezmax contracts and 100% of a technical management company. The Company entered into this transaction to increase the size and reduce the average age of its fleet. The transaction is subject to customary closing conditions and is expected to be completed by May 2004.  The aggregate purchase price of these assets and the technical management company is approximately $248,100, which is expected to be financed through cash on hand and borrowings under the Company’s existing revolving credit facilities.  As the Company did not take possession of any of these assets and none of the risks or rewards asociated with ownership had transferred as of March 31, 2004, no results of operations from the acquisition have been included in operations for the periods presented.  As of March 31, 2004, $19,900 was placed into an escrow account with the seller as a deposit on the purchase of the five vessels.

The remaining installments on the four newbuilding Suezmax contracts to be paid by the Company aggregate $166,893 and are payable as follows: $8,695 in 2005, $76,078 in 2006 and $82,120 in 2007.

4.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
	(unaudited)
First Credit Facility
Term Loan	$78,180	$86,866
Revolving Credit Facility	—	13,000
Second Credit Facility
Term Loan	49,000	53,000
Revolving Credit Facility	—	9,000
Third Credit Facility	233,812	247,461
Senior notes, net of discount	246,403	246,343
Total	$607,395	$655,670
Less: Current portion of long-term debt	61,369	59,553
Long-term debt	$546,026	$596,117

In June 2001, the Company entered into two credit facilities.  The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. Due to the sale of three of the Aframax tankers securing the First Credit Facility, the revolving loan facility was reduced to $96,519.  As of March 31, 2004, the Company had $78,180 outstanding on the term loan and $0 outstanding on the revolving loan. The Company’s obligations under the First Credit Facility are secured by 17 vessels, with an aggregate carrying value of $398,901 at March 31, 2004.

On June 27, 2001, the Company entered into an additional credit facility (the “Second Credit Facility”) consisting of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of March 31, 2004, the Company had $49,000 outstanding on the term loan and $0 outstanding on the revolving loan. The Company’s obligations under the Second Credit facility agreements are secured by nine vessels with a carrying value of approximately $229,910 at March 31, 2004.

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans, described above.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.   The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.   The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of March 31, 2004, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $40,500 and $24,500, respectively.

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2004 and 2003 was $589 and $784, respectively.

On March 11, 2003 in connection with the 19 vessels acquired by the Company as discussed in Note 3, the Company entered into commitments for $450,000 in credit facilities.  These credit facilities are comprised of a first priority $350,000 amortizing term loan (the “Third Credit Facility”) and a second priority $100,000 non-amortizing term loan (the “Second Priority Term Loan”).  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275,000 (such reduction from $350,000 will be treated as a prepayment of the first six installments due under this facility) and the Second Priority Term Loan was eliminated.  The Third Credit Facility matures on March 10, 2008, is repayable in 19 quarterly installments and bears interest at LIBOR plus 1.625%.  As of March 31, 2004, the Company had outstanding $233,812 on the Third Credit Facility. The Company’s obligations under the Third Credit Facility agreements are secured by 16 vessels with an aggregate carrying value of approximately $465,521 at March 31, 2004.

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

Interest rates during the three months ended March 31, 2004 ranged from 2.63% to 2.81% on the First, Second and Third Credit Facilities.

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.   Interest is paid on the senior notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158.  As of March 31, 2004, the discount on the Senior Notes is $3,597.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  The Senior Notes are guaranteed by all of the Company’s subsidiaries (all of which are 100% owned by the parent company General Maritime Corporation).  These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation. The parent company General Maritime Corporation has no independent assets or operations.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and required the Company during 2003 to make additional principal repayments to reduce its debt under the First, Second and Third Credit Facilities based on certain cash flow calculations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due are deemed to be a default under the Senior Notes agreement.

Of the net proceeds of $34,735 received on the sale during 2003 and 2004 of a 1981-built Aframax vessel and three double-bottom Aframax vessels, $17,089 was used to repay indebtedness under the Company’s First and Third Credit Facilities.  The terms of the Company’s Senior Notes require that, if the $17,646 amount by which the net proceeds from the sale of these four vessels exceed the indebtedness repaid is not used to acquire or invest in additional assets, as defined, within 360 days after the sale of the vessels, such excess must be used to repay a portion of the Senior Notes.  The purchase of the five vessels and four newbuilding contracts described in Note 3 meet the definition of additional assets under the terms of the Senior Notes and, accordingly, upon the acquisition of such assets, there will be no requirement to repay a portion of the Senior Notes.

As of December 31, 2003, the Company is in compliance with all of the financial covenants under its First, Second and Third Credit Facilities and its Senior Notes. In accordance with the terms of our Senior Notes, the Company cannot make cumulative "restricted payments" in excess of the sum of (1) 50% of net income earned subsequent to December 31, 2002, (2) Cash proceeds from the common stock issued subsequent to December 31, 2002, and (3) $25,000. "Restricted payments" principally include dividends, purchases of the Company's common stock, and repayments of debt subordinate to the Senior Notes prior to their maturity.

Based on borrowings as of March 31, 2004, aggregate maturities under the First, Second and Third credit facilities are as follows:

PERIOD ENDING DECEMBER 31,	First Credit Facility	Second Credit Facility	Third Credit Facility	Senior Notes	TOTAL
2004 (April 1- December 31)	$26,060	$12,000	$—	$—	$38,060
2005	34,746	16,000	42,490	—	93,236
2006	17,374	21,000	42,490	—	80,864
2007	—	—	53,142	—	53,142
2008	—	—	95,691	—	95,691
Thereafter	—	—	—	250,000	250,000
	$78,180	$49,000	$233,812	$250,000	$610,992

5.             DISPOSAL OF VESSELS

During October 2003, the Company decided to sell a 1986-Built double bottom Aframax tanker to help improve the age profile of the fleet.  During the three months ended March 31, 2004, the Company sold, at its carrying value of $10,388, the vessel which was held for sale as of December 31, 2003.  In November 2003, the Company contracted to sell this vessel, and the delivery of this vessel to its new owner would take place in early 2004.  The vessel was written down by $296 to the estimated proceeds to be received from the vessel’s disposition of $10,388 and was reclassified on the December 31, 2003 balance sheet from vessel to vessel held for sale.

During the three months ended March 31, 2003, the Company sold a vessel which was held for sale as of December 31, 2002 for $2,930, resulting in a gain of $930.  This decision to sell this vessel was based on management’s assessment of the projected cost associated with the vessel’s next drydocking which was scheduled to occur during 2003 and the estimated operating revenues for the vessel over its remaining operating lives. An impairment charge of $4,104 was recorded during the year ended December 31, 2002 that represents the difference between the vessel’s book value and the estimated proceeds from its anticipated sale. This vessel was written down to its estimated net selling price of $2,000, and was reclassified on the December 31, 2002 balance sheet from vessel to vessel held for sale.

6.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55. For the period from January 1, 2004 to March 31, 2004, the Company expensed $165 for occupancy fees. For the years ended December 31, 2003 and 2002, the Company’s occupancy fees were $660 in each year.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of March 31, 2004.

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

The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan is 2,900,000 shares. On June 12, 2001, the Company granted incentive stock options and nonqualified stock options to purchase 860,000 shares of common stock at an exercise price of $18.00 per share (the initial public offering price) under the provisions of the 2001 Stock Incentive Plan. These options expire in 10 years. Options to purchase 110,000 shares of common stock vested immediately on June 12, 2001, the date of the grant. 25% of the remaining 750,000 options will vest on each of the first four anniversaries of the grant date. All options granted under this plan will vest upon a change of control, as defined. These options will be incentive stock options to the extent allowable under the Internal Revenue Code.  During 2003, 32,000 of these options were forfeited.  During the three months ended March 31, 2004, 1,000 of these options were exercised.

On November 26, 2002, the Company’s chief executive officer and chief operating officer surrendered to the Company outstanding options to purchase an aggregate of 590,000 shares of common stock. Also on November 26, 2002, options to purchase 143,500 were granted to other employees at an exercise price of $6.06 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.  During 2003, 24,375 of these options were exercised and 5,250 of these options were forfeited.  During the three months ended March 31, 2004, 2,500 of these options were exercised.

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

The following table summarizes stock option activity through March 31, 2004:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, December 31, 2001	860,000	$18.00	$8.50
Granted	143,500	$6.06	$3.42
Exercised
Forfeited	(590,000)	$18.00	$8.50
Outstanding, December 31, 2002	413,500	$13.86	$6.74
Granted	91,500	$10.35	$4.68
Exercised	(24,375)	$6.06	$3.42
Forfeited	(87,250)	$12.82	$4.66
Outstanding, December 31, 2003	393,375	$13.98	$6.61
Granted	—	$—	$—
Exercised	(3,500)	$9.47	$4.87
Forfeited	—	$—	$—
Outstanding, March 31, 2004	389,875	$13.98	$6.63

The following table summarizes certain information about stock options outstanding as of March 31, 2004:

	Options Outstanding as of March 31, 2004			Options Exercisable as of March 31, 2004
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighed Average Exercise Price

$ 6.06	111,375	$6.06	8.65	9,875	$6.06
$ 9.98 - $13.29	41,500	$12.29	9.43	—	$12.29
$18.00	237,000	$18.00	7.20	150,000	$18.00

	389,875	$13.98	7.85	159,875	$17.26

8.             LEGAL PROCEEDINGS

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

9.             SUBSEQUENT EVENTS

Through May 3, 2004, the Company took delivery of three of the tankers referred to in Note 3 and paid $119,500 to the seller, comprised of $107,550 in cash and $11,950 released from an escrow account with the seller which was classified as Deposits on vessels as of March 31, 2004.  Also, in April 2004, the Company paid $3,000 for the technical management company referred to in Note 3.

On April 21, 2004, the Company secured a commitment for an $825,000 senior secured bank facility. This credit facility consists of a term loan of $225,000 and a revolving loan component of $600,000. The term loan has a five year maturity at a rate of LIBOR plus 1.0% and amortizes on a quarterly basis with 19 payments of $10,000 and a final payment at maturity of $35,000. The revolving loan component, which does not amortize, has a five year maturity at a rate of LIBOR plus 1.0% on the portion borrowed and a 0.5% commitment fee on the undrawn portion.  Upon closing of the financing, which is expected to occur by mid June 2004, the Company’s existing First, Second and Third Credit Facilities will be retired. The $825,000 senior secured bank facility will be secured by all of the vessels that currently secure the First, Second and Third Credit facilities as well as the five vessels to be delivered in the second quarter of 2004 described in Note 3.  The terms and conditions of the $825,000 senior secured bank facility will contain restrictive covenants consistent with those of the First, Second and Third Credit Facilities.  Upon closing of the new facility, the Company will record a loss of approximately $8,000 relating to the unamortized deferred financing costs under its First, Second and Third Credit Facilities.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: changes in demand or a material decline in rates in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including but not limited to: crew wages, insurance, provisions, repairs and maintenance; changes in general domestic and international political conditions; changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); and other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2004 and 2003. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of March 31, 2004 our fleet consisted of 42 tankers, 23 Aframax and 19 Suezmax tankers, with a total cargo carrying capacity of 5.1 million deadweight tons.

In March 2004, the Company agreed to acquire, for cash, from an unaffiliated entity, three Aframax and two Suezmax vessels, four newbuilding Suezmax contracts and 100% of a technical management company.  The Company entered into this transaction to increase the size and reduce the average age of its fleet.  The transaction is subject to customary closing conditions and is expected to be completed by May 2004.  The aggregate purchase price of these assets and the technical management company is approximately $248.1 million, which is expected to be financed through cash on hand and borrowings under the Company’s existing revolving credit facilities.

As of May 3, 2004, the Company had taken ownership of three of the tankers described in the previous paragraph and anticipates that it will take ownership of the remaining two tankers in May 2004 during which time the tankers will be integrated into General Maritime’s fleet operations as they complete their existing voyages (see table below).

A summary of our vessel acquisitions and dispositions during 2003 and 2004 are as follows:

Tanker Name	Status	Vessel Type	Date
Genmar Traveller	Acquired	Suezmax	March 11, 2003
Genmar Transporter	Acquired	Suezmax	March 12, 2003
Genmar Sky	Acquired	Suezmax	March 13, 2003
Genmar Orion	Acquired	Suezmax	March 24, 2003
Genmar Ocean	Acquired	Aframax	March 28, 2003
Kentucky	Sold	Aframax	March 31, 2003
Genmar Ariston	Acquired	Suezmax	April 4, 2003
Genmar Kestrel	Acquired	Suezmax	April 4, 2003
Genmar Centaur	Acquired	Suezmax	April 9, 2003
Genmar Spyridon	Acquired	Suezmax	April 15, 2003
Genmar Phoenix	Acquired	Suezmax	April 15, 2003
Genmar Baltic	Acquired	Aframax	April 16, 2003
Genmar Horn	Acquired	Suezmax	April 17, 2003
Genmar Prometheus	Acquired	Suezmax	April 17, 2003
Genmar Pacific	Acquired	Aframax	April 22, 2003
Genmar Argus	Acquired	Suezmax	April 24, 2003
Genmar Hope	Acquired	Suezmax	May 2, 2003
Genmar Gulf	Acquired	Suezmax	May 5, 2003
Genmar Princess	Acquired	Aframax	May 27, 2003
Genmar Progress	Acquired	Aframax	May 29, 2003
Genmar Pacific	Sold	Aframax	November 14, 2003
Genmar Ocean	Sold	Aframax	December 2, 2003
West Virginia	Sold	Aframax	December 11, 2003
Genmar Baltic	Sold	Aframax	February 4, 2004
Genmar Revenge	Acquired	Aframax	April 16, 2004
Genmar Honour	Acquired	Suezmax	April 21, 2004
Genmar Strength	Acquired	Aframax	May 3, 2004
Genmar Defiance	Acquired	Aframax	May 2004	*
Genmar Conqueror	Acquired	Suezmax	May 2004	*

* Scheduled

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

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC and General Maritime Management (Hellas) Ltd., we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services through our wholly owned subsidiaries.

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

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

INCOME STATEMENT DATA	Three months ended
(Dollars in thousands, except share data)	March-04	March-03
Voyage revenues	$171,588	$91,493
Voyage expenses	24,883	21,750
Direct vessel expenses	26,513	14,207
General and administrative expenses	6,510	3,615
Depreciation and amortization	25,701	14,568
Gain on sale of vessel	—	(930)
Operating income	87,981	38,283
Net interest expense	9,707	3,904
Net Income	$78,274	$34,379
Basic earnings per share:	$2.12	$0.93
Fully diluted earnings per share:	$2.08	$0.92
Weighted average shares outstanding, thousands	36,991	36,965
Diluted average shares outstanding, thousands	37,672	37,216

BALANCE SHEET DATA, at end of period
(Dollars in thousands)	March-04	December-03
Cash	$71,464	$38,905
Current assets, including cash	130,315	102,473
Total assets	1,287,054	1,263,578
Current liabilities, including current portion of long-term debt	85,780	89,771
Current portion of long-term debt	61,369	59,553
Total long-term debt, including current portion	607,395	655,670
Shareholders’ equity	647,672	568,880

OTHER FINANCIAL DATA	Three months ended
(dollars in thousands)	March-04	March-03
EBITDA (1)	$113,682	$52,851
Net cash provided by operating activities	91,291	43,017
Net cash provided (used) by investing activities	(10,244)	(158,039)
Net cash provided (used) by financing activities	(48,488)	215,630
Capital expenditures
Vessel sales (purchases), including deposits, Net	(9,669)	(157,803)
Drydocking or capitalized survey or improvement costs	(518)	(126)
Weighted average long-term debt	627,993	347,759
FLEET DATA
Total number of vessels at end of period	42	32
Average number of vessels (2)	42.4	28.7
Total voyage days for fleet (3)	3,777	2,535
Total time charter days for fleet	1,233	365
Total spot market days for fleet	2,544	2,170
Total calendar days for fleet (4)	3,855	2,581
Fleet utilization (5)	98.0%	98.2%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$38,847	$27,512
Direct vessel operating expenses per vessel (7)	6,878	5,505
General and administrative expense per vessel (8)	1,689	1,346
Total vessel operating expenses (9)	8,566	6,851
EBITDA (10)	29,489	20,477

		Three months ended
		March-04	March-03
EBITDA Reconciliation
Net income		$78,274	$34,379
+	Net interest expense	9,707	3,904
+	Depreciation and amortization	25,701	14,568
	EBITDA	$113,682	$52,851

(1)  EBITDA represents net income plus net interest expense and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance.  EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Management of the Company uses EBITDA as a performance measure in consolidating monthly internal financial statements and is presented for review at our board meetings.  The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing.  EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by GAAP.

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

(10) Daily EBITDA is total EBITDA divided by total vessel calendar days.

Margin analysis for the indicated items as a percentage of net voyage revenues for three months ended March 31, 2004 and 2003 are set forth in the table below.

Income statement margin analysis

(% of net voyage revenues)

	Three months ended,
	March-04	March-03
INCOME STATEMENT DATA
Net voyage revenues (1)	100%	100%
Direct vessel expenses	18.1%	20.4%
General and administrative	4.4%	5.2%
Gain on sale of vessel	0.0%	-1.3%
Depreciation and amortization	17.5%	20.9%
Total operating expenses	40.0%	45.2%
Operating income	60.0%	54.8%
Net interest expense	6.6%	5.6%
Net income	53.4%	49.2%

(1)                                  Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended,
	March-04	March-03
Voyage revenues	$171,588	$91,493
Voyage expenses	(24,883)	(21,750)
Net voyage revenues	$146,705	$69,743

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

VOYAGE REVENUES-Voyage revenues increased by $80.1 million, or 87.5%, to $171.6 million for the three months ended March 31, 2004 compared to $91.5 million for the prior year period. This increase is due to the stronger spot market during the three months ended March 31, 2004 compared to the prior year period as well as a 47.7% increase in the average size of our fleet to 42.4 tankers (23.4 Aframax, 19.0 Suezmax) during 2004 compared to 28.7 tankers (23.0 Aframax, 5.7 Suezmax) during the prior year period.

VOYAGE EXPENSES-Voyage expenses increased $3.1 million, or 14.4%, to $24.9 million for the three months ended March 31, 2004 compared to $21.8 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for such voyage expenses as fuel and port costs.  During the three months ended March 31, 2004, the number of days our vessels operated under spot charters increased by 374, or 17.2%, to 2,544 days from 2,170 days during the prior period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $77.0 million, or 110%, to $146.7 million for the three months ended March 31, 2004 compared to $69.7 million for the prior year period. This increase is the result of the overall stronger spot market during the three months ended March 31, 2004 compared to the prior year period, as well as a 47.7% increase in the size of our fleet during 2004 compared to the prior period.  Our average TCE rates increased 41.2% to $38,847 compared to $27,512 for these same periods. The total increase in our net voyage revenues of $77.0 million resulted from an increase of $9.9 million in net voyage revenues relating to the 26 vessels that have been part of our fleet since January 1, 2003, to $74.8 million from $64.9 million and a $67.1 million increase relating to vessels acquired and/or sold after January 1, 2003, to $71.9 million for the three months ended March 31, 2004 associated with the 1,487 days we owned such vessel during this period from $4.8 million for the prior period associated with the 241 days we owned such vessels during that period.

The following is additional data pertaining to net voyage revenues:

•                  Average daily time charter equivalent rate per tanker increased by $11,335, or 41.2%, to $38,847 ($29,683 Aframax, $50,228 Suezmax) for the three months ended March 31, 2004 compared to $27,512 ($25,139 Aframax, $36,956 Suezmax) for the prior year period.

•                  $26.4 million, or 18.0%, of net voyage revenue was generated by time charter contracts ($24.3 million Aframax, $2.1 million Suezmax) and $120.3 million, or 82.0%, was generated in the spot market ($37.8 million Aframax, $82.5 million Suezmax) for the three months ended March 31, 2004, compared to $7.9 million, or 11.4%, of our net voyage revenue generated by time charter contracts ($7.8 million Aframax, $0.1 million Suezmax), and $61.8 million, or 88.6%, generated in the spot market ($43.1 million Aframax, $18.7 million Suezmax) for the prior year period.

•                  Tankers operated an aggregate of 1,233 days, or 32.6%, on time charter contracts (1,131 days Aframax, 102 days Suezmax) and 2,544 days, or 67.4%, in the spot market (961 days Aframax, 1,583 days Suezmax) for the three months ended March 31, 2004, compared to 365 days, or 14.4%, on time charter contracts (357 days Aframax, 8 days Suezmax) and 2170 days, or 85.6%, in the spot market (1,669 days Aframax, 501 days Suezmax) for the prior year period.

•                  Average daily time charter rates were $21,390 ($21,492 Aframax, $20,257 Suezmax) for the three months ended March 31, 2004 compared to average daily time charter rates of $21,763 ($21,851 Aframax, $17,854 Suezmax) for the prior year period. This decrease is primarily due to the expiration of some of our time charter contracts and the rates associated with our remaining time charter contracts.

•                  Average daily spot rates were $47,310 ($39,330 Aframax, $52,155 Suezmax) for the three months ended March 31, 2004, compared to average daily spot rates of $28,479 ($25,842 Aframax, $37,262 Suezmax) for the prior year period.

We are constantly evaluating opportunities to increase the number of our tankers deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. The following table summarizes the portion of our fleet on time charter as of March 31, 2004:

Vessel	Vessel Type	Expiration Date	Average Daily Rate (1)
Genmar Pericles (2)	Aframax	October 2, 2004	$19,700
Genmar Trust (2)	Aframax	October 13, 2004	$19,700
Genmar Spirit (2)	Aframax	October 15, 2004	$19,700
Genmar Hector (2)	Aframax	November 3, 2004	$19,700
Genmar Challenger (2)	Aframax	December 6, 2004	$19,700
Genmar Trader (2)	Aframax	December 15, 2004	$19,700
Genmar Champ (2)	Aframax	January 10, 2005	$19,700
Genmar Star (2)	Aframax	January 24, 2005	$19,700
Genmar Endurance (2)	Aframax	February 12, 2005	$19,700
Genmar Princess	Aframax	February 20, 2005(3)	$25,000
Genmar Orion	Suezmax	May 14, 2004	$20,500

(1) Before brokers’ commissions.

(2) Charterer has the option to extend the time charter for an additional year at the same rate. If the charterer does not exercise its option, the Company can extend the time charter for an additional year, but at a rate reduced by approximately 20%

(3) Through February 20, 2004, the charter provides for a floating rate based on weekly spot market rates which can be no less than $16,000 per day and no more than $22,000 per day.

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $12.3 million, or 86.6%, to $26.5 million for the three months ended March 31, 2004 compared to $14.2 million for the prior year period. This increase is primarily due to the growth of our fleet, which increased 47.7% for the same periods, the costs associated with re-flagging and re-crewing five of our vessels as well as the timing of certain purchases associated with maintenance and repairs and the decline in the dollar against the Euro which made Euro denominated costs more expensive during the three months ended March 31, 2004 compared to the prior period.  In addition, most of this 47.7% increase in the size of our fleet relates to the acquisition of Suezmax vessels which are more costly to operate than Aframax vessels.  On a daily basis, direct vessel expenses per tanker increased by $1,373, or 24.9%, to $6,878 ($6,338 Aframax, $7,540 Suezmax) for the three months ended March 31, 2004 compared to $5,505 ($5,216 Aframax, $6,678 Suezmax) for the prior year period. This increase is primarily the result of the costs associated with re-flagging and re-crewing five of our vessels as well as the timing of certain purchases associated with maintenance and repairs and the decline in the dollar against the Euro which made Euro denominated costs more expensive during the three months ended March 31, 2004 compared to the prior period.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $2.9 million, or 80.1%, to $6.5 million for the three months ended March 31, 2004 compared to $3.6 million for the prior year period. This increase is primarily due to an increase in payroll expenses (salaries, benefits and incentive bonus) in connection with the operation of a larger fleet during three months ended March 31, 2004 compared to the prior period.  General and administrative expenses as a percentage of net voyage revenues decreased to 4.4% for the three months ended March 31, 2004 from 5.2% for the prior period.   Daily general and administrative expenses per tanker increased $343, or 25.5%, to $1,689 for the three months ended March 31, 2004 compared to $1,346 for the prior year period.

GAIN ON SALE OF VESSEL-During the three months ended March 31, 2003, we recognized a gain of $0.9 million as a result of our sale of the Kentucky, a 1980 single-hull Aframax tanker, which was transferred from long term assets to assets held for sale during the fourth quarter of 2002.  During the fourth quarter of 2002, we recorded an impairment of $4.1 million associated with the Kentucky which was the difference between the tanker’s book value at the time of $6.1 million and the estimated proceeds from its sale.  The gain of $0.9 million is the difference between the actual sale price of the Kentucky and its book value at the time of the sale.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking, special survey costs and loan fees, increased by $11.1 million, or 76.4%, to $25.7 million for the three months ended March 31, 2004 compared to $14.6 million for the prior year period. This increase is primarily due to the 47.7% increase in the average number of tankers in our fleet, and the reduction in estimated useful lives of our single hull tankers during the fourth quarter of 2003 from 25 years to approximately 19 to 21 years.  This increase is offset somewhat by a reduction resulting from the increase in residual scrap value of tankers, effective January 1, 2004, from $125 per lightweight ton to $175 per lightweight ton.  Depreciation and amortization is anticipated to increase during 2004 as a result of our agreement to acquire five tankers.

Amortization of drydocking and other repair costs increased by $2.4 million, or 160%, to $3.9 million for the three months ended March 31, 2004 compared to $1.5 million for the prior year period. This increase includes amortization associated with $14.1 million of capitalized expenditures relating to our tankers for the year ended December 31, 2003.  We anticipate that the amortization associated with surveys or drydocks will increase in the future due to the growth of our fleet, as these projected costs will increase and we will be performing surveys or drydocking for the first time for tankers that are now part of our fleet.

NET INTEREST EXPENSE-Net interest expense increased by $5.8 million, or 149%, to $9.7 million for the three months ended March 31, 2004 compared to $3.9 million for the prior year period. $5.6 million of this increase in net interest expense during the three months ended March 31, 2004 compared to the prior year period is due to the $250 million of Senior Notes we issued in March 2003 in connection with the acquisition of 19 vessels, which have a 10% coupon which is significantly higher than the interest rates on the remainder of our long-term debt.  Our weighted average outstanding debt, including the Senior Notes was $628.0 million for the three months ended March 31, 2004 compared to $347.8 million for the prior year period.

NET INCOME-Net income was $78.3 million for the three months ended March 31, 2004 compared to net income of $34.4 million for the prior year period.

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

Cash increased to $71.5 million as of March 31, 2004 compared to $38.9 million as of December 31, 2003. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $44.5 million as of March 31, 2004, compared to $12.7 million as of December 31, 2003. The current portion of long-term debt included in our current liabilities was $61.4 million as of March 31, 2004 and $59.6 million as of December 31, 2003.

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

The First credit facility is a $300 million facility, currently comprised of a $200 million term loan and a $96.5 million revolving loan and is collateralized by 17 tankers. The Second credit facility is a $165 million facility comprised of a $115 million term loan and a $50 million revolving loan and is collateralized by 9 tankers. The Third credit facility is comprised of a $275 million term loan and is collateralized by 16 tankers.  All credit facilities have a five-year maturity with the term loans requiring quarterly principal repayments. The principal of each revolving loan is payable upon maturity. The First and Second credit facilities and the revolving loans bear interest at a rate of 1.5% over LIBOR payable on the outstanding principal amount. We are required to pay an annual fee of 0.625% for the unused portion of each of the revolving loans on a quarterly basis. The Third credit facility bears interest at a rate of 1.625% over LIBOR payable on the outstanding principal amount.  The subsidiaries that own the tankers that collateralize each credit facility have guaranteed the loans made under the appropriate credit facility, and we have pledged the shares of those subsidiaries. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows.

On March 20, 2003 we closed a private offering of face amount $250 million in 10% Senior Notes due 2013.  Interest on the Senior Notes, which are unsecured, accrues at the rate of 10% per annum, and is payable semi-annually.  The Senior Notes, which do not amortize, are due on March 15, 2013.  The Senior Notes are guaranteed by all of our present subsidiaries (all of which are 100% owned by us) and our future “restricted” subsidiaries.  These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation which has no independent assets or operations.  The Senior Notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and required us to apply a portion of our cash flow during 2003 to the reduction of our debt under our First, Second and Third facilities based on certain cash flow calculations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due are deemed to be a default under our Senior Notes agreement.  We have applied the proceeds of the Senior Notes offering, together with proceeds of our Third facility and cash on hand, to the purchase of the Metrostar tankers.

The total outstanding amounts as of March 31, 2004 associated with our First, Second and Third credit facilities and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)

AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
First credit facility
First term	$78,180	June 2006
First revolver	0	June 2006
Second credit facility
Second term	49,000	June 2006
Second revolver	0	June 2006
Third credit facility	233,812	March 2008
Senior Notes	250,000	March 2013

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

The sales of the Genmar Pacific, Genmar Ocean and Genmar Baltic during November 2003, December 2003 and February 2004, respectively, resulted in aggregate net cash proceeds of $31.1 million of which we were required to use $16.0 million to repay long-term debt of our Third credit facility.

On April 21, 2004, the Company secured a commitment for an $825 million senior secured bank facility.

This credit facility consists of a term loan of $225 million and a revolving loan component of $600 million. The term loan has a five year maturity at a rate of LIBOR plus 1.0% and amortizes on a quarterly basis with 19 payments of $10 million and a final payment at maturity of $35 million. The revolving loan component, which does not amortize, has a five year maturity at a rate of LIBOR plus 1.0% on the portion borrowed and a 0.5% commitment fee on the undrawn portion.  Upon closing of the financing, which is expected to occur by mid June 2004, the Company’s existing First, Second and Third Credit Facilities will be retired. The $825 million senior secured bank facility will be secured by all of the vessels that currently secure the First, Second and Third Credit facilities as well as three Aframax and two Suezmax vessels to be acquired in the second quarter of 2004.  The terms and conditions of the $825 million senior secured bank facility will contain restrictive covenants consistent with those of the First, Second and Third Credit Facilities.

We believe that upon completion of the acquisition in the second quarter of 2004 of three Aframax and two Suezmax vessels, four newbuilding Suezmax contracts and a technical management company for an aggregate purchase price of $248.1 million, and the closing of the $825 million senior secured bank facility, we will have an aggregate of cash and undrawn balances on the revolving loan component of that facility of at least $300 million.

Net cash provided by operating activities increased 112% to $91.3 million for the three months ended March 31, 2004, compared to $43.0 million for the prior year period. This increase is primarily attributable to net income of $78.3 million and depreciation and amortization of $25.7 million for the three months ended March 31, 2004 compared to net income of $34.4 million and depreciation and amortization of $14.6 million for the prior year period.

Net cash used in investing activities was $10.2 million for the three months ended March 31, 2004 compared to $158.0 million for the three months ended March 31, 2003.  During the three months ended March 31, 2004, we expended $20.0 million for the deposit on five tankers and we received $10.4 million of proceeds from the sale of a tanker.  During the three months ended March 31, 2003, we expended $120.1 million for the purchase of 5 tankers, and $40.6 million for the deposit on 14 tankers.

Net cash used by financing activities was $48.5 million for the three months ended March 31, 2004 compared to net cash provided by financing activities of $215.6 million for the prior year period. The change in cash provided by financing activities relates to the following:

•                  Net proceeds from issuance of long term debt during the three months ended March 31, 2003 net of issuance costs of $12.9 was $311.3 million, which was comprised of $246.2 million of proceeds from our senior notes offering and $78.0 million of draw down from our Third credit facility.  We entered into no new debt facilities during the three months ended March 31, 2004.

•                  Principal repayments of long-term debt were $26.3 million for the three months ended March 31, 2004 associated with permanent principal repayments under our First, Second and Third Credit Facilities.  Principal repayments of long-term debt were $19.5 million for the three months ended March 31, 2003 associated with permanent principal repayments under our First and Second Credit Facilities.

•                  During the three months ended March 31, 2004 and 2003, we repaid $22.0 million and $76.1 million, respectively, of revolving debt associated with our First and Second Credit Facilities.

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

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to tanker acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our tankers as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that tankers which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that tankers are to be drydocked every five years, while tankers 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys.  During 2004, we anticipate that we will drydock between eight and 13 tankers and that the expenditures to perform these drydocks will aggregate between $15 million to $20 million.  The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

As of March 31, 2004, we have a commitment to acquire three Aframax and two Suezmax tankers for an aggregate purchase price of $199 million.  Through March 31, 2004, we paid $19.9 million of this purchase price into an escrow account with the seller which is recorded on our consolidated balance sheet as Deposits on vessels as of March 31, 2004.  The remaining $179.1 million is to be paid as we take delivery of these tankers in April and May 2004.

As of March 31, 2004, we have a commitment to acquire four Suezmax newbuilding contracts.  The purchase price of these contracts aggregate $46.1 million which will be paid as each contract is transferred to us.  In addition to this $46.1 million payment, we will be required to pay an additional aggregate amount of $166.9 million through the completion of construction of these four Suezmax tankers delivery of which is expected to occur in 2006 and 2007.  The installments that comprise this $166.9 million are payable as follows: $8.7 million in 2005, $76.1 million in 2006 and $82.1 million in 2007.

Other Commitment

In February 2004, the Company entered into an operating lease for an aircraft.  The lease has a term of five years and requires monthly payments of the Company of $125,000.

The following is a tabular summary of our future commitments (dollars in millions):

	2004 *	2005	2006	2007	2008	Thereafter
Debt payments	$38.1	$93.2	$80.9	$53.1	$95.7	$250.0
Aircraft lease	1.1	1.5	1.5	1.5	1.5	0.1
Total commitments	$39.2	$94.7	$82.4	$54.6	$97.2	$250.1

* Denotes nine-month period from April 1, 2004 through December 31, 2004.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies. Except for a change in the estimated useful lives of our single-hull tankers effective October 1, 2003 and the increase in residual scrap values of our tankers effective January 1, 2004, we believe that there has been no change in or additions to our critical accounting policies since December 2001.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past four years ended March 31, 2004. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2004, we provided a reserve of approximately 13% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

DEPRECIATION AND AMORTIZATION. We record the value of our tankers at their cost (which includes acquisition costs directly attributable to the tanker and expenditures made to prepare the tanker for its initial voyage) less accumulated depreciation. We depreciate our non-single hull tankers on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. The useful lives of our single-hull tankers range from 19 to 21 years from the date of delivery, as we consider 2010 to coincide with the end of their useful lives.    We believe that a 25-year depreciable life for double-hull and double-sided tankers is consistent with that of other ship owners. Depreciation is based on cost less the estimated residual scrap value. Until December 31, 2003, we estimated residual scrap value as the lightweight tonnage of each tanker multiplied by $125 scrap value per ton.  Effective January 1, 2004, we changed our estimate of residual scrap value per lightweight ton to be $175, which we believe better approximates the historical average price of scrap steel. An increase in the useful life of the tanker would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value (as was done in 2004) would decrease the amount of the annual depreciation charge. A decrease in the useful life of the tanker would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

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

Recent Accounting Pronouncements

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Such Interpretation addresses the consolidation of variable interest entities (“VIEs”), including special purpose entities (“SPEs”), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 (“FIN 46R”), which clarified certain complexities of FIN 46 and generally requires adoption no later than December 31, 2003 for entities that were considered SPEs under previous guidance, and no later than March 31, 2004 for all other entities. The Company adopted FIN 46R in its entirety as of December 31, 2003 even though adoption for non-SPEs was not required until March 31, 2004.  The adoption of FIN46R did not have a material impact on the Company’s financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At March 31, 2004, we had $361.0 million of floating rate debt with margins over LIBOR ranging between 1.5% and 1.625% compared to $409.3 million as of December 31, 2003. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of March 31, 2004 and December 31, 2003, we were party to interest rate swap agreements having aggregate notional amounts of $65.0 million and $71.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of March 31, 2004 the fair value of these swaps was a net liability to us of $2.4 million. A one percent increase in LIBOR would increase interest expense on the portion of our $296.0 million outstanding floating rate indebtedness that is not hedged by approximately $3.0 million per year from March 31, 2004.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the three months ended March 31, 2004,  at least 17% of the Company’s direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $450,000 for the three months ended March 31, 2004.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

Date of Report	Description
February 11, 2004	Press release announcing General Maritime Corporation’s results of operations for the fourth quarter and full year period ended December 31, 2003.
March 26, 2004	Press release issued by General Maritime Corporation announcing an agreement to acquire the fleet and technical operations of Soponata SA.

The Company hereby incorporates by reference this Report on Form 10-Q into its Registration Statement on Form S-4, as amended (Reg. No. 333-106350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 10, 2004	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos

Chairman, Chief Executive
Officer, and President