Form 10-Q
period 2004-06-30
GENERAL MARITIME CORP/
filed 2004-08-09
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Yes ☒     No ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 6, 2004:

Common Stock, par value $0.01 per share 37,832,645 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

Item 1.    Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$52,194	$38,905
Due from charterers, net	36,918	36,209
Vessel held for sale	—	10,388
Prepaid expenses and other current assets	24,818	16,971
Total current assets	113,930	102,473

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $260,294 and $217,228, respectively	1,271,953	1,114,978
Other fixed assets, net	3,030	2,069
Deferred drydock costs, net	18,280	22,620
Deferred financing costs, net	13,927	15,685
Goodwill	8,545	5,753
Total noncurrent assets	1,315,735	1,161,105
TOTAL ASSETS	$1,429,665	$1,263,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$28,446	$22,418
Accrued interest	7,890	7,800
Current portion of long-term debt	40,000	59,553
Total current liabilities	76,336	89,771
NONCURRENT LIABILITIES:
Deferred voyage revenue	5,511	6,330
Long-term debt	654,772	596,117
Derivative liability for cash flow hedge	1,205	2,480
Total noncurrent liabilities	661,488	604,927
Total liabilities	737,824	694,698
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 37,828,645 and 37,769,145 shares at June 30, 2004 and December 31, 2003, respectively	378	378
Paid-in capital	422,005	420,987
Restricted stock	(4,404)	(5,113)
Retained earnings	275,067	155,108
Accumulated other comprehensive loss	(1,205)	(2,480)
Total shareholders’ equity	691,841	568,880
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,429,665	$1,263,578

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
VOYAGE REVENUES:
Voyage revenues	$140,229	$126,248	$311,817	$217,741
OPERATING EXPENSES:
Voyage expenses	30,935	30,395	55,818	52,145
Direct vessel expenses	23,516	22,203	50,029	36,410
General and administrative	7,817	6,188	14,327	9,803
Depreciation and amortization	26,500	21,326	52,201	35,894
Gain on sale of vessel	—	—	—	(930)
Total operating expenses	88,768	80,112	172,375	133,322
OPERATING INCOME	51,461	46,136	139,442	84,419
INTEREST INCOME (EXPENSE):
Interest income	168	204	316	298
Interest expense	(9,944)	(10,605)	(19,799)	(14,603)
Net interest expense	(9,776)	(10,401)	(19,483)	(14,305)
Net income	$41,685	$35,735	$119,959	$70,114

Basic earnings per common share	$1.13	$0.97	$3.24	$1.90
Diluted earnings per common share	$1.10	$0.96	$3.18	$1.88

Weighted average shares outstanding:
Basic	37,031,612	36,964,770	37,011,090	36,964,770
Diluted	37,778,665	37,264,561	37,731,240	37,248,207

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance as of January 1, 2004	$378	$420,987	$(5,113)	$155,108	$(2,480)		$568,880
Comprehensive income:
Net income				119,959		$119,959	119,959
Unrealized derivative gains on cash flow hedge					1,275	1,275	1,275
Comprehensive income						$121,234
Exercise of stock options	—	1,018					1,018
Restricted stock amortization			709				709
Balance at June 30, 2004 (unaudited)	$378	$422,005	$(4,404)	$275,067	$(1,205)		$691,841

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$119,959	$70,114
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessel	—	(930)
Depreciation and amortization	52,201	35,894
Restricted stock compensation expense	709	271
Amortization of discount on senior notes	124	66
Changes in operating assets and liabilities:
Increase in due from charterers	(709)	(11,050)
Increase in prepaid expenses and other assets	(7,005)	(6,953)
Increase in accounts payable and accrued expenses	5,285	14,310
Decrease in deferred voyage revenue	(819)	(496)
Deferred drydock costs incurred	(2,424)	(4,400)
Net cash provided by operating activities	167,321	96,826

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessels	(200,041)	(527,937)
Proceeds from sale of vessel	10,388	2,930
Acquisition of business net of cash received	(2,903)	—
Purchase of other fixed assets	(1,239)	(693)
Net cash used by investing activites	(193,795)	(525,700)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from senior notes offering	—	246,158
Long-term debt borrowings	—	275,000
Principal payments on long - term debt	(39,022)	(41,192)
Increase in deferred financing costs	(233)	(14,153)
Net borrowings (payments) on revolving credit facilities	78,000	(18,600)
Proceeds from exercise of stock options	1,018	—
Net cash provided by financing activities	39,763	447,213

Net increase in cash	13,289	18,339
Cash, beginning of period	38,905	2,681
Cash, end of period	$52,194	$21,020

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,709	$7,623

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — General Maritime Corporation (the “Company”) through its subsidiaries is a provider of international transportation services of seaborne crude oil principally within the Atlantic basin. The Company’s fleet is comprised of both Aframax and Suezmax tankers. Most of the Company’s vessels are currently operating in the Atlantic basin, which consists primarily of ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

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

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2003 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made for consistent presentation.

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

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS.  Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At June 30, 2004 and December 31, 2003, the Company has a reserve of $1,841 and $1,143, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.

VESSELS, NET - Effective January 1, 2004, the Company increased residual scrap value of its tankers from $0.125 per light weight ton to $0.175 per light weight ton, which the Company believes better approximates the historical average price of scrap steel.  The impact of this change is to reduce depreciation expense by approximately $900 during each quarter ending subsequent to December 31, 2003.

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

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the six months ended June 30, 2004 and 2003 included pay-fixed swaps. As of June 30, 2004, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the six months ended June 30, 2004 and 2003, the Company recognized a credit to Accumulated other comprehensive loss of $1,275 and $300, respectively.  The aggregate liability in connection with the Company’s cash flow hedges as of June 30, 2004 was $1,205, and is presented as Derivative liability for cash flow hedge on the balance sheet.

STOCK BASED COMPENSATION.  The Company follows the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provides pro forma disclosure of net income and earnings per share as if the accounting provision of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based

Compensation had been adopted.  Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted.  The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 47%, 63% and 54% for options granted during 2003, 2002 and 2001, respectively, risk free interest rate of 3.5%, 4.0% and 5.5% for options granted during 2003, 2002 and 2001, respectively, and no dividend yield for any options granted. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the options to purchase common stock granted on November 26, 2002 is $3.42 per share.  The fair value of the options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 4, 2003 is $3.95 per share, $4.52 per share, and $6.02 per share, respectively.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share for the three and six months ended June 30, 2004 and 2003, would have been stated at the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$41,685	$35,735	$119,959	$70,114
Stock based compensation expense using the fair value method	88	168	175	319
Pro forma	$41,597	$35,567	$119,784	$69,795

Earnings per share (as reported):
Basic	$1.13	$0.97	$3.24	$1.90
Diluted	$1.10	$0.96	$3.18	$1.88

Earnings per share (pro forma):
Basic	$1.12	$0.96	$3.24	$1.89
Diluted	$1.10	$0.95	$3.17	$1.87

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

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.  For the six months and three months ended June 30, 2004, all stock options were considered to be dilutive.  For the six months and three months ended June 30, 2003, 270,000 stock options were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Basic earnings per share:
Weighted average common shares outstanding	37,031,612	36,964,770	37,011,090	36,964,770

Diluted earnings per share:
Weighted average common shares outstanding	37,031,612	36,964,770	37,011,090	36,964,770
Stock options	149,026	49,617	135,469	46,341
Restricted stock awards	598,027	250,174	584,681	237,096
	37,778,665	37,264,561	37,731,240	37,248,207

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

In March 2004, the Company agreed to acquire three Aframax vessels, two Suezmax vessels, four newbuilding Suezmax contracts and a technical management company from an unaffiliated entity for cash.  The three Aframax vessels, two Suezmax vessels and the technical management company were acquired between April and June 2004. The four newbuilding Suezmax contracts were acquired in July 2004.  The purchase price of these assets is approximately $248,100, which was financed through cash on hand and borrowings under the Company’s existing revolving credit facilities.

The remaining installments on the four newbuilding Suezmax contracts to be paid by the Company aggregate $162,730 and are payable as follows: $8,777 in 2004, $8,685 in 2005, $69,139 in 2006, $43,544 in 2007 and $32,585 in 2008.

4.             LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2004	Decmeber 31, 2003
	(unaudited)
First Credit Facility
Term Loan	$69,493	$86,866
Revolving Credit Facility	50,000	13,000
Second Credit Facility
Term Loan	45,000	53,000
Revolving Credit Facility	50,000	9,000
Third Credit Facility	233,812	247,461
Senior Notes, net of discount	246,467	246,343
Total	$694,772	$655,670

Less: Current portion of long-term debt	40,000	59,553
Long-term debt	$654,772	$596,117

On July 1, 2004, the Company closed on an $825,000 senior secured bank financing facility (“2004 Credit Facility”) consisting of a term loan of $225,000 and a revolving loan of $600,000.  The term loan has a five year maturity at a rate of LIBOR plus 1.0% and amortizes on a quarterly basis with 19 payments of $10,000 and one payment of $35,000. The revolving loan component, which does not amortize, has a five year maturity at a rate of LIBOR plus 1.0% on the used portion and a 0.5% commitment fee on the unused portion.  The current portion of long-term debt of $40,000 as of June 30, 2004 reflects the payment terms of the 2004 Credit Facility.

Concurrent with the closing of the 2004 Credit Facility, pursuant to which the Company borrowed $225,000 under the term loan and $290,000 under the revolving credit facility, the Company retired its existing First, Second and Third Credit Facilities described below (the “Refinancing”).  The 2004 Credit Facility is secured by all of the ships in the Company’s 47 vessel fleet.  Upon consummating the Refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7,886 will be written off as a non-cash charge in July 2004.

The First Credit Facility is comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility matures on June 15, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The First Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. Due to the sale of three of the Aframax tankers securing the First Credit Facility, the revolving loan facility was reduced to $96,519.  As of June 30, 2004, the Company had $69,493 outstanding on the term loan and $50,000 outstanding on the revolving loan. The Company’s obligations under the First Credit Facility are secured by 17 vessels, with an aggregate carrying value of $390,239 at June 30, 2004.

The Second Credit Facility consists of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility maturity date is June 27, 2006. The term loan is repayable in quarterly installments. The principal of the revolving loan is payable at maturity. The Second Credit Facility bears interest at LIBOR plus 1.5%. The Company must pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of June 30, 2004, the Company had $45,000 outstanding on the term loan and

$50,000 outstanding on the revolving loan. The Company’s obligations under the Second Credit Facility agreements are secured by nine vessels with a carrying value of approximately $225,816 at June 30, 2004.

On March 11, 2003 in connection with the 19 vessels acquired by the Company as discussed in Note 3, the Company entered into commitments for $450,000 in credit facilities.  These credit facilities are comprised of a first priority $350,000 amortizing term loan (the “Third Credit Facility”) and a second priority $100,000 non-amortizing term loan (the “Second Priority Term Loan”).  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275,000 (such reduction from $350,000 is treated as a prepayment of the first six installments due under this facility) and the Second Priority Term Loan was eliminated.  The Third Credit Facility matures on March 10, 2008, is repayable in 19 quarterly installments and bears interest at LIBOR plus 1.625%.  As of June 30, 2004, the Company had outstanding $233,812 on the Third Credit Facility. The Company’s obligations under the Third Credit Facility are secured by 16 vessels with an aggregate carrying value of approximately $457,980 at June 30, 2004.

Interest rates during the six months ended June 30, 2004 ranged from 2.63% to 2.81% on the First, Second and Third Credit Facilities.

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

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.  The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of June 30, 2004, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $36,000 and $22,500, respectively.

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2004 and 2003 was $1,126 and $1,537, respectively.

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the senior notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require the Company to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third facilities.  As of June 30, 2004, the discount on the Senior Notes is $3,533.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future "restricted" subsidiaries (all of which are 100% owned by the Company).  These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation.  The parent company General Maritime Corporation has no independent assets or operations.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and require the Company during 2003 to make additional principal repayments to reduce its debt under the First, Second and Third Credit Facilities based on certain cash flow calculations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

As of June 30, 2004, the Company is in compliance with all of the financial covenants under its First, Second and Third Credit Facilities and its Senior Notes.  In accordance with the terms of our Senior Notes, the Company cannot make cumulative “restricted payments” in excess of the sum of (1) 50% of net income earned subsequent to December 31, 2002, (2) cash proceeds from common stock issued subsequent to December 31, 2002 and (3) $25,000.  “Restricted payments” principally include dividends, purchases of the Company’s common stock, and repayments of debt subordinate to the Senior Notes prior to their maturity.

Based on borrowings as of June 30, 2004, aggregate maturities under the Senior Notes and the First, Second and Third Credit Facilities are as follows:

PERIOD ENDING DECEMBER 31,	First Credit Facility	Second Credit Facility	Third Credit Facility	Senior Notes	TOTAL
2004 (July 1- December 31)	$17,373	$8,000	$—	$—	$25,373
2005	34,747	16,000	42,490	—	93,237
2006	67,373	71,000	42,490	—	180,863
2007	—	—	53,142	—	53,142
2008			95,690		95,690
Thereafter	—	—	—	250,000	250,000

	$119,493	$95,000	$233,812	$250,000	$698,305

Upon completion of the Refinancing on July 1, 2004, aggregate maturities under the Senior Notes and the 2004 Credit Facility will be as follows from July 1, 2004: 2004- $20,000, 2005- $40,000, 2006- $40,000, 2007- $40,000, 2008- $40,000 and thereafter- $585,000.

5.             DISPOSAL OF VESSELS

During October 2003, the Company decided to sell a 1986-built double bottom Aframax tanker to help improve the age profile of the fleet.  During the six months ended June 30, 2004, the Company sold, at its carrying value of $10,388, the vessel which was held for sale as of December 31, 2003.  In November 2003, the Company contracted to sell this vessel, with the delivery of this vessel to its new owner expected to take place in early 2004.  The vessel was written down by $296 to the estimated proceeds to be received from the vessel’s disposition of $10,388 and was reclassified on the December 31, 2003 balance sheet from vessel to vessel held for sale.

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

6.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55. During the six months ended June 30, 2004 and 2003, the Company expensed $330 for occupancy fees. For the years ended December 31, 2003 and 2002, the Company’s occupancy fees were $660 in each year.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of June 30, 2004.

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

The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan is 2,900,000 shares. On June 12, 2001, the Company granted incentive stock options and nonqualified stock options to purchase 860,000 shares of common stock at an exercise price of $18.00 per share (the initial public offering price) under the provisions of the 2001 Stock Incentive Plan. These options expire in 10 years. Options to purchase 110,000 shares of common stock vested immediately on June 12, 2001, the date of the grant. 25% of the remaining 750,000 options will vest on each of the first four anniversaries of the grant date. All options granted under this plan will vest upon a change of control, as defined. These options will be incentive stock options to the extent allowable under the Internal Revenue Code.  During 2003, 32,000 of these options were forfeited.  During the six months ended June 30, 2004, 55,000 of these options were exercised.

On November 26, 2002, the Company’s chief executive officer and chief operating officer surrendered to the Company outstanding options to purchase an aggregate of 590,000 shares of common stock. Also on November 26, 2002, options to purchase 143,500 were granted to other employees at an exercise price of $6.06 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.  During 2003, 24,375 of these options were exercised and 5,250 of these options were forfeited.  During the six months ended June 30, 2004, 4,500 of these options were exercised.

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

The following table summarizes stock option activity through June 30, 2004:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2001	860,000	$18.00	$8.50

Granted	143,500	$6.06	$3.42
Exercised
Forfeited	(590,000)	$18.00	$8.50

Outstanding, December 31, 2002	413,500	$13.86	$6.74

Granted	91,500	$10.35	$4.68
Exercised	(24,375)	$6.06	$3.42
Forfeited	(87,250)	$12.82	$4.66

Outstanding, December 31, 2003	393,375	$13.75	$6.93

Granted	—	$—	$—
Exercised	(59,500)	$17.10	$8.12
Forfeited	—	$—	$—

Outstanding, June 30, 2004	333,875	$13.38	$6.72

The following table summarizes certain information about stock options outstanding as of June 30, 2004:

	Options Outstanding, June 30, 2004			Options Exercisable,
			Weighted	June 30, 2004
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Number of Options	Weighed Average Exercise Price

$6.06	109,375	$6.06	8.40	6,625	$6.06
$9.98 - $13.29	41,500	$12.29	9.18	3,125	$12.29
$18.00	183,000	$18.00	6.95	147,000	$18.00

	333,875	$13.38	7.70	156,750	$17.38

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

9.             SUBSEQUENT EVENTS

On July 1, 2004, the Company closed on its 2004 Credit Facility and consummated the Refinancing described in Note 4.  Upon consummation of the Refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7,886 were written off as a non-cash charge in July 2004.

During July 2004, the Company acquired the four newbuilding Suezmax contracts described in Note 3 for $46,106. In addition, $8,777 was paid to the shipyard as an installment on the construction price of these contracts.

During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels.  Delivery of these vessels to their new owners is expected to occur in August 2004 to September 2004.  Each of these vessels is being sold at prices in excess of their carrying values, inclusive of unamortized drydock costs.  The aggregate gain on the sale of these four vessels is anticipated to be approximately $6,500.  The sale of these four vessels, which constitute a portion of the collateralization of the 2004 Credit Facility is expected to require the Company to repay approximately $15,000 on the $225,000 term loan and will reduce the available revolving credit facility from $600,000 to approximately $560,000.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: changes in demand or a material decline in rates in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including but not limited to: crew wages, insurance, provisions, repairs and maintenance; changes in general domestic and international political conditions; changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); and other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003.

The following is a discussion of our financial condition and results of operations for the three months and six months ended June 30, 2004 and 2003. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of July 28, 2004 our fleet consisted of 51 wholly owned tankers consisting of 26 Aframax, 21 Suezmax tankers and four newbuilding Suezmax tankers, with a total cargo carrying capacity of 6.2 million deadweight tons.

On March 25, 2004, the Company agreed to acquire the fleet and technical operations of an unaffiliated entity for cash. As part of this transaction, the Company acquired three Aframax and two Suezmax vessels, four newbuilding Suezmax contracts and a technical management company. The technical management company, the three Aframax vessels and two Suezmax vessels were acquired through June 2004.  The four newbuilding Suezmax contracts were acquired in July 2004.  The purchase price of these assets was approximately $248.1 million, which were financed through cash on hand and borrowings under the Company’s existing revolving credit facilities.

During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels.  Delivery of these vessels to their new owners is expected to occur in August 2004 to September 2004.  Each of these vessels is being sold at prices in excess of their carrying values, inclusive of unamortized drydock costs.  The aggregate gain on the sale of these four vessels is anticipated to be approximately $6.5 million.

A summary of our vessel acquisitions and dispositions during 2003 and 2004 are as follows:

Tanker Name	Status	Vessel Type	Date
Genmar Traveller	Acquired	Suezmax	March 11, 2003
Genmar Transporter	Acquired	Suezmax	March 12, 2003
Genmar Sky	Acquired	Suezmax	March 13, 2003
Genmar Orion	Acquired	Suezmax	March 24, 2003
Genmar Ocean	Acquired	Aframax	March 28, 2003
Kentucky	Sold	Aframax	March 31, 2003
Genmar Ariston	Acquired	Suezmax	April 4, 2003
Genmar Kestrel	Acquired	Suezmax	April 4, 2003
Genmar Centaur	Acquired	Suezmax	April 9, 2003
Genmar Spyridon	Acquired	Suezmax	April 15, 2003
Genmar Phoenix	Acquired	Suezmax	April 15, 2003
Genmar Baltic	Acquired	Aframax	April 16, 2003
Genmar Horn	Acquired	Suezmax	April 17, 2003
Genmar Prometheus	Acquired	Suezmax	April 17, 2003
Genmar Pacific	Acquired	Aframax	April 22, 2003
Genmar Argus	Acquired	Suezmax	April 24, 2003
Genmar Hope	Acquired	Suezmax	May 2, 2003
Genmar Gulf	Acquired	Suezmax	May 5, 2003
Genmar Princess	Acquired	Aframax	May 27, 2003
Genmar Progress	Acquired	Aframax	May 29, 2003
Genmar Pacific	Sold	Aframax	November 14, 2003
Genmar Ocean	Sold	Aframax	December 2, 2003
West Virginia	Sold	Aframax	December 11, 2003
Genmar Baltic	Sold	Aframax	February 4, 2004
Genmar Revenge	Acquired	Aframax	April 16, 2004
Genmar Honour	Acquired	Suezmax	April 21, 2004
Genmar Strength	Acquired	Aframax	May 3, 2004
Genmar Conqueror	Acquired	Suezmax	May 7, 2004
Genmar Defiance	Acquired	Aframax	June 4, 2004
Genmar Harriet	Sold	Suezmax	August 2004	*
Genmar Traveller	Sold	Suezmax	August 2004	*
Genmar Centaur	Sold	Suezmax	August 2004	*
Genmar Transporter	Sold	Suezmax	September 2004	*

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

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC, General Maritime Management (Portugal) Lda and General Maritime Management (Hellas) Ltd., we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services through our wholly owned subsidiaries.  The Company uses a third party to manage the hiring, compensation and management of certain officers and ratings aboard the vessels.  The Company is in the process of switching third parties to manage this function.

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

INCOME STATEMENT DATA

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share data)	2004	2003	2004	2003
Voyage revenues	$140,229	$126,248	$311,817	$217,741
Voyage expenses	30,935	30,395	55,818	52,145
Direct vessel expenses	23,516	22,203	50,029	36,410
General and administrative expenses	7,817	6,188	14,327	9,803
Depreciation and amortization	26,500	21,326	52,201	35,894
Gain on sale of vessel	—	—	—	(930)
Operating income	51,461	46,136	139,442	84,419
Net interest expense	9,776	10,401	19,483	14,305
Net income	$41,685	$35,735	$119,959	70,114
Basic earnings per share	$1.13	$0.97	$3.24	$1.90
Diluted earnings per share	$1.10	$0.96	$3.18	$1.88
Weighted average shares outstanding	37,031,612	36,964,770	37,011,090	36,964,770
Diluted average shares outstanding	37,780,668	37,264,561	37,732,261	37,248,207

BALANCE SHEET DATA, at end of period

(Dollars in thousands)	June 30, 2004	December 31, 2003
Cash	$52,194	$38,905
Current assets, including cash	113,930	102,473
Total assets	1,429,665	1,263,578
Current liabilities, including current portion of long-term debt	76,336	89,771
Current portion of long-term debt	40,000	59,553
Total long-term debt, including current portion	694,772	655,670
Shareholders’ equity	691,841	568,880

OTHER FINANCIAL DATA

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2004	2003	2004	2003
EBITDA (1)	77,961	67,462	191,643	120,313
Net cash provided by operating activities	76,030	53,809	167,321	96,826
Net cash provided (used) by investing activities	(183,551)	(367,661)	(193,795)	(525,700)
Net cash provided (used) by financing activities	88,251	231,583	39,763	447,213
Capital expenditures
Vessel sales (purchases), including deposits	(179,984)	(367,204)	(189,653)	(525,007)
Drydocking or capitalized survey or improvement costs	(1,906)	(4,274)	(2,424)	(4,400)
Weighted average long-term debt	679,255	680,559	660,228	514,967
FLEET DATA
Total number of vessels at end of period	47	46	47	46
Average number of vessels (2)	45.1	42.4	43.7	35.6
Total voyage days for fleet (3)	4,014	3,684	7,790	6,219
Total time charter days for fleet	1,034	713	2,267	1,078
Total spot market days for fleet	2,980	2,971	5,523	5,141
Total calendar days for fleet (4)	4,105	3,860	7,960	6,446
Fleet utilization (5)	97.8%	95.4%	97.9%	96.5%

AVERAGE DAILY RESULTS
Time Charter equivalent (6)	27,228	26,019	32,863	26,627
Direct vessel operating expenses per vessel (7)	5,728	5,752	6,285	5,648
General and administrative expense per vessel (8)	1,905	1,603	1,800	1,521
Total vessel operating expenses (9)	7,633	7,355	8,085	7,169
EBITDA	18,992	17,477	24,076	18,665

	Three months ended		Six months ended
	June-04	June-03	June-04	June-03
EBITDA Reconciliation
Net Income	$41,685	$35,735	$119,959	$70,114
+ Net interest expense	9,776	10,401	19,483	14,305
+ Depreciation and amortization	26,500	21,326	52,201	35,894
EBITDA	$77,961	$67,462	$191,643	$120,313

(1)  EBITDA represents net income plus net interest expense and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance.  EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Management of the Company uses EBITDA as a performance measure in consolidating monthly internal financial statements and is presented for review at our board meetings.  The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing.  EBITDA is not an item recognized by GAAP, and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

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

(8) Daily general and administrative expense is calculated by dividing general and administrative expenses by calendar days for the relevant time period.

(9) Total Vessel Operating Expenses, or TVOE, is a measurement of our total expenses associated with operating our vessels.  Daily TVOE is the sum of daily direct vessel operating expenses, or DVOE, and daily general and administrative expenses. Our method of calculating daily DVOE is dividing DVOE, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, by calendar days for the relevant time period.  Our method of calculating daily G&A is dividing general and administrative expenses adjusted to exclude non-recurring organizational, legal, other one-time fees and non-cash expenses, by calendar days for the relevant time period.

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 is set forth in the table below.

Income statement margin analysis

(% of net voyage revenues)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	21.5%	23.2%	19.5%	22.0%
General and administrative expenses	7.2%	6.5%	5.6%	5.9%
Depreciation and amortization	24.2%	22.2%	20.4%	21.7%
Gain on sale of vessel	0.0%	0.0%	0.0%	—0.6%
Total operating expenses	52.9%	51.9%	45.5%	49.0%
Operating income	47.1%	48.1%	54.5%	51.0%
Net interest expense	8.9%	10.9%	7.6%	8.6%
Net Income	38.1%	37.2%	46.9%	42.4%

(1)                                      Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2004	2003	2004	2003
Voyage revenues	$140,229	$126,248	$311,817	$217,741
Voyage expenses	(30,935)	(30,395)	(55,818)	(52,145)
Net voyage revenue	$109,294	$95,853	$255,999	$165,596

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

VOYAGE REVENUES-Voyage revenues increased by $14.0 million, or 11.1%, to $140.2 million for the three months ended June 30, 2004 compared to $126.2 million for the prior year period. This increase is due to the stronger spot market for Suezmax tankers during the three months ended June 30, 2004 compared to the prior year period as well as a 6.4% increase in the average size of our fleet to 45.1 tankers (24.7 Aframax, 20.4 Suezmax) during 2004 compared to 42.4 tankers (25.3 Aframax, 17.1 Suezmax) during the prior year period.

VOYAGE EXPENSES-Voyage expenses remained relatively unchanged, having increased $0.5 million, or 1.8%, to $30.9 million for the three months ended June 30, 2004 compared to $30.4 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for such voyage expenses as fuel and port costs.  During the three months ended June 30, 2004, the number of days our vessels operated under spot charters remained relatively unchanged, increasing to 2,980 days from 2,971 days during the prior year period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $13.4 million, or 14.0%, to $109.3 million for the three months ended June 30, 2004 compared to $95.9 million for the prior year period. This increase is the result of the overall stronger spot market during the three months ended June 30, 2004 compared to the prior year period, as well as a 6.4% increase in the size of our fleet during 2004 compared to the prior period.  Our average TCE rates increased 4.6% to $27,228 compared to $26,019 for these same periods. The total increase in our net voyage revenues of $13.4 million resulted from a $17.9 million increase relating to vessels acquired and/or sold after January 1, 2003, to $51.8 million for the three months ended June 30, 2004 associated with the 1,739 days we owned such vessels during this period from $33.9 million during the prior period associated with the 1,494 days we owned such vessels during that period.  This increase is offset by a decrease of $4.5 million in net voyage revenues, relating to the 26 vessels that have been part of our fleet since January 1, 2003, to $57.5 million during the three months ended June 30, 2004 from $62.0 million during the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended June 30,		Increase
	2004	2003	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$18,947	$13,442	$5,505	41.0%
Suezmax	1,723	1,704	19	1.1%
Total	20,670	15,146	5,524	36.5%

Spot charter:
Aframax	30,646	40,233	(9,587)	-23.8%
Suezmax	57,978	40,474	17,504	43.2%
Total	88,624	80,707	7,917	9.8%

TOTAL NET VOYAGE REVENUE	$109,294	$95,853	$13,441	14.0%

Vessel operating days:
Time charter:
Aframax	946	622	324	52.1%
Suezmax	87	91	(4)	-4.4%
Total	1,033	713	320	44.9%

Spot charter:
Aframax	1,279	1,651	(372)	-22.5%
Suezmax	1,701	1,320	381	28.9%
Total	2,980	2,971	9	0.3%
TOTAL VESSEL OPERATING DAYS	4,013	3,684	329	8.9%
AVERAGE NUMBER OF VESSELS	45.1	42.4	2.7	6.4%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$20,018	$21,619	$(1,601)	-7.4%
Suezmax	$19,696	$18,726	$970	5.2%
Combined	$19,991	$21,249	$(1,258)	-5.9%

Spot charter:
Aframax	$23,960	$24,368	$(408)	-1.7%
Suezmax	$34,085	$30,659	$3,426	11.2%
Combined	$29,740	$27,163	$2,577	9.5%
TOTAL TCE	$27,228	$26,019	$1,209	4.6%

We are constantly evaluating opportunities to increase the number of our tankers deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. The following table summarizes the portion of our fleet on time charter as of June 30, 2004:

Vessel	Vessel Type	Expiration Date	Average Daily Rate
Genmar Pericles	Aframax	October 2, 2005	$19,700
Genmar Trust	Aframax	October 13, 2005	$19,700
Genmar Spirit	Aframax	October 15, 2005	$19,700
Genmar Hector	Aframax	November 3, 2005	$19,700
Genmar Challenger	Aframax	December 6, 2005	$19,700
Genmar Trader	Aframax	December 15, 2005	$19,700
Genmar Champ	Aframax	January 10, 2006	$19,700
Genmar Star	Aframax	February 12, 2006	$19,700
Genmar Endurance	Aframax	January 24, 2006	$19,700
Genmar Princess	Aframax	February 20, 2005	$25,000
Genmar Defiance	Aframax	December 12, 2004	$15,000
Genmar Constantine	Aframax	August 15, 2005	$28,000

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $1.3 million, or 5.9%, to $23.5 million for the three months ended June 30, 2004 compared to $22.2 million for the prior year period. This increase is primarily due to the growth of our fleet, which increased 6.4% for the same periods.  On a daily basis, direct vessel expenses per tanker remained relatively unchanged, having decreased by $23, or 0.4%, to $5,729 ($5,397 Aframax, $6,132 Suezmax) for the three months ended June 30, 2004 compared to $5,752 ($5,608 Aframax, $5,964 Suezmax) for the prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $1.6 million, or 26.3%, to $7.8 million for the three months ended June 30, 2004 compared to $6.2 million for the prior year period. $0.8 million of this increase is attributable to expenses associated with our lease of an aircraft which the Company entered into during February 2004.  The remainder of the increase is primarily attributable to an increase in payroll expenses (salaries, benefits and incentive bonus) in our offices in New York and Greece in connection with the operation of a larger fleet during three months ended June 30, 2004 compared to the prior period as well as office related expenses of General Maritime Management (Portugal) Lda which we acquired during April 2004.  Daily general and administrative expenses per tanker increased $302, or 18.8%, to $1,905 for the three months ended June 30, 2004 compared to $1,603 for the prior year period.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking, special survey costs and loan fees, increased by $5.2 million, or 24.3%, to $26.5 million for the three months ended June 30, 2004 compared to $21.3 million for the prior year period. This increase is primarily due to the reduction in estimated useful lives of our single hull tankers during the fourth quarter of 2003 from 25 years to approximately 19 to 21 years and the 6.4% increase in the average number of tankers in our fleet.  This increase is offset somewhat by a reduction resulting from the increase in residual scrap value of tankers, effective January 1, 2004, from $125 per lightweight ton to $175 per lightweight ton.  Depreciation and amortization is anticipated to remain relatively unchanged during the remainder of 2004 as the increase in depreciation relating to future depreciation on five tankers acquired between April 2004 and June 2004 is expected to be offset by a decrease in future depreciation relating to the sale of reduction resulting from the sale during the third quarter of 2004 of four single-hull Suezmax tankers.

Amortization of drydocking and other repair costs increased by $1.3 million, or 83.5%, to $2.9 million for the three months ended June 30, 2004 compared to $1.6 million for the prior year period. This increase includes amortization associated with $14.1 million of capitalized expenditures relating to our tankers for the year ended December 31, 2003.

NET INTEREST EXPENSE-Net interest expense decreased by $0.6 million, or 6.0%, to $9.8 million for the three months ended June 30, 2004 compared to $10.4 million for the prior year period.  This decrease is attributable to the overall lower interest rate environment between the two periods.  Our weighted average outstanding debt, including the Senior Notes, was relatively unchanged at $679.3 million for the three months ended June 30, 2004 compared to $680.6 million for the prior year period.

NET INCOME-Net income was $41.7 million for the three months ended June 30, 2004 compared to net income of $35.7 million for the prior year period.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

VOYAGE REVENUES-Voyage revenues increased by $94.1 million, or 43.2%, to $311.8 million for the six months ended June 30, 2004 compared to $217.7 million for the prior year period. This increase is due to the stronger spot market for Suezmax tankers during the six months ended June 30, 2004 compared to the prior year period as well as a 23.2% increase in the average size of our fleet to 43.8 tankers (24.1 Aframax, 19.7 Suezmax) during 2004 compared to 35.6 tankers (24.2 Aframax, 11.4 Suezmax) during the prior year period.  Substantially all of the increase in the size of our fleet consisted of Suezmax tankers which typically earn higher voyage revenues (and incur higher direct vessel expenses) than Aframax tankers.

VOYAGE EXPENSES-Voyage expenses increased $3.7 million, or 7.0%, to $55.8 million for the six months ended June 30, 2004 compared to $52.1 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for such voyage expenses as fuel and port costs.  During the six months ended June 30, 2004, the number of days our vessels operated under spot charters increased by 382, or 7.4%, to 5,523 days from 5,141 days during the prior period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $90.4 million, or 54.6%, to $256.0 million for the six months ended June 30, 2004 compared to $165.6 million for the prior year period. This increase is the result of the overall stronger spot market during the six months ended June 30, 2004 compared to the prior year period, as well as a 23.2% increase in the size of our fleet during 2004 compared to the prior period.  Our average TCE rates increased 23.4% to $32,863 compared to $26,627 for these same periods. The total increase in our net voyage revenues of $90.4 million resulted from an $85.0 million increase relating to vessels acquired and/or sold after January 1, 2003, to $123.7 million for the six months ended June 30, 2004 associated with the 3,228 days we owned such vessels during this period from $38.7 million for the prior period associated with the 1,740 days we owned such vessels during that period.  We had an additional increase of $5.4 million in net voyage revenues relating to the 26 vessels that have been part of our fleet since January 1, 2003, to $132.3 million from $126.9 million.

The following table includes additional data pertaining to net voyage revenues:

	Six months ended June 30,		Increase
	2004	2003	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$43,262	$21,243	$22,019	103.7%
Suezmax	3,785	1,847	1,938	104.9%
Total	47,047	23,090	23,957	103.8%

Spot charter:
Aframax	68,428	83,364	(14,936)	-17.9%
Suezmax	140,524	59,142	81,382	137.6%
Total	208,952	142,506	66,446	46.6%
TOTAL NET VOYAGE REVENUE	$255,999	$165,596	$90,403	54.6%

Vessel operating days:
Time charter:
Aframax	2,078	979	1,099	112.3%
Suezmax	189	99	90	90.9%
Total	2,267	1,078	1,189	110.3%

Spot charter:
Aframax	2,239	3,320	(1,081)	-32.6%
Suezmax	3,284	1,821	1,463	80.3%
Total	5,523	5,141	382	7.4%
TOTAL VESSEL OPERATING DAYS	7,790	6,219	1,571	25.3%
AVERAGE NUMBER OF VESSELS	43.7	35.6	8.1	22.8%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$20,821	$21,703	$(882)	-4.1%
Suezmax	$19,998	$18,655	$1,343	7.2%
Combined	$20,752	$21,423	$(671)	-3.1%

Spot charter:
Aframax	$30,562	$25,109	$5,453	21.7%
Suezmax	$42,790	$32,475	$10,315	31.8%
Combined	$37,833	$27,718	$10,115	36.5%
TOTAL TCE	$32,863	$26,627	$6,236	23.4%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $13.6 million, or 37.4%, to $50.0 million for the six months ended June 30, 2004 compared to $36.4 million for the prior year period. This increase is primarily due to the growth of our fleet, which increased 23.2% for the same periods, the costs associated with re-flagging and re-crewing five of our vessels as well as the timing of certain purchases associated with maintenance and repairs.  In addition, most of this 23.2% increase in the size of our fleet relates to the acquisition of Suezmax vessels which are more costly to operate than Aframax vessels.  On a daily basis, direct vessel expenses per tanker increased by $637, or 11.3%, to $6,285 ($5,854 Aframax, $6,811 Suezmax) for the six months ended June 30, 2004 compared to $5,648 ($5,421 Aframax, $6,128 Suezmax) for the prior year period.  This increase is primarily due to the costs associated with re-flagging and re-crewing five of our vessels as well as the timing of certain purchases associated with maintenance and repairs.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $4.5 million, or 46.1%, to $14.3 million for the six months ended June 30, 2004 compared to $9.8 million for the prior year period. Approximately $3.0 million of this increase is attributable to an increase in payroll expenses (salaries, benefits and incentive bonus) in our offices in New York and Greece in connection with the operation of a larger fleet during six months ended June 30, 2004 compared to the prior period as well as office related expenses of General Maritime Management (Portugal) Lda which we acquired during April 2004.  $1.0 million of this increase is attributable to expenses associated with our lease of an aircraft which the Company entered into during February 2004.  Daily general and administrative expenses per tanker increased $279, or 18.4%, to $1,800 for the six months ended June 30, 2004 compared to $1,521 for the prior year period.

GAIN ON SALE OF VESSEL- During the six months ended June 30, 2004, the Company sold, at its carrying value of $10.4 million, a 1986-built double bottom Aframax tanker which was held for sale as of December 31, 2003.  During the three months ended March 31, 2003, we recognized a gain of $0.9 million as a result of our sale of the Kentucky, a 1980 single-hull Aframax tanker, which was transferred from long term assets to assets held for sale during the fourth quarter of 2002.  During the fourth quarter of 2002, we recorded an expense of $4.1 million associated with the Kentucky which was the difference between the tanker’s book value at the time of $6.1 million and the estimated proceeds from its sale.  The gain of $0.9 million is the difference between the actual sale price of the Kentucky and its book value at the time of the sale.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking, special survey costs and loan fees, increased by $16.3 million, or 45.4%, to $52.2 million for the six months ended June 30, 2004 compared to $35.9 million for the prior year period. This increase is primarily due to the 23.2% increase in the average number of tankers in our fleet.  Another portion of the increase in depreciation expense is associated with the reduction in estimated useful lives of our single hull tankers during the fourth quarter of 2003 from 25 years to approximately 19 to 21 years.  This increase is offset somewhat by a reduction resulting from the increase in residual scrap value of tankers, effective January 1, 2004, from $125 per lightweight ton to $175 per lightweight ton.  Depreciation and amortization is anticipated to remain relatively unchanged during the remainder of 2004 as the increase in depreciation relating to future depreciation on five tankers acquired between April 2004 and June 2004 is expected to be offset by a decrease in future depreciation relating to the sale of four single-hull Suezmax tankers during the third quarter of 2004.

Amortization of drydocking and other repair costs increased by $3.7 million, or 120%, to $6.8 million for the six months ended June 30, 2004 compared to $3.1 million for the prior year period. This increase includes amortization associated with $14.1 million of capitalized expenditures relating to our tankers for the year ended December 31, 2003.

NET INTEREST EXPENSE-Net interest expense increased by $5.2 million, or 36.2%, to $19.5 million for the six months ended June 30, 2004 compared to $14.3 million for the prior year period.  $5.6 million of this increase in net interest expense during the six months ended June 30, 2004 compared to the prior year period is due to the $250 million of Senior Notes we issued in March 2003 in connection with the acquisition of 19 vessels, which have a 10% coupon which is significantly higher than the interest rates on the remainder of our long-term debt.  With respect to the remainder of our long-term debt, interest expense is lower due to the overall lower interest rate environment between the two periods.  Our weighted average outstanding debt, including the Senior Notes, was $660.2 million for the six months ended June 30, 2004 compared to $515.0 million for the prior year period.

NET INCOME-Net income was $120.0 million for the six months ended June 30, 2004 compared to net income of $70.1 million for the prior year period.

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

Cash increased to $52.2 million as of June 30, 2004 compared to $38.9 million as of December 31, 2003. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $37.6 million as of June 30, 2004, compared to $12.7 million as of December 31, 2003. The current portion of long-term debt included in our current liabilities was $40.0 million as of June 30, 2004 and $59.6 million as of December 31, 2003.

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

The total outstanding amounts as of June 30, 2004 associated with our First, Second and Third credit facilities and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)
AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
First credit facility
First term	$69,493	June 2006
First revolver	50,000	June 2006
Second credit facility
Second term	45,000	June 2006
Second revolver	50,000	June 2006
Third credit facility	233,812	March 2008
Senior Notes	250,000	March 2013

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

On July 1, 2004, the Company closed on an $825 million senior secured bank financing facility (“2004 Credit Facility”) consisting of a term loan of $225 million and a revolving loan of $600 million.  The term loan has a five year maturity at a rate of LIBOR plus 1.0% and amortizes on a quarterly basis with 19 payments of $10 million and one payment of $35 million. The revolving loan component, which does not amortize, has a five year maturity at a rate of LIBOR plus 1.0% on the used portion and a 0.5% commitment fee on the unused portion

Concurrent with the closing of the 2004 Credit Facility, pursuant to which the Company borrowed $225 million under the term loan and $290 million under the revolving credit facility, the Company retired its existing First, Second and Third Credit Facilities described below (the “Refinancing”).  The 2004 Credit Facility is secured by all of the ships in the Company’s 47 vessel fleet.  Upon consummating the Refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7.9 million will be written off as a non-cash charge in July 2004.

Net cash provided by operating activities increased 72.8% to $167.3 million for the six months ended June 30, 2004, compared to $96.8 million for the prior year period. This increase is primarily attributable to net income of $120.0 million and depreciation and amortization of $52.2 million for the six months ended June 30, 2004 compared to net income of $70.1 million and depreciation and amortization of $35.9 million for the prior year period.

Net cash used in investing activities was $193.8 million for the six months ended June 30, 2004 compared to $525.7 million for the six months ended June 30, 2003.  During the six months ended June 30, 2004, we expended $200.0 million for five tankers and we received $10.4 million of proceeds from the sale of a tanker.  During the six months ended June 30, 2003, we expended $527.9 million for the purchase of 19 tankers.

Net cash provided by financing activities was $39.8 million for the six months ended June 30, 2004 compared to net cash provided by financing activities of $447.2 million for the prior year period. The change in cash provided by financing activities relates to the following:

•                  Net proceeds from issuance of long-term debt during the three months ended March 31, 2003 net of issuance costs of $12.9 was $311.3 million, which was comprised of $246.2 million of proceeds from our Senior Notes offering and $275.0 million of draw down from our Third Credit Facility.  We entered into no new debt facilities during the six months ended June 30, 2004.

•                  Principal repayments of long-term debt were $39.0 million for the six months ended June 30, 2004 associated with permanent principal repayments under our First, Second and Third Credit Facilities.  Principal repayments of long-term debt were $41.2 million for the six months ended June 30, 2003 associated with permanent principal repayments under our First, Second and Third Credit Facilities.

•                  During the six months ended June 30, 2004, we borrowed $78.0 million of revolving debt associated with our First and Second Credit Facilities; during the six months ended June 30, 2003, we repaid $18.6 million of revolving debt associated with these facilities.

Our operation of ocean-going tankers carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (1) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (2) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (3) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (4) loss of hire insurance for loss of revenue for up to 90 days resulting from tanker off hire for all of our tankers. In light of overall economic conditions as well as recent international events, including the attack on the VLCC Limburg in Yemen in October 2002, and the related risks with respect to the operation of ocean-going tankers and transportation of crude oil, we expect that we will be required to pay higher premiums with respect to our insurance coverage in 2004 and will be subject to increased supplemental calls with respect to our protection and indemnity insurance coverage payable to protection and indemnity associations in amounts based on our own claim records as well as the claim records of the other members of those associations related to prior year periods of operations. We believe that the increase in insurance premiums and supplemental calls is industry wide and do not foresee that it will have a material adverse impact on our tanker operations or overall financial performance. To the extent such costs cannot be passed along to our customers, such costs will reduce our operating income.

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

Vessel Acquisitions

As of June 30, 2004, we have a commitment to acquire four Suezmax newbuilding contracts.  The purchase price of these contracts aggregate $46.1 million which will be paid as each contract is transferred to us.  In addition to this $46.1 million payment, we will be required to pay an additional aggregate amount of $162.7 million through the completion of construction of these four Suezmax tankers delivery of which is expected to occur between March 2006 and January 2008.  The installments that comprise this $162.7 million are payable as follows: $8.8 million in 2004, $8.7 million in 2005, $69.1 million in 2006, $43.5 million in 2007 and $32.6 million in 2008.

Other Commitment

In February 2004, the Company entered into an operating lease for an aircraft.  The lease has a term of five years and requires monthly payments of the Company of $125,000.

The following is a tabular summary of our future commitments (dollars in millions):

	2004 *	2005	2006	2007	2008	Thereafter
Debt payments	$25.4	$93.2	$180.9	$53.1	$95.7	$250.0
Newbuilding installments	8.8	8.7	69.1	32.6	—	—
Aircraft lease	0.8	1.5	1.5	1.5	1.5	0.1
Total commitments	$35.0	$103.4	$251.5	$87.2	$97.2	$250.1

* Denotes six-month period from July 1, 2004 through December 31, 2004.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past four years ended June 30, 2004. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2004, we provided a reserve of approximately 15% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

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

DEFERRED DRYDOCK COSTS. Our tankers are required to be drydocked for major repairs and maintenance that cannot be performed while the tankers are operating approximately every 30 to 60 months. We capitalize the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks. Costs capitalized as part of the drydock include actual costs incurred at the drydock yard; cost of fuel consumed between the tanker’s last discharge port prior to the drydock and the time the tanker leaves the drydock yard; cost of hiring riding crews to effect repairs on a ship and parts used in making such repairs that are reasonably made in anticipation of reducing the duration or cost of the drydock; cost of travel, lodging and subsistence of our personnel sent to the drydock site to supervise; and the cost of hiring a third party to oversee a drydock. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflects the economics and market values of the tankers.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At June 30, 2004, we had $448.3 million of floating rate debt with margins over LIBOR ranging between 1.5% and 1.625% compared to $409.3 million as of December 31, 2003. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 2004 and December 31, 2003, we were party to interest rate swap agreements having aggregate notional amounts of $58.5 million and $71.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of June 30, 2004 the fair value of these swaps was a net liability to us of $1.2 million. A one percent increase in LIBOR would increase interest expense on the portion of our $389.8 million outstanding floating rate indebtedness that is not hedged by approximately $3.9 million per year from June 30, 2004.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the six months ended June 30, 2004,  at least 17% of the Company’s direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $900,000 for the six months ended June 30, 2004.

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them at a reasonable assurance level to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls that could significantly affect internal controls subsequent to the date of their evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.)                                   General Maritime’s annual meeting of shareholders was held on May 20, 2004.

b.)                                  Not required.

c.)                                   Proposal I:           For election of Directors:

For Peter C. Georgiopoulos	24,478,965	Votes withheld	807,441
For William J. Crabtree	24,566,058	Votes withheld	782,848
For Stephen A. Kaplan	24,693,048	Votes withheld	655,858

Messrs. Georgiopoulos, Crabtree and Kaplan were re-elected as Class III directors of the Company until the 2007 annual meeting of shareholders and until their successors are elected and qualified.

Proposal II:                       For the ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors for the period ending December 31, 2004:

Total Shares in Favor	25,130,539
Total Shares Against	215,125
Total Shares Abstaining	3,242

The appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was ratified.

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

None.

The Company hereby incorporates by reference this Report on Form 10-Q into its Registration Statement on Form S-4, as amended (Reg. No. 333-106350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: August 9, 2004	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos

Chairman, Chief Executive Officer, and President