Form 10-Q
period 2004-09-30
GENERAL MARITIME CORP/
filed 2004-11-09
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Yes ☒   No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 4, 2004:

Common Stock, par value $0.01 per share 37,692,745 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003

Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2004 and 2003

Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2004

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

Item 1.           Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$42,548	$38,905
Due from charterers, net	41,639	36,209
Vessel held for sale	20,397	10,388
Prepaid expenses and other current assets	26,044	16,971
Total current assets	130,628	102,473
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $259,927 and $217,228, respectively	1,178,270	1,114,978
Vessel construction in progress	55,841	—
Other fixed assets, net	3,263	2,069
Deferred drydock costs, net	18,992	22,620
Deferred financing costs, net	12,345	15,685
Other assets	10,018	—
Goodwill	8,545	5,753
Total noncurrent assets	1,287,274	1,161,105
TOTAL ASSETS	$1,417,902	$1,263,578

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,430	$22,418
Accrued interest	1,082	7,800
Current portion of long-term debt	40,000	59,553
Total current liabilities	72,512	89,771
NONCURRENT LIABILITIES:
Deferred voyage revenue	5,539	6,330
Long-term debt	591,531	596,117
Derivative liability for cash flow hedge	1,005	2,480
Total noncurrent liabilities	598,075	604,927
Total liabilities	670,587	694,698
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 37,677,645 and 37,614,145 shares at September 30, 2004 and December 31, 2003, respectively	377	376
Paid-in capital	422,079	420,989
Restricted stock	(3,860)	(5,113)
Retained earnings	329,689	155,108
Accumulated other comprehensive loss	(970)	(2,480)
Total shareholders’ equity	747,315	568,880
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,417,902	$1,263,578

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
VOYAGE REVENUES:
Voyage revenues	$156,261	$109,848	$468,078	$327,589
OPERATING EXPENSES:
Voyage expenses	32,789	35,331	88,607	87,476
Direct vessel expenses	22,808	27,556	72,837	63,966
General and administrative	9,965	5,795	24,292	15,598
Depreciation and amortization	24,782	23,583	76,983	59,477
Gain on sale of vessels	(6,343)	—	(6,343)	(930)
Total operating expenses	84,001	92,265	256,376	225,587
OPERATING INCOME	72,260	17,583	211,702	102,002
OTHER EXPENSE:
Interest expense- net	(9,717)	(10,534)	(29,200)	(24,839)
Other expense	(7,921)	—	(7,921)	—
Total other expense	(17,638)	(10,534)	(37,121)	(24,839)
Net income	$54,622	$7,049	$174,581	$77,163

Basic earnings per common share	$1.47	$0.19	$4.72	$2.09
Diluted earnings per common share	$1.44	$0.19	$4.62	$2.07

Weighted average shares outstanding:
Basic	37,051,080	36,964,770	37,025,182	36,964,770
Diluted	37,874,945	37,381,444	37,798,111	37,311,616

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance as of January 1, 2004	$376	$420,989	$(5,113)	$155,108	$(2,480)		$568,880
Comprehensive income:
Net income				174,581		$174,581	174,581
Unrealized derivative gains on cash flow hedge					1,510	1,510	1,510
Comprehensive income						$176,091
Exercise of stock options	1	1,090					1,091
Restricted stock amortization			1,253				1,253
Balance at September 30, 2004 (unaudited)	$377	$422,079	$(3,860)	$329,689	$(970)		$747,315

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$174,581	$77,163
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessels	(6,343)	(930)
Depreciation and amortization	76,983	59,477
Restricted stock compensation expense	1,253	407
Amortization of discount on senior notes	188	125
Write-off of deferred financing costs	7,886	—
Changes in operating assets and liabilities:
Increase in due from charterers	(5,430)	(3,840)
Increase in prepaid expenses and other assets	(8,231)	(8,287)
Increase in accounts payable and accrued expenses	1,496	9,752
Decrease in deferred voyage revenue	(791)	(497)
Deferred drydock costs incurred	(10,405)	(9,408)
Net cash provided by operating activities	231,187	123,962

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessels	(200,692)	(528,426)
Proceeds from sale of vessels	73,892	2,930
Acquisition of business net of cash received	(2,903)	—
Payments for construction in progress	(55,841)	—
Purchase of other fixed assets	(1,694)	(1,287)
Net cash used by investing activites	(187,238)	(526,783)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from senior notes offering	—	246,158
Long-term debt borrowings	515,000	275,000
Payments to retire long-term debt	(448,305)	—
Principal payments on long - term debt	(49,022)	(64,222)
Increase in deferred financing costs	(7,052)	(14,485)
Net borrowings (payments) on revolving credit facilities	(42,000)	(27,058)
Cash placed in escrow with lender	(10,018)	—
Proceeds from exercise of stock options	1,091	—
Net cash (used) provided by financing activities	(40,306)	415,393

Net increase in cash	3,643	12,572
Cash, beginning of period	38,905	2,681
Cash, end of period	$42,548	$15,253

Supplemental disclosure of cash flow information:

Cash paid during the period for interest (net of amount capitalized)	$35,918	$23,775

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — General Maritime Corporation (the “Company”) through its subsidiaries is a provider of international transportation services of seaborne crude oil. The Company’s fleet is comprised of both Aframax and Suezmax tankers. Most of the Company’s vessels are currently operating in the Atlantic basin, which consists primarily of ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts between two to ten weeks, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are typically paid by the owner of the vessel and specified voyage costs such as fuel, canal and port costs are typically paid by the owner of the vessel.

A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs are typically paid by the owner of the vessel and specified voyage costs such as fuel, canal and port charges are paid by the charterer.

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

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS.  Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At September 30, 2004 and December 31, 2003, the Company has a reserve of $1,874 and $1,143, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over

the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.   As of September 30, 2004 and December 31, 2003, the Company has a reserve of $1,480 and $0, respectively, against its due from charterers balance associated with estimated performance claims against the Company’s time charters.

VESSELS, NET - Effective January 1, 2004, the Company increased residual scrap value of its tankers from $0.125 per light weight ton to $0.175 per light weight ton, which the Company believes better approximates the historical average price of scrap steel.  The impact of this change is to reduce depreciation expense by approximately $900 during each quarter ending subsequent to December 31, 2003, based on the Company’s existing fleet on that date.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress represents the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).  During the three and nine month periods ended September 30, 2004, the Company capitalized $400 of interest expense.

OTHER ASSETS — Other assets represents cash placed in escrow, in lieu of being used to repay a portion of the Company’s outstanding term loan as required by an amendment to the 2004 Credit Facility, relating to the sale during August 2004 of three single-hull Suezmax vessels.  See Footnote 4 for further discussion.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

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

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the nine months ended September 30, 2004 and 2003 included pay-fixed swaps. As of September 30, 2004, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the nine months ended September 30, 2004 and 2003, the Company recognized a credit to Accumulated other comprehensive loss of $1,510 and $1,100, respectively.  The aggregate liability in connection with the Company’s cash flow hedges as of September 30, 2004 and December 31, 2003 was $1,005 and $2,480, respectively, and is presented as Derivative liability for cash flow hedge on the balance sheet.

STOCK BASED COMPENSATION.  The Company follows the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provides pro forma disclosure of net income and earnings per share as if the accounting provision of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation had been adopted.  Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted.  The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 52%, 47%, 63% and 54% for options granted during 2004, 2003, 2002 and 2001, respectively, risk free interest rate of 3.25%, 3.5%, 4.0% and 5.5% for options granted during 2004, 2003, 2002 and 2001, respectively, and no dividend yield for any options granted. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the 143,500 options to purchase common stock granted on November 26, 2002 is $3.42 per share.  The fair value of the 50,000, 12,500 and 29,000 options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 12, 2003 is $3.95 per share, $4.52 per share, and $6.61 per share, respectively.  The fair value of the 25,000 options to purchase common stock granted on May 20, 2004 is $10.93 per share.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by of Statement of Financial Standards (“SFAS”) No.

123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share for the three and nine months ended September 30, 2004 and 2003, would have been stated at the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$54,622	$7,049	$174,581	$77,163
Stock based compensation expense using the fair value method	127	184	257	504
Pro forma	$54,495	$6,865	$174,324	$76,659

Earnings per share (as reported):
Basic	$1.47	$0.19	$4.72	$2.09
Diluted	$1.44	$0.19	$4.62	$2.07

Earnings per share (pro forma):
Basic	$1.47	$0.19	$4.71	$2.07
Diluted	$1.44	$0.18	$4.61	$2.05

2.                                      EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.  For the three and nine month periods ended September 30, 2004, all stock options were considered to be dilutive.  For the three and nine month periods ended September 30, 2003, 270,000 stock options were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Basic earnings per share:
Weighted average common shares outstanding	37,051,080	36,964,770	37,025,182	36,964,770

Diluted earnings per share:
Weighted average common shares outstanding	37,051,080	36,964,770	37,025,182	36,964,770
Stock options	177,208	70,736	149,372	56,294
Restricted stock awards	646,657	345,938	623,557	290,552
	37,874,945	37,381,444	37,798,111	37,311,616

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

In March 2004, the Company agreed to acquire three Aframax vessels, two Suezmax vessels, four newbuilding Suezmax contracts and a technical management company from an unaffiliated entity for cash in order to increase the size of the Company’s fleet.  The three Aframax vessels, two Suezmax vessels and the technical management company were acquired between April and June 2004. The four newbuilding Suezmax contracts were acquired in July 2004.  The purchase price of these assets aggregated approximately $248,100, which was financed through cash on hand and borrowings under the Company’s existing revolving credit facilities. The purchase resulted in goodwill of approximately $2,800 being recorded. This amount may be adjusted after the purchase price allocation is finalized. In addition, $8,777 was paid to the shipyard as an installment on the construction price of the four newbuilding contracts.

The remaining installments on the four newbuilding Suezmax contracts to be paid by the Company aggregate $152,853 and are payable as follows: $6,514 in 2005, $71,310 in 2006, $42,444 in 2007 and $32,585 in 2008.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
	(unaudited)
First Credit Facility
Term Loan	$—	$86,866
Revolving Credit Facility	—	13,000
Second Credit Facility
Term Loan	—	53,000
Revolving Credit Facility	—	9,000
Third Credit Facility	—	247,461
2004 Credit Facility
Term Loan	215,000	—
Revolving Credit Facility	170,000	—
Senior Notes, net of discount	246,531	246,343
Total	$631,531	$655,670

Less: Current portion of long-term debt	40,000	59,553
Long-term debt	$591,531	$596,117

2004 Credit Facility

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

Concurrent with the closing of the 2004 Credit Facility, pursuant to which the Company borrowed $225,000 under the term loan and $290,000 under the revolving credit facility, the Company retired its existing First, Second and Third Credit Facilities described below (the “Refinancing”).  At the time of the Refinancing, the 2004 Credit Facility was secured by the 42 vessels which collateralized the First, Second and Third Credit Facilities and the five vessels described in Note 3 which were acquired during 2004.  In addition, each of our subsidiaries which has an ownership interest in any tanker vessel that is secured by the 2004 Credit Facility has provided unconditional guaranties of all amounts owing under the 2004 Credit Facility.

Upon consummating the Refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7,886 was written off as a non-cash charge in July 2004.  This non-cash charge is classified as other expense on the statement of operations.

As of September 30, 2004, the Company had $215,000 outstanding on the term loan and $170,000 outstanding on the revolving loan.  The 2004 Credit Facility is secured by all of the ships in the Company’s 44 vessel fleet, which includes five vessels acquired in 2004 described in Note 3 with a carrying value at September 30, 2004 of $1,178,270, one single-hull Suezmax vessel held for sale as of September 30, 2004 with a carrying value of $17,516 and $10,018 cash held in escrow.

As described in Note 5, in August 2004, the Company sold three single-hull Suezmax vessels and has agreed to sell a fourth single-hull Suezmax vessel.  Pursuant to an amendment to the 2004 Credit Facility, the Company is permitted, until August 2005 to substitute as collateral future vessel acquisitions with a fair value equivalent to the vessels sold.  Had this amendment not been agreed to, the Company would, upon the sale of the three vessels in August 2004, have had to repay $10,018 associated with the $225,000 term loan and the $600,000 revolving credit facility would have been permanently reduced by $26,714.  In accordance with the amendment to the 2004 Credit Facility, the Company placed $10,018 in escrow which will be returned to the Company if collateral is substituted as described above. This amount of cash held in escrow is classified as Other assets on the Company’s balance sheet.   If such collateral is not fully provided, on August 31, 2005, the remaining amount held in the escrow account will be used to repay a portion of the term loan.  With respect to the revolving credit facility, $26,714 is currently not available to be drawn until such substitute collateral is provided.  To the extent substitute collateral is not provided by August 31, 2005, the revolving credit facility will be permanently reduced.

The terms and conditions of the 2004 Credit Facility require compliance with certain restrictive covenants, which the Company feels are consistent with loan facilities incurred by other shipping companies. Under the credit facility, the Company is required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  In addition, the 2004 Credit Facility restricts the payment of dividends and repurchase of common shares to an aggregate of $1,000 per year.

First, Second and Third Credit Facilities- Refinanced by the 2004 Credit Facility

The First Credit Facility was comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility was to mature on June 15, 2006. The term loan was repayable in quarterly installments. The principal of the revolving loan was to be payable at maturity. The First Credit Facility bore interest at LIBOR plus 1.5%. The Company was obligated to pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. Due to the sale of three of the Aframax tankers securing the First Credit Facility, the revolving loan facility was reduced to $96,519.  As of June 30, 2004, the Company had $69,493 outstanding on the term loan and $50,000 outstanding on the revolving loan.  All of these outstanding balances were repaid during the Refinancing on July 1, 2004.  The Company’s obligations under the First Credit Facility were secured by 17 vessels.

The Second Credit Facility consisted of a $115,000 term loan and a $50,000 revolving loan. The Second Credit Facility was to mature on June 27, 2006. The term loan was repayable in quarterly installments. The principal of the revolving loan was to be payable at maturity.  The Second Credit Facility bore interest at LIBOR plus 1.5%. The Company was obligated to pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. As of June 30, 2004, the Company had $45,000 outstanding on the term loan and $50,000 outstanding on the revolving loan.  All of these outstanding balances were repaid during the Refinancing on July 1, 2004.  The Company’s obligations under the Second Credit Facility agreements were secured by nine vessels.

On March 11, 2003 in connection with the 19 vessels acquired by the Company as discussed in Note 3, the Company entered into commitments for $450,000 in credit facilities.  These credit facilities were comprised of a first priority $350,000 amortizing term loan (the “Third Credit Facility”) and a second priority $100,000 non-amortizing term loan (the “Second Priority Term Loan”).  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275,000 (such reduction from $350,000 is treated as a prepayment of the first six installments due under this facility) and the Second Priority Term Loan was eliminated.  The Third Credit Facility was to mature on March 10, 2008, was to be repayable in 19 quarterly installments and bore interest at LIBOR plus 1.625%.  As of June 30, 2004, the Company had outstanding $233,812 on the Third Credit Facility.  This outstanding balance was repaid during the Refinancing on July 1, 2004.  The Company’s obligations under the Third Credit Facility were secured by 16 vessels.

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.  The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of September 30, 2004, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $31,500 and $20,500, respectively.  The Company has determined that these interest rate swap agreements, which effectively hedged the Company’s First and Second Credit Facilities continues to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility.  During the three and nine months ended September 30, 2004, a $35 loss was recorded as other expense relating to the ineffective portion of these hedges.

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2004 and 2003 was $1,550 and $2,264, respectively.

Senior Notes

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the senior notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and required the Company to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third facilities.  As of September 30, 2004, the discount on the Senior Notes is $3,469.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company).  These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation.  The parent company General Maritime Corporation has no independent assets or operations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

In addition, the provisions of the Senior Notes require that the proceeds from vessel sales, net of required debt payments made on senior indebtedness, be used to acquire additional assets within one year from the dates of sale.  If such assets are not acquired, any excess proceeds, after reduction of the indebtedness under the 2004 Credit Facility, are to be used to repurchase Senior Notes.  As of September 30, 2004, such excess net proceeds pertaining to the three vessels sold during August 2004 aggregate $26,773, which, if not used to acquire additional assets through August 2005, will be used to repurchase Senior Notes.

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

As of September 30, 2004, the Company is in compliance with all of the financial covenants under its 2004 Credit Facility and its Senior Notes.

Based on borrowings as of September 30, 2004, aggregate maturities under the Senior Notes and the 2004 Credit Facility are as follows:

PERIOD ENDING DECEMBER 31,	2004 Credit Facility	Senior Notes	TOTAL
2004 (October 1- December 31)	$10,000	$—	$10,000
2005	40,000	—	40,000
2006	40,000	—	40,000
2007	40,000	—	40,000
2008	40,000	—	40,000
Thereafter	215,000	250,000	465,000

	$385,000	$250,000	$635,000

Interest rates during the nine months ended September 30, 2004 ranged from 2.63% to 3.00% on the First, Second, Third and 2004 Credit Facilities.

5.                                      GAIN ON SALE OF VESSELS

During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels in order to reduce the number of single-hull vessels in the Company’s fleet.  Three of these vessels were sold during August 2004 for aggregate net proceeds of approximately $63,500, resulting in a gain on sale of vessels of $6,343.  The fourth vessel was sold in October 2004 resulting in a gain of approximately $250 and has been classified on the September 30, 2004 balance sheet, along with the unamortized portion of the vessel’s previous drydock, as Vessel held for sale.

During October 2003, the Company decided to sell a 1986-built double bottom Aframax tanker to help improve the age profile of the fleet.  During the nine months ended September 30, 2004, the Company sold, at its carrying value of $10,388, the vessel which was held for sale as of December 31, 2003.  In November 2003, the Company contracted to sell this vessel, with the delivery of this vessel to its new owner having taken place in February 2004.  The vessel was written down by $296 to the estimated proceeds to be received from the vessel’s disposition of $10,388 and was reclassified on the December 31, 2003 balance sheet from Vessels to Vessel held for sale.

During the nine months ended September 30, 2003, the Company sold a vessel which was held for sale as of December 31, 2002 for $2,930, resulting in a gain of $930.  This decision to sell this vessel was based on management’s assessment of the projected cost associated with the vessel’s next drydocking which was scheduled to occur during 2003 and the estimated operating revenues for the vessel over its remaining operating life. An impairment charge of $4,104 was recorded during the year ended December 31, 2002 that represents the difference between the vessel’s book value and the estimated proceeds from its anticipated sale. This vessel was written down to its estimated net selling price of $2,000, and was reclassified on the December 31, 2002 balance sheet from Vessels to Vessel held for sale.

6.                                      RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55. During the nine months ended September 30, 2004 and 2003, the Company expensed $495 for occupancy fees. For the years ended December 31, 2003 and 2002, the Company’s occupancy fees were $660 in each year.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of September 30, 2004.

During the nine months ended September 30, 2004 and 2003, the Company incurred legal services (primarily in connection with the acquisition of tankers) aggregating $244 and $176, respectively, to the father of Mr. Peter Georgiopoulos, all of which has been paid as of September 30, 2004.

7.                                      STOCK OPTION PLAN

On June 10, 2001, the Company adopted the General Maritime Corporation 2001 Stock Incentive Plan. Under this plan the Company’s compensation committee, designated by the board of directors, or the board of directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan is 2,900,000 shares. On June 12, 2001, the Company granted incentive stock options and nonqualified stock options to purchase 860,000 shares of common stock at an exercise price of $18.00 per share (the initial public offering price) under the provisions of the 2001 Stock Incentive Plan. These options expire in 10 years. Options to purchase 110,000 shares of common stock vested immediately on June 12, 2001, the date of the grant. 25% of the remaining 750,000 options will vest on each of the first four anniversaries of the grant date. All options granted under this plan will vest upon a change of control, as defined. These options will be incentive stock options to the extent allowable under the Internal Revenue Code.  During 2003, 32,000 of these options were forfeited.  During the nine months ended September 30, 2004, 59,000 of these options were exercised and 9,000 of these options were forfeited.

On November 26, 2002, the Company’s chief executive officer and chief operating officer surrendered to the Company outstanding options to purchase an aggregate of 590,000 shares of common stock. Also on November 26, 2002, options to purchase 143,500 were granted to other employees at an exercise price of $6.06 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.  During 2003, 24,375 of these options were exercised and 5,250 of these options were forfeited.  During the nine months ended September 30, 2004, 4,500 of these options were exercised.

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

On November 12, 2003, the Company granted options to purchase an aggregate of 29,000 shares of common stock to certain employees of the Company at an exercise price of $14.58 (the closing price on the date of grant). These options will vest in four equal installments on each of the first four anniversaries of the date of grant.  During the nine months ended September 30, 2004, 4,500 of these options were forfeited.

On May 20, 2004, the Company granted options to purchase an aggregate of 25,000 shares of common stock to five outside directors of the Company at an exercise price of $22.57 (the closing price on the date of grant). These options will vest in four equal installments on each of the first four anniversaries of the date of grant.

The following table summarizes stock option activity through September 30, 2004:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2001	860,000	$18.00	$8.50

Granted	143,500	$6.06	$3.42
Exercised
Forfeited	(590,000)	$18.00	$8.50

Outstanding, December 31, 2002	413,500	$13.86	$6.74

Granted	91,500	$10.35	$4.68
Exercised	(24,375)	$6.06	$3.42
Forfeited	(87,250)	$12.82	$4.66

Outstanding, December 31, 2003	393,375	$13.75	$6.93

Granted	25,000	$22.57	$10.93
Exercised	(63,500)	$17.15	$8.14
Forfeited	(13,500)	$14.58	$6.61

Outstanding, September 30, 2004	341,375	$13.97	$6.47

The following table summarizes certain information about stock options outstanding as of September 30, 2004:

				Options Exercisable, September 30, 2004
	Options Outstanding, September 30, 2004
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighed Average Exercise Price

$ 6.06	109,375	$6.06	8.2	5,688	$6.06
$ 9.98 - $14.58	37,000	$13.03	8.9	3,125	$13.03
$ 18.00 - $22.57	195,000	$18.59	7.1	124,200	$18.00

	341,375	$13.97	7.6	133,013	$17.37

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: changes in demand or a material decline in rates in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including but not limited to: crew wages, insurance, provisions, repairs and maintenance; changes in general domestic and international political conditions; changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003.

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2004 and 2003. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of November 1, 2004 our fleet consisted of 47 wholly owned tankers comprised of 26 Aframax tankers, 17 Suezmax tankers and four newbuilding Suezmax tankers, with a total cargo carrying capacity of 5.9 million deadweight tons.

On March 25, 2004, the Company agreed to acquire the fleet and technical operations of an unaffiliated entity for cash. As part of this transaction, the Company acquired three Aframax and two Suezmax vessels, four newbuilding Suezmax contracts and a technical management company. The technical management company, the three Aframax vessels and two Suezmax vessels were acquired through June 2004.  The four newbuilding Suezmax contracts were acquired in July 2004.  The purchase price of these assets was approximately $248.1 million, which was financed through cash on hand and borrowings under the Company’s existing revolving credit facilities.

During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels.  Delivery of these vessels to their new owners occurred between August 2004 and October 2004.  Each of these vessels was sold at prices in excess of its carrying value, inclusive of unamortized drydock costs.  The aggregate gain on the sale of these four vessels is anticipated to be approximately $6.6 million, of which $6.3 million was recognized during the three months ended September 30, 2004.

A summary of our vessel acquisitions and dispositions during 2003 and 2004 are as follows:

Tanker Name	Status	Vessel Type	Date
Genmar Traveller	Acquired	Suezmax	March 11, 2003
Genmar Transporter	Acquired	Suezmax	March 12, 2003
Genmar Sky	Acquired	Suezmax	March 13, 2003
Genmar Orion	Acquired	Suezmax	March 24, 2003
Genmar Ocean	Acquired	Aframax	March 28, 2003
Kentucky	Sold	Aframax	March 31, 2003
Genmar Ariston	Acquired	Suezmax	April 4, 2003
Genmar Kestrel	Acquired	Suezmax	April 4, 2003
Genmar Centaur	Acquired	Suezmax	April 9, 2003
Genmar Spyridon	Acquired	Suezmax	April 15, 2003
Genmar Phoenix	Acquired	Suezmax	April 15, 2003
Genmar Baltic	Acquired	Aframax	April 16, 2003
Genmar Horn	Acquired	Suezmax	April 17, 2003
Genmar Prometheus	Acquired	Suezmax	April 17, 2003
Genmar Pacific	Acquired	Aframax	April 22, 2003
Genmar Argus	Acquired	Suezmax	April 24, 2003
Genmar Hope	Acquired	Suezmax	May 2, 2003
Genmar Gulf	Acquired	Suezmax	May 5, 2003
Genmar Princess	Acquired	Aframax	May 27, 2003
Genmar Progress	Acquired	Aframax	May 29, 2003
Genmar Pacific	Sold	Aframax	November 14, 2003
Genmar Ocean	Sold	Aframax	December 2, 2003
West Virginia	Sold	Aframax	December 11, 2003
Genmar Baltic	Sold	Aframax	February 4, 2004
Genmar Revenge	Acquired	Aframax	April 16, 2004
Genmar Honour	Acquired	Suezmax	April 21, 2004
Genmar Strength	Acquired	Aframax	May 3, 2004
Genmar Conqueror	Acquired	Suezmax	May 7, 2004
Genmar Defiance	Acquired	Aframax	June 4, 2004
Genmar Harriet	Sold	Suezmax	August 9, 2004
Genmar Traveller	Sold	Suezmax	August 25, 2004
Genmar Centaur	Sold	Suezmax	August 27, 2004
Genmar Transporter	Sold	Suezmax	October 7, 2004

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

INCOME STATEMENT DATA

	Three months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except share data)		(Dollars in thousands, except share data)

Voyage revenues	$156,261	$109,848	$468,078	$327,589
Voyage expenses	32,789	35,331	88,607	87,476
Direct vessel expenses	22,808	27,556	72,837	63,966
General and administrative expenses	9,965	5,795	24,292	15,598
Depreciation and amortization	24,782	23,583	76,983	59,477
Gain on sale of vessels	(6,343)	—	(6,343)	(930)
Operating income	72,260	17,583	211,702	102,002
Net interest expense	9,717	10,534	29,200	24,839
Other expense	7,921	—	7,921	—
Net Income	$54,622	$7,049	$174,581	$77,163
Basic earnings per share	$1.47	$0.19	$4.72	$2.09
Diluted earnings per share	$1.44	$0.19	$4.62	$2.07
Weighted average shares outstanding, thousands	37,051	36,965	37,025	36,965
Diluted average shares outstanding, thousands	37,875	37,381	37,798	37,312

BALANCE SHEET DATA, at end of period

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Cash	$42,548	$38,905
Current assets, including cash	130,628	102,473
Total assets	1,417,902	1,263,578
Current liabilities, including current portion of long-term debt	72,512	89,771
Current portion of long-term debt	40,000	59,553
Total long-term debt, including current portion	631,531	655,670
Shareholders’ equity	747,315	568,880

OTHER FINANCIAL DATA	Three months ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2004	2003	2004	2003
EBITDA(1)	$89,121	$41,166	$280,764	$161,479
Net cash provided by operating activities	63,866	27,136	231,087	123,962
Net cash provided (used) by investing activities	6,557	(1,083)	(187,238)	(526,783)
Net cash provided (used) by financing activities	(80,069)	(31,820)	(40,306)	415,393
Capital expenditures
Vessel sales (purchases), including construction in progress	7,012	(489)	(182,641)	(525,496)
Drydocking or capitalized survey or improvement costs	(7,981)	(5,008)	(10,405)	(9,408)
Weighted average long-term debt	721,499	728,924	674,613	577,902
FLEET DATA
Total number of vessels at end of period	44	46	44	46
Average number of vessels (2)	45.6	46.0	44.4	39.0
Total voyage days for fleet (3)	3,935	4,097	11,725	10,316
Total time charter days for fleet	1,063	706	3,330	1,784
Total spot market days for fleet	2,872	3,391	8,395	8,532
Total calendar days for fleet (4)	4,199	4,232	12,159	10,678
Fleet utilization (5)	93.7%	96.8%	96.4%	96.6%
AVERAGE DAILY RESULTS
Time charter equivalent (6)	$31,380	$18,188	$32,365	$23,277
Direct vessel operating expenses per vessel(7)	5,432	6,512	5,991	5,990
General and administrative expense per vessel (8)	2,373	1,369	1,998	1,461
Total vessel operating expenses (9)	7,806	7,881	7,989	7,451
EBITDA	21,226	9,728	23,092	15,123

EBITDA Reconciliation	Three months ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net Income	$54,622	$7,049	$174,581	$77,163
+ Net interest expense	9,717	10,534	29,200	24,839
+ Depreciation and amortization	24,782	23,583	76,983	59,477
EBITDA	$89,121	$41,166	$280,764	$161,479

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003 is set forth in the table below.

Income statement margin analysis

(% of net voyage revenues)

	Three months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	18.5%	37.0%	19.2%	26.6%
General and administrative expenses	8.1%	7.8%	6.4%	6.5%
Depreciation and amortization	20.1%	31.6%	20.3%	24.8%
Gain on sale of vessel	-5.1%	0.0%	-1.7%	-0.4%
Total operating expenses	41.6%	76.4%	44.2%	57.5%
Operating income	58.4%	23.6%	55.8%	42.5%
Net interest expense	7.9%	14.1%	7.7%	10.4%
Other expense	6.4%	0.0%	2.1%	0.0%
Net Income	44.1%	9.5%	46.0%	32.1%

(1)               Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Voyage revenues	$156,261	$109,848	$468,078	$327,589
Voyage expenses	32,789	35,331	88,607	87,476
Net voyage revenue	$123,472	$74,517	$379,471	$240,113

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

VOYAGE REVENUES-Voyage revenues increased by $46.4 million, or 42.3%, to $156.2 million for the three months ended September 30, 2004 compared to $109.8 million for the prior year period. This increase is due to the stronger spot market for Suezmax and Aframax tankers during the three months ended September 30, 2004 compared to the prior year period, in spite of a 0.8% decrease in the average size of our fleet to 45.6 tankers (26.0 Aframax, 19.6 Suezmax) during 2004 compared to 46.0 tankers (27.0 Aframax, 19.0 Suezmax) during the prior year period.

VOYAGE EXPENSES-Voyage expenses decreased $2.5 million, or 7.2%, to $32.8 million for the three months ended September 30, 2004 compared to $35.3 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for such voyage expenses as fuel and port costs.  During the three months ended September 30, 2004, the number of days our vessels operated under spot charters decreased by 15.3% to 2,872 days (1,278 days Aframax, 1,594 days Suezmax) from 3,391 days (1,846 days Aframax, 1,545 days Suezmax) during the prior year period.  However, the number of days our vessels operated in the spot market during the three months ended September 30, 2004 consists of a higher portion of days attributable to Suezmax vessels compared to the prior year period.  Suezmax vessels consume more fuel and have higher port costs, which are the two primary components of voyage expenses, than Aframax vessels.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $49.0 million, or 65.7%, to $123.5 million for the three months ended September 30, 2004 compared to $74.5 million for the prior year period. This increase is the result of the overall stronger spot market during the three months ended September 30, 2004 compared to the prior year period.  Our average TCE rates increased 72.5% to $31,380 during the three months ended September 30, 2004 compared to $18,188 for the prior year period.  This increase was offset partially by a 4.0% decrease in the number of vessel operating days to 3,935 days during the three months ended September 30, 2004 from 4,097 during the prior year period.  The total increase in our net voyage revenues of $49.0 million resulted from a combination of: (a) vessels that were part of our fleet during the entire three month periods ended September 30, 2004 and 2003, (b) vessels acquired after July 1, 2003 which are part of our fleet as of September 30, 2004, and (c) vessels that were part of our fleet during a portion of one or both three month periods ended September 30, 2004 and 2003 but have been sold as of September 30, 2004.  A summary of the contributions of each of these components to net voyage revenue is as follows:

	Three months ended September 30,		Increase (Decrease)
	2004	2003
	(dollars in millions)
Net voyage revenue (in millions):
Vessels owned during the entirety of both 2004 and 2003 periods	$103.6	$66.6	$37.0
Vessels owned at end of 2004 period but acquired during or after the 2003 period	15.3	—	15.3
Vessels owned during the comparative periods but sold as of the end of the 2004 period	4.6	7.9	(3.3)
Total	$123.5	$74.5	$49.0

Vessel calendar days:
Vessels owned during the entirety of both 2004 and 2003 periods	3,588	3,588	—
Vessels owned at end of 2004 period but acquired during or after the 2003 period	460	—	460
Vessels owned at beginning of 2003 period but sold as of the end of the 2004 period	151	644	(493)
Total	4,199	4,232	(33)

The following table includes additional data pertaining to net voyage revenues:

	Three months ended September 30,		Increase (Decrease)
	2004	2003		% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$19,597	$10,640	$8,957	84.2%
Suezmax	—	2,760	(2,760)	-100.0%
Total	19,597	13,400	6,197	46.2%
Spot charter:
Aframax	34,584	28,661	5,923	20.7%
Suezmax	69,291	32,456	36,835	113.5%
Total	103,875	61,117	42,758	70.0%

TOTAL NET VOYAGE REVENUE	$123,472	$74,517	$48,955	65.7%

Vessel operating days:
Time charter:
Aframax	1,063	566	497	87.8%
Suezmax	—	140	(140)	-100.0%
Total	1,063	706	357	50.6%

Spot charter:
Aframax	1,278	1,846	(568)	-30.8%
Suezmax	1,594	1,545	49	3.2%
Total	2,872	3,391	(519)	-15.3%
TOTAL VESSEL OPERATING DAYS	3,935	4,097	(162)	-4.0%
AVERAGE NUMBER OF VESSELS	45.6	46.0	(0.4)	-0.8%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$18,436	$18,808	$(372)	-2.0%
Suezmax	n/m	$19,710	n/m	n/m
Combined	$18,436	$18,987	$(551)	-2.9%

Spot charter:
Aframax	$27,061	$15,531	$11,530	74.2%
Suezmax	$43,470	$21,001	$22,469	107.0%
Combined	$36,168	$18,024	$18,144	100.7%
TOTAL TCE	$31,380	$18,188	$13,192	72.5%

We are constantly evaluating opportunities to increase the number of our tankers deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. The following table summarizes the portion of our fleet on time charter as of September 30, 2004:

Vessel	Vessel Type	Expiration Date	Average Daily Rate
Genmar Pericles	Aframax	October 2, 2005	$19,700
Genmar Trust	Aframax	October 13, 2005	$19,700
Genmar Spirit	Aframax	October 15, 2005	$19,700
Genmar Hector	Aframax	November 3, 2005	$19,700
Genmar Challenger	Aframax	December 6, 2005	$19,700
Genmar Trader	Aframax	December 15, 2005	$19,700
Genmar Champ	Aframax	January 10, 2006	$19,700
Genmar Star	Aframax	February 12, 2006	$19,700
Genmar Endurance	Aframax	January 24, 2006	$19,700
Genmar Princess	Aframax	February 20, 2005	$25,000
Genmar Defiance	Aframax	December 12, 2004	$15,000	(1)
Genmar Constantine	Aframax	August 15, 2005	$28,000	(1)

(1) Net of brokers’ commissions.

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $4.7 million, or 17.2%, to $22.8 million for the three months ended September 30, 2004 compared to $27.5 million for the prior year period. This decrease can be attributed to a decrease in maintenance and repairs during the three months ended September 30, 2004 as compared to the 2003 period as well as the timing of certain purchases, maintenance and repair costs.  In addition, during the three months ended September 30, 2004, the Company sold three vessels which had higher historic operating costs than the other vessels in our fleet.  Also contributing to this decrease is a 0.8% decrease in the average size of our fleet to 45.6 tankers (26.0 Aframax, 19.6 Suezmax) during the three months ended September 30, 2004 compared to 46.0 tankers (27.0 Aframax, 19.0 Suezmax) during the prior year period. On a daily basis, direct vessel expenses per tanker decreased by  $1,079, or 16.6%, to $5,433 ($5,220 Aframax, $5,714 Suezmax) for the three months ended September 30, 2004 compared to $6,512 ($5,708 Aframax, $7,654 Suezmax) for the prior year period. This decrease is attributable to a decrease in maintenance and repair costs during the three months ended September 30, 2004 as compared to the 2003 period as well as the timing of certain purchases, maintenance and repair costs.  Also, during the three months ended September 30, 2004, the Company sold three vessels which had higher daily historic operating costs than the other vessels in our fleet.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $4.1 million, or 72.0%, to $9.9 million for the three months ended September 30, 2004 compared to $5.8 million for the prior year period. The majority of this increase is attributable to an increase in payroll expenses (salaries, benefits and incentive bonus) in our offices in New York and Greece of $2.2 million during three months ended September 30, 2004 compared to the prior period as well as $0.9 million during the three months ended September 30, 2004 of office related expenses of General Maritime Management (Portugal) Lda which we acquired during April 2004.  An additional $0.6 million of this increase is attributable to expenses associated with our lease of an aircraft which the Company entered into during February 2004.  Daily general and administrative expenses per tanker increased $1,004, or 73.3%, to $2,373 for the three months ended September 30, 2004 compared to $1,369 for the prior year period

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking, special survey costs and loan fees, increased by $1.2 million, or 5.1%, to $24.8  million for the three months ended September 30, 2004 compared to $23.6 million for the prior year period. This increase is primarily due to the reduction in estimated useful lives of our single hull tankers during the fourth quarter of 2003 from 25 years to approximately 19 to 21 years.  This increase is offset somewhat by a reduction resulting from the increase in residual scrap value of tankers, effective January 1, 2004, from $125 per lightweight ton to $175 per lightweight ton.  Depreciation and amortization is anticipated to remain relatively unchanged during the remainder of 2004 as the increase in depreciation relating to future depreciation on five tankers acquired between April 2004 and June 2004 is expected to be offset by a decrease in future depreciation relating to the sale of four single-hull Suezmax tankers during the third and fourth quarters of 2004.

Amortization of drydocking and other repair costs increased by $0.4 million, or 20%, to $2.4 million for the three months ended September 30, 2004 compared to $2.0 million for the prior year period. This increase includes amortization associated with $14.1 million of capitalized expenditures relating to our tankers for the year ended December 31, 2003.

GAIN ON SALE OF VESSELS- During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels in order to reduce the number of single-hull vessels in the Company’s fleet.  Three of these vessels were sold during August 2004 for aggregate net proceeds of approximately $63.5 million, resulting in a gain on sale of vessels of $6.3 million.

NET INTEREST EXPENSE-Net interest expense decreased by $0.8 million, or 7.8%, to $9.7 million for the three months ended September 30, 2004 compared to $10.5 million for the prior year period.  $0.4 million of this decrease is attributable to interest capitalized on construction in progress on four Suezmax newbuilding contracts.  The remainder of the decrease is attributable to lower margins on our floating rate debt outstanding during the three months ended September 30, 2004 compared to the prior year period as well as a decrease in our weighted average outstanding debt, including the Senior Notes, which decreased by 1.0% to $721.5 million for the three months ended September 30, 2004 compared to $728.9 million for the prior year period.

NET INCOME-Net income was $54.6 million for the three months ended September 30, 2004 compared to net income of $7.0 million for the prior year period.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

VOYAGE REVENUES-Voyage revenues increased by $140.5 million, or 42.9%, to $468.1 million for the nine months ended September 30, 2004 compared to $327.6 million for the prior year period. This increase is due to the stronger spot market for Suezmax and Aframax tankers during the nine months ended September 30, 2004 compared to the prior year period as well as a 13.6% increase in the average size of our fleet to 44.4 tankers (24.7 Aframax, 19.7 Suezmax) during 2004 compared to 39.0 tankers (25.1 Aframax, 13.9 Suezmax) during the prior year period.  Substantially all of the increase in the size of our fleet consisted of Suezmax tankers which typically earn higher voyage revenues (and incur higher direct vessel expenses) than Aframax tankers.

VOYAGE EXPENSES-Voyage expenses increased $1.1 million, or 1.3%, to $88.6 million for the nine months ended September 30, 2004 compared to $87.5 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for such voyage expenses as fuel and port costs.  During the nine months ended September 30, 2004, the number of days our vessels operated under spot charters increased by 137, or 1.6%, to 8,395 days from 8,532 days during the prior period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $139.4 million, or 58.0%, to $379.5 million for the nine months ended September 30, 2004 compared to $240.1 million for the prior year period. This increase is the result of the overall stronger spot market during the nine months ended September 30, 2004 compared to the prior year period, as well as a 13.6% increase in the size of our fleet during the nine months ended September 30, 2004 compared to the prior year period.  Our average TCE rates increased 39.0% to $32,365 compared to $23,277 for these same periods. The total increase in our net voyage revenues of $139.4 million resulted from a combination of: (a) vessels that were part of our fleet during the entire nine month periods ended September 30, 2004 and 2003, (b) vessels acquired after January 1, 2003 which are part of our fleet as of September 30, 2004, and (c) vessels that were part of our fleet during a portion of one or both nine month periods ended September 30, 2004 and 2003 but have been sold as of September 30, 2004.  A summary of the contributions of each of these components to net voyage revenue is as follows:

	Nine months ended September 30,		Increase (Decrease)

	2004	2003
	(dollars in millions)
Net voyage revenue (in millions):
Vessels owned during the entirety of both 2004 and 2003 periods	$184.0	$159.6	$24.4
Vessels owned at end of 2004 period but acquired during or after the 2003 period	169.8	52.4	117.4
Vessels owned during the comparative periods but sold as of the end of the 2004 period	25.7	28.1	(2.4)
Total	$379.5	$240.1	$139.4

Vessel calendar days:
Vessels owned during the entirety of both 2004 and 2003 periods	6,850	6,825	25
Vessels owned at end of 2004 period but acquired during or after the 2003 period	4,578	2,326	2,252
Vessels owned during the comparative periods but sold as of the end of the 2004 period	731	1,527	(796)
Total	12,159	10,678	1,481

The following table includes additional data pertaining to net voyage revenues:

	Nine months ended September 30,		Increase (Decrease)
	2004	2003		% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$62,960	$31,886	$31,074	97.5%
Suezmax	3,785	4,607	(822)	-17.8%
Total	66,745	36,493	30,252	82.9%
Spot charter:
Aframax	102,961	112,022	(9,061)	-8.1%
Suezmax	209,765	91,598	118,167	129.0%
Total	312,726	203,620	109,106	53.6%
TOTAL NET VOYAGE REVENUE	$379,471	$240,113	$139,358	58.0%

Vessel operating days:
Time charter:
Aframax	3,141	1,545	1,596	103.3%
Suezmax	189	239	(50)	-20.9%
Total	3,330	1,784	1,546	86.7%
Spot charter:
Aframax	3,517	5,165	(1,648)	-31.9%
Suezmax	4,878	3,367	1,511	44.9%
Total	8,395	8,532	(137)	-1.6%
TOTAL VESSEL OPERATING DAYS	11,725	10,316	1,409	13.7%
AVERAGE NUMBER OF VESSELS	44.4	39.0	5.4	13.8%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$20,051	$20,643	$(592)	-2.9%
Suezmax	$20,026	$19,273	$753	3.9%
Combined	$20,044	$20,459	$(415)	-2.0%
Spot charter:
Aframax	$29,275	$21,687	$7,588	35.0%
Suezmax	$43,002	$27,208	$15,794	58.0%
Combined	$37,251	$23,865	$13,386	56.1%
TOTAL TCE	$32,365	$23,277	$9,088	39.0%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $8.8 million, or 13.9%, to $72.8 million for the nine months ended September 30, 2004 compared to $64.0 million for the prior year period. This increase is primarily due to the growth of our fleet, which increased 13.8% for the same periods.   On a daily basis, direct vessel expenses per tanker remained relatively unchanged, at $5,991 ($5,630 Aframax, $6,444 Suezmax) for the nine months ended September 30, 2004 compared to $5,990 ($5,525 Aframax, $6,826 Suezmax) for the prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $8.7 million, or 55.7%, to $24.3 million for the nine months ended September 30, 2004 compared to $15.6 million for the prior year period. Approximately $5.1 million of this increase is attributable to an increase in payroll expenses (salaries, benefits and incentive bonus) in our offices in New York and Greece in connection with the operation of a larger fleet during nine months ended September 30, 2004 compared to the prior period as well as $1.1 million of office related expenses of General Maritime Management (Portugal) Lda which we acquired during April 2004.  An additional $1.7 million of this increase is attributable to expenses associated with our lease of an aircraft which the Company entered into during February 2004.  Daily general and administrative expenses per tanker increased $537, or 36.8%, to $1,998 for the nine months ended September 30, 2004 compared to $1,461 for the prior year period.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking, special survey costs and loan fees, increased by $17.5 million, or 29.4%, to $77.0 million for the nine months ended September 30, 2004 compared to $59.5 million for the prior year period. This increase is primarily due to the 13.6% increase in the average number of tankers in our fleet.  Another portion of the increase in depreciation expense is associated with the reduction in estimated useful lives of our single hull tankers during the fourth quarter of 2003 from 25 years to approximately 19 to 21 years.  This increase is offset somewhat by a reduction resulting from the increase in residual scrap value of tankers, effective January 1, 2004, from $125 per lightweight ton to $175 per lightweight ton.  Depreciation and amortization is anticipated to remain relatively unchanged during the remainder of 2004 as the increase in depreciation relating to future depreciation on five tankers acquired between April 2004 and June 2004 is expected to be offset by a decrease in future depreciation relating to the sale of four single-hull Suezmax tankers during the third and fourth quarters of 2004.

Amortization of drydocking and other repair costs increased by $4.0 million, or 78%, to $9.1 million for the nine months ended September 30, 2004 compared to $5.1 million for the prior year period. This increase includes amortization associated with $14.1 million of capitalized expenditures relating to our tankers for the year ended December 31, 2003.

GAIN ON SALE OF VESSELS- During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels in order to reduce the number of single-hull vessels in the Company’s fleet.  Three of these vessels were sold during August 2004 for aggregate net proceeds of approximately $63.5 million, resulting in a gain on sale of vessels of $6.3 million.

During March 2003, we recognized a gain of $0.9 million as a result of our sale of the Kentucky, a 1980 single-hull Aframax tanker, which was transferred from long term assets to assets held for sale during the fourth quarter of 2002.

NET INTEREST EXPENSE-Net interest expense increased by $4.4 million, or 17.6%, to $29.2 million for the nine months ended September 30, 2004 compared to $24.8 million for the prior year period.  $5.6 million of this increase in net interest expense during the nine months ended September 30, 2004 compared to the prior year period is due to the $250 million of Senior Notes we issued in March 2003 in connection with the acquisition of 19 vessels, which have a 10% coupon which is significantly higher than the interest rates on the remainder of our long-term debt. With respect to the remainder of our long-term debt, interest expense is $1.2 million lower due to the overall lower interest rate environment between the two periods as well as lower margins on our floating rate debt outstanding commencing on July 1, 2004   Our weighted average outstanding debt, including the Senior Notes, was $675 million for the nine months ended September 30, 2004 compared to $578 million for the prior year period.

NET INCOME-Net income was $174.6 million for the nine months ended September 30, 2004 compared to net income of $77.2 million for the prior year period.

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

Cash increased to $42.5 million as of September 30, 2004 compared to $38.9 million as of December 31, 2003.  Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $58.1 million as of September 30, 2004, compared to $12.7 million as of December 31, 2003. The current portion of long-term debt included in our current liabilities was $40.0 million as of September 30, 2004 and $59.6 million as of December 31, 2003.

On July 1, 2004, we closed on an $825 million senior secured bank financing facility (“2004 Credit Facility”) consisting of a term loan of $225 million and a revolving loan of $600 million.  The term loan has a five year maturity at a rate of LIBOR plus 1.0% and amortizes on a quarterly basis with 19 payments of $10 million and one payment of $35 million. The revolving loan component, which does not amortize, has a five year maturity at a rate of LIBOR plus 1.0% on the used portion and a 0.5% commitment fee on the unused portion.  As of September 30, 2004, the 2004 Credit Facility is secured by all of the ships in the Company’s 44 vessel fleet, which includes one vessel held for sale.

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

The total outstanding amounts as of September 30, 2004 associated with our 2004 Credit Facility and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)
AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
2004 Credit Facility	$385,000	June 2009
Senior Notes	250,000	March 2013

During August 2004, the Company sold three vessels (Genmar Harriet, Genmar Centaur and Genmar Traveller) that were part of the collateral of the 2004 Credit Facility.  Pursuant to an amendment to the 2004 Credit Facility, the Company is permitted, until August 2005 to substitute as collateral future vessel acquisitions with a fair value equivalent to the vessels sold.  Had this amendment not been agreed to, the Company would, upon the sale of the three vessels in August 2004, have had to repay $10.0 million associated with the $225 million term loan and the $600 million revolving credit facility would have been permanently reduced by $26.7 million.  In accordance with the amendment to the 2004 Credit Facility, the Company placed $10.0 million in escrow which will be returned to the Company if collateral is substituted as described above. This amount of cash held in escrow is classified as other assets on the Company’s balance sheet.   If such collateral is not fully provided, on August 31, 2005, the remaining amount held in the escrow account will be used to repay a portion of the term loan.  With respect to the revolving credit facility, $26.7 million is currently not available to be drawn until such substitute collateral is provided.  To the extent substitute collateral is not provided by August 31, 2005, the revolving credit facility will be permanently reduced.

Net cash provided by operating activities increased 86.5% to $231.2 million for the nine months ended September 30, 2004, compared to $124.0 million for the prior year period. This increase is primarily attributable to net income of $174.6 million and depreciation and amortization of $77.0 million for the nine months ended September 30, 2004 compared to net income of $77.2 million and depreciation and amortization of $59.5 million for the prior year period.

Net cash used in investing activities was $187.2 million for the nine months ended September 30, 2004 compared to $526.8 million for the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, we expended $200.0 million for five tankers, and paid $54.9 million for four Suezmax newbuilding contracts (of which $46.1 million was paid to the seller of those contracts and $8.8 million of installment payments were made to the shipyards).  During the nine months ended September 30, 2004, we received $73.9 million of proceeds from the sale of four tankers.  During the nine months ended September 30, 2003, we expended $528.4 million for the purchase of 19 tankers and we received $2.9 million of proceeds from the sale of one vessel.

Net cash used by financing activities was $40.3 million for the nine months ended September 30, 2004 compared to net cash provided by financing activities of $415.4 million for the prior year period.  The change in cash provided by financing activities relates to the following:

•                  Net proceeds from the issuance of long-term debt during the nine months ended September 30, 2004, net of issuance costs were $507.9 million relating the initial borrowings under our 2004 Credit Facility.  Net proceeds from issuance of long-term debt during the nine months ended September 30, 2003 net of issuance costs of $14.5 was $506.7 million, which was comprised of $246.2 million of proceeds from our Senior Notes offering and $275.0 million of draw down from our Third Credit Facility.

•                  During the nine months ended September 30, 2004, the Company retired its First, Second and Third Credit Facilities, and repaid the $448.3 million outstanding on those credit facilities at the time of their retirement.

•                  Principal repayments of long-term debt were $49.0 million for the nine months ended September 30, 2004 associated with permanent principal repayments under our First, Second, Third and 2004 Credit Facilities.  Principal repayments of long-term debt were $64.2 million for the nine months ended September 30, 2003 associated with permanent principal repayments under our First, Second and Third Credit Facilities.

•                  During the nine months ended September 30, 2004, we repaid $42.0 million of revolving debt associated with our First, Second and 2004 Credit Facilities; during the nine months ended September 30, 2003, we repaid $27.1 million of revolving debt associated with our First and Second Credit Facilities.

•                  During the nine months ended September 30, 2004, we sold three Suezmax vessels which would have required a $10.0 million repayment of the term loan portion of our 2004 Credit Facility.  Pursuant to an amendment to the 2004 Credit Facility, we have until August 2005 to provide substitute collateral to the 2004 Credit Facility.  This $10.0 million was placed an escrow account with the lender pending our providing substitute collateral.

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

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to tanker acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our tankers as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that tankers which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that tankers are to be drydocked every five years, while tankers 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys.  During 2004, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on between 12 and 13 tankers and that the expenditures to perform these drydocks will aggregate between $15 million to $18 million.  The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts.  The purchase price of these contracts aggregate $46.1 million which was paid to the seller of those contracts.  Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts.  As of September 30, 2004, we are required to pay an additional aggregate amount of $152.8 million through the completion of construction of these four Suezmax tankers delivery of which is expected to occur between March 2006 and January 2008.  The installments that comprise this $152.8 million are payable as follows: $6.5 million in 2005, $71.3 million in 2006, $42.4 million in 2007, and $32.6 million in 2008.

Other Commitment

In February 2004, the Company entered into an operating lease for an aircraft.  The lease has a term of five years and requires monthly payments by the Company of $125,000.

The following is a tabular summary of our future commitments (dollars in millions):

	2004 *	2005	2006	2007	2008	Thereafter
Debt payments	$10.0	$40.0	$40.0	$40.0	$40.0	$465.0
Newbuilding installments	0.0	6.5	71.3	42.4	32.6	0.0
Aircraft lease	0.4	1.5	1.5	1.5	1.5	0.1
Total commitments	$10.4	$48.0	$112.8	$83.9	$74.1	$465.1

* Denotes three-month period from October1, 2004 through December 31, 2004.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past four years ended September 30, 2004. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2004, we provided a reserve of approximately 15% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At September 30, 2004, we had $385.0 million of floating rate debt with a margin over LIBOR of 1.0% compared to $409.3 million as of December 31, 2003. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2004 and December 31, 2003, we were party to interest rate swap agreements having aggregate notional amounts of $52.0 million and $71.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of September 30, 2004 the fair value of these swaps was a net liability to us of $1.0 million. A one percent increase in LIBOR would increase interest expense on the portion of our $333.0 million outstanding floating rate indebtedness that is not hedged by approximately $3.3 million per year from September 30, 2004.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the nine months ended September 30, 2004,  at least 16% of the Company’s direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.2 million for the nine months ended September 30, 2004.

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

10.1

Credit Agreement, dated, July 1, 2004, among General Maritime Corporation, the Lenders party thereto from time to time and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent under the Security Documents.

10.2

First Amendment to Credit Agreement, dated August 31, 2004, among General Maritime Corporation, the Lenders party from time to time to the Credit Agreement and Nordea Bank Finland PLC, New York Branch, as Sole Lead Arranger, Sole Bookrunner and Administrative Agent.

10.3	Subsidiaries Guaranty, dated July 1, 2004, among the Guarantors set forth on the signature page thereto and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.

10.4

Pledge and Security Agreement, dated July 1, 2004, among the Pledgors set forth on the signature page thereto and Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Pledgee and Deposit Account Bank.

10.5	Cash Collateral Account Agreement, dated August 31, 2004, among General Maritime Corporation, as Assignor and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank and Collateral Agent.

10.6	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to Credit Agreement, dated July 1, 2004.

10.7	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to Credit Agreement, dated July 1, 2004.

10.8	Form of First Preferred Ship Mortgage on Malta Flag Vessel, related to Credit Agreement, dated July 1, 2004.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K:

On September 17, 2004, General Maritime filed a Form 8-K (items 5.02 and 9.01) announcing John O. Hatab’s election to the Company’s Board of Directors on September 14, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: November 9, 2004	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos

Chairman, Chief Executive Officer, and President