Form 10-K
period 2004-12-31
GENERAL MARITIME CORP/
filed 2005-03-16
CIK 1127269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2004 was approximately $742.2 million, based on the closing price of $27.44 per share.

The number of shares outstanding of the registrant’s common stock as of March 1, 2005 was 37,896,245 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, is incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a leading provider of international seaborne crude oil transportation services.  Our current fleet consists of 47 wholly owned tankers, consisting of 26 Aframax and 17 Suezmax tankers and four newbuilding Suezmax contracts, making us the second largest mid-sized tanker operator in the world.  Our current 43 tanker fleet has a total of 5.2 million dwt, only 12% of which is single-hulled.  The average age of the tankers in our current fleet as of December 31, 2004 was 11.9 years and only eight of the tankers in our current fleet were older than 15 years of age at that time. Many of the tankers in our fleet are “sister ships”, which provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.

With the majority of our tankers currently operating in the Atlantic basin, we have one of the largest fleets in this region, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. Transportation of crude oil to the U.S. Gulf Coast and other refining centers in the United States requires vessel owners and operators to meet more stringent environmental regulations than in other regions of the world.  We have focused our operations in the Atlantic basin because we believe that these stringent operating and safety standards give us a potential competitive advantage.  We have established a niche in the region due to our high quality tankers, of which 88% are either double-hulled or double-sided, our commitment to safety and our many years of experience in the industry.  Although the majority of our tankers operate in the Atlantic basin, we also currently operate tankers in the Black Sea, the Far East and in other regions, which we believe enables us both to take advantage of market opportunities and to position our tankers in anticipation of drydockings.  Our customers include most of the major international oil companies such as Amerada Hess, BP, ChevronTexaco Corporation, CITGO Petroleum Corp., ConocoPhillips, ExxonMobil Corporation, Petrobras, Shell Oil Company and Sun International Ltd.

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

Our net voyage revenues, which are voyage revenues minus voyage expenses, have grown from $12.0 million in 1997 to $583.3 million in 2004. Net voyage revenues increased by $246.7 million, or 73.3%, to $583.3 million for the year ended December 31, 2004 compared to $336.6 million for the year ended December 31, 2003.  We have also grown our fleet of tankers from six as of December 31, 1997 to 28 as of December 31, 2002, to our current fleet of 43 tankers.  We consummated our initial public offering in June 2001.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our company website can be found on the Internet at www.generalmaritimecorp.com.  The website contains information about us and our operations.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.generalmaritimecorp.com, click on Press Releases, and then SEC Filings.

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations

General Maritime Corporation

35 W. 56th Street

New York, NY 10019

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

•              Balancing Tanker Deployment to Maximize Fleet Utilization and Cash Flows.  We actively manage the deployment of our fleet between time charters and spot market voyage charters.  Our tanker deployment strategy is designed to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our tankers in the spot market.  Our goal is to be the first choice of our customers for crude oil transportation services.  We constantly monitor the market and seek to anticipate our customers’ crude oil transportation needs and to respond quickly when we recognize attractive chartering opportunities.

•              Growing Our Fleet and Maintaining a Prudent Capital Structure.  We are an industry consolidator focused on opportunistically acquiring high-quality, second-hand, mid-sized vessels.  During the past seven years we have grown our fleet from 6 tankers to our current fleet of 43 tankers plus four newbuilding contracts.  We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities.  At the same time, we are committed to maintaining prudent financial policies aimed at preserving financial stability and increasing long-term cash flow.  During the year ended December 31, 2002, our debt to capitalization ratio declined from 40.6% to 36.8%.  As of March 31, 2003, after giving effect to the $525.0 million acquisition costs of the 19 tankers from Metrostar Management Corporation and the financing of those tankers, our debt to capitalization ratio would have been 59.9% and as of December 31, 2003 there was a reduction to 53.5%.  During 2004, a year in which we used $168.5 million in investing activities, we reduced our debt to capitalization ratio to 35.3% as of December 31, 2004 from 53.5% as of December 31, 2003.  As of December 31, 2004 we have the ability to draw down an additional $529.8 million ($565.0 million is available for asset purchases) on our revolving credit facility.

OUR FLEET

Our current fleet consists of 43 tankers and is comprised of 26 Aframax tankers and 17 Suezmax tankers. The following chart provides information regarding our 43 tankers.

		YEAR	YEAR		DEADWEIGHT	EMPLOYMENT		SISTER
	YARD	BUILT	ACQUIRED	TYPE	TONS	STATUS	FLAG	SHIPS(2)
OUR CURRENT FLEET (1)
AFRAMAX TANKERS
Genmar Strength	Sumitomo	2003	2004	DH	105,674	Spot	Liberia	G
Genmar Defiance	Sumitomo	2002	2004	DH	105,538	Spot	Liberia	G
Genmar Ajax	Samsung	1996	1998	DH	96,183	Spot	Liberia	A
Genmar Agamemnon	Samsung	1995	1998	DH	96,214	Spot	Liberia	A
Genmar Minotaur	Samsung	1995	1998	DH	96,226	Spot	Liberia	A
Genmar Revenge	Samsung	1994	2004	DH	96,755	Spot	Liberia
Genmar Alexandra	S. Kurushima	1992	2001	DH	102,262	Spot	Marshall Islands	B
Genmar Champ *	Hyundai	1992	2001	DH	100,001	TC	Liberia	C
Genmar Constantine	S. Kurushima	1992	1998	DH	102,335	TC	Liberia	B
Genmar Hector *	Hyundai	1992	2001	DH	96,027	TC	Marshall Islands	C
Genmar Pericles *	Hyundai	1992	2001	DH	100,001	TC	Marshall Islands	C
Genmar Spirit *	Hyundai	1992	2001	DH	96,027	TC	Liberia	C
Genmar Star *	Hyundai	1992	2001	DH	100,001	TC	Liberia	C
Genmar Trust *	Hyundai	1992	2001	DH	96,027	TC	Liberia	C
Genmar Challenger *	Hyundai	1991	2001	DH	96,027	TC	Liberia	C
Genmar Endurance *	Hyundai	1991	2001	DH	100,001	TC	Liberia	C
Genmar Leonidas	Koyo	1991	2001	DS	97,002	Spot	Marshall Islands	D
Genmar Princess	Sumitomo	1991	2003	DH	96,648	TC	Liberia	F
Genmar Progress	Sumitomo	1991	2003	DH	96,765	Spot	Liberia	F
Genmar Trader *	Hyundai	1991	2001	DH	100,001	TC	Liberia	C
Genmar Gabriel	Koyo	1990	1999	DS	94,993	Spot	Marshall Islands	D
Genmar Nestor	Imabari	1990	2001	DS	97,112	Spot	Marshall Islands	D
Genmar Commander	Sumitomo	1989	1997	SH	96,758	Spot	Liberia	D
Genmar George	Koyo	1989	1997	DS	94,955	Spot	Liberia	D
Genmar Boss	Kawasaki	1985	1997	DS	89,601	Spot	Marshall Islands	E
Genmar Sun	Kawasaki	1985	1997	DS	89,696	Spot	Marshall Islands	E
				TOTAL	2,538,830

SUEZMAX TANKERS
Genmar Orion	Samsung	2002	2003	DH	159,992	Spot	Marshall Islands
Genmar Argus	Hyundai	2000	2003	DH	164,097	Spot	Marshall Islands	K
Genmar Spyridon	Hyundai	2000	2003	DH	153,972	Spot	Marshall Islands	K
Genmar Hope	Daewoo	1999	2003	DH	153,919	Spot	Marshall Islands	J
Genmar Horn	Daewoo	1999	2003	DH	159,475	Spot	Marshall Islands	J
Genmar Phoenix	Halla	1999	2003	DH	149,999	Spot	Marshall Islands
Genmar Conqueror	Solisnor	1993	2004	DS	159,878	Spot	Liberia	L
Genmar Honour	Solisnor	1992	2004	DS	159,719	Spot	Liberia	L
Genmar Gulf	Daewoo	1991	2003	DH	149,803	Spot	Marshall Islands
Genmar Spartiate	Ishikawajima	1991	2000	SH	155,150	Spot	Marshall Islands	H
Genmar Zoe	Ishikawajima	1991	2000	SH	152,402	Spot	Marshall Islands	H
Genmar Alta	Mitsubishi	1990	1997	SH	146,251	Spot	Liberia
Genmar Macedon	Ishikawajima	1990	2000	SH	149,950	Spot	Marshall Islands	H
Genmar Ariston	Daewoo	1989	2003	DS	149,999	Spot	Marshall Islands	I
Genmar Kestrel	Daewoo	1989	2003	DS	152,470	Spot	Marshall Islands	I
Genmar Prometheus	Daewoo	1988	2003	DS	149,999	Spot	Marshall Islands	I
Genmar Sky	Daewoo	1988	2003	DS	151,803	Spot	Marshall Islands	I
				TOTAL	2,618,878
			FLEET	TOTAL	5,157,708

DH = Double-hull tanker; DS = Double-sided tanker; SH = Single-hull tanker, TC = Time Chartered

*              Oil/Bulk/Ore carrier (O/B/O)

(1)           Each vessel is collateral for our $825 million credit facility.

(2)           Each tanker with the same letter is a “sister ship” of each other tanker with the same letter.

Our predecessor entities began operations in 1997 and their fleet had grown to 14 tankers by the time of our initial public offering on June 12, 2001. All of our historical financial and operating information from before the initial public offering reflects only those original 14 tankers. In connection with the initial public offering, we acquired 15 additional tankers. Of those, five were acquired simultaneously with the closing of the offering and the remaining ten were acquired in the ten weeks following the offering and successfully integrated into our fleet. At the time of the offering, we also acquired General Maritime Management (Hellas) Ltd. (formerly United Overseas Tankers Ltd.), located in Piraeus, Greece, which conducts our technical management operations such as officer staffing and maintenance for most of our tankers.  During March 2003 and May 2003, we acquired 19 tankers from Metrostar Management Corporation, an unaffiliated entity, consisting of 14 Suezmax and five Aframax tankers for an aggregate purchase price in cash of $525 million.  The acquisitions were financed through the use of cash and borrowings under our then existing revolving credit facilities together with the incurrence of additional debt.  During April 2004 and July 2004, we acquired nine vessels, consisting of three Aframax tankers, two Suezmax tankers and four Suezmax newbuilding contracts, and a technical management company from Soponata SA, an unaffiliated entity, for an aggregate purchase price of $248.1 million in cash.  The four newbuilding Suezmax tankers are scheduled for delivery two in 2006, one in 2007 and one in 2008.  The acquisitions were financed through the use of cash and borrowings under our revolving credit facilities.

During November 2002, we sold our oldest tanker, Stavanger Prince, for scrap. During March 2003 and December 2003 we sold the Kentucky and the West Virginia, respectively.  During November 2003, December 2003 and February 2004, we sold three double-bottomed 1986-built Aframax tankers that we acquired during 2003.  During August 2004 and October 2004, we sold four single-hull Suezmax tankers.  As of December 31, 2004, we own 26 Aframax tankers, 17 Suezmax tankers and four Suezmax newbuilding contracts.

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

	TIME CHARTER VS. SPOT MIX
	(as % of operating days)
	YEAR ENDED
	DECEMBER 31,
	2004	2003	2002
Percent in Time Charter Days	28.2%	19.7%	14.9%
Percent in Spot Days	71.8%	80.3%	85.1%
Total Vessel Operating Days	15,482	14,267	10,010

Tankers operating on time charters may be chartered for several months or years whereas tankers operating in the spot market typically are chartered for a single voyage that may last up to several weeks. Tankers operating in the spot market may generate increased profit margins during improvements in tanker rates, while tankers operating on time charters generally provide more predictable cash flows. Accordingly, we actively monitor macroeconomic trends and governmental rules and regulations that may affect tanker rates in an attempt to optimize the deployment of our fleet. Our current fleet has 11 tankers on time charter contracts expiring on dates between May 2005 and February 2006.

CLASSIFICATION AND INSPECTION

All of our tankers have been certified as being “in-class” by Det Norske Veritas, the American Bureau of Shipping or Lloyd’s Registry. Each of these classification societies is a member of the International Association of Classification Societies. Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys. Special surveys always require drydocking.  Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

In addition to the classification inspections, many of our customers regularly inspect our tankers as a precondition to chartering them for voyages. We believe that our well-maintained, high-quality tankers provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

We have implemented the International Safety Management Code, which was promulgated by the International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of marine pollution by ships), to establish pollution prevention requirements applicable to tankers. Prior to July 1, 1998, we obtained documents of compliance for our offices and safety management certificates for all of our tankers for which the certificates are required by the IMO.

OPERATIONS AND SHIP MANAGEMENT

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (Portugal) Lda, General Maritime Management (UK) LLC and General Maritime Management (Hellas) Ltd. (formerly United Overseas Tankers Ltd.), we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services through our wholly owned subsidiaries.

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

The following services are performed by General Maritime Management LLC, General Maritime Management (Portugal) Lda and General Maritime Management (Hellas) Ltd. (formerly United Overseas Tankers Ltd.):

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

CREWING AND EMPLOYEES

As of December 31, 2004, we employed approximately 136 office personnel. Approximately 50 of these employees manage the commercial operations of our business, of which 47 employees are located in New York City and three employees are located in London, England.  The other 86 employees are located in Piraeus, Greece and Lisbon, Portugal and manage the technical operations of our business. Our 58 employees located in Greece are subject to Greece’s national employment collective bargaining agreement which covers terms and conditions of their employment.  Our 28 employees located in Lisbon, Portugal are subject to a local company employment collective bargaining agreement which covers the main terms and conditions of their employment.

As of December 31, 2004, we employed approximately 310 seaborne personnel to crew our fleet of 43 tankers, consisting of captains, chief engineers, chief officers and first engineers. The balance of each vessel’s crew is staffed by employees of a third party with whom we contract for crew management services. We believe that we could obtain a replacement provider for these services, or could provide these services internally, without any adverse impact on our operations.

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

CUSTOMERS

Our customers include most oil companies, as well as oil producers, oil traders, tanker owners and others.  During the year ended December 31, 2004, Sun International Ltd. accounted for approximately 15.4% of our voyage revenues.  During the years ended December 31, 2003 and 2002, no single customer accounted for more than 10% of our voyage revenues.

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

We compete principally with other Aframax and Suezmax owners. However, competition in the Aframax and Suezmax markets is also affected by the availability of alternative size tankers. Panamax size tankers can compete for some of the same charters for which we compete. Because ULCCs and VLCCs cannot enter the ports we serve due to their large size, they rarely compete directly with our tankers for specific charters.

Other significant operators of multiple Aframax and Suezmax tankers in the Atlantic basin include Frontline, Ltd., Malaysian International Shipping Corporation Berhad, OMI Corporation, Overseas Shipholding Group, Inc., Teekay Shipping Corporation and Tsakos Energy Navigation. There are also numerous, smaller tanker operators in the Atlantic basin.

INSURANCE

The operation of any ocean-going vessel carries an inherent risk of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to the risk of spills, and business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. The U.S. Oil Pollution Act of 1990, or OPA, has made liability insurance more expensive for ship owners and operators imposing potentially unlimited liability upon owners, operators and bareboat charterers for oil pollution incidents in the 200-mile United States exclusive economic zone. We believe that our current insurance coverage is adequate to protect us against the principal accident-related risks that we face in the conduct of our business.

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

Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding and engine breakdown. Our war risk insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. Our loss-of-hire insurance covers loss of revenue for up to 90 days resulting from tanker off hire for each of our tankers, with a 14 day deductible.

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

INTERNATIONAL MARITIME ORGANIZATION

In 1992, the IMO adopted regulations which set forth pollution prevention requirements applicable to tankers. These regulations, which have been implemented in many jurisdictions in which our tankers operate, provide, in part, that:

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

Our tankers are also subject to regulatory requirements, including the phase-out of single-hull tankers, imposed by the IMO. Effective September 2002, the IMO accelerated its existing timetable for the phase-out of single-hull oil tankers. These regulations require the phase-out of most single-hull oil tankers by 2015 or earlier, depending on the age of the tanker and whether it has segregated ballast tanks. After 2007, the maximum permissible age for single-hull tankers will be 26 years. Our five single-hull tankers were built in 1989 or later. Under current regulations, retrofitting will enable a vessel to operate until the earlier of 25 years of age and the anniversary date of its delivery in 2017. However, as a result of the oil spill in November 2002 relating to the loss of the M.T. Prestige, which was owned by a company not affiliated with us, in December 2003 the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010 unless the flag state extends the date to 2015. This proposed amendment will come into effect in April 2005 unless objected to by a sufficient number of member states.  The proposed amendment will shorten the useful lives of our single-hull tankers and, starting in 2010, will adversely affect our ability to generate income from them by limiting the ports to which they may trade.  Due to this amendment, during the fourth quarter of 2003, we recorded an $18.8 million impairment on five of the nine single-hull tankers we owned at that time and shortened the useful lives of all nine of the single-hull tankers for financial reporting purposes.  This change in estimate resulted in an increase in annual depreciation expense of approximately $8.5 million through 2009 on the Company’s nine single-hull vessels owned as of December 31, 2003.  During 2004, the Company sold four of these single-hull vessels.  This change in estimate resulted in an increase in annual depreciation expense of approximately $4.7 million through 2009 on the Company’s five remaining single-hull vessels owned as of December 31, 2004.

In September 1997, the IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships.  Annex VI was ratified in May 2004, and will become effective May 19, 2005.  Annex VI, when it becomes effective, will set limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibit deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.  We are currently formulating a plan to comply with the Annex VI regulations once they come into effect. Compliance with these regulations could require us to install emission control systems on some or all of our tankers and could have an adverse financial impact on the operation of our vessels.

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

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately $6.85 million plus $958 for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability will be limited to approximately $136.3 million.  As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on February 17, 2005. The right to limit liability is forfeited under the International Convention on Civil Liability for Oil Pollution Damage where the spill is caused by the owner’s actual fault and under the 1992 Protocol where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our P&I insurance will cover the liability under the plan adopted by the IMO.

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

•      net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards; and loss of subsistence use of natural resources.

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

OPA requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the act. The U.S. Coast Guard has enacted regulations requiring evidence of financial responsibility in the amount of $1,500 per gross ton for tankers, coupling the OPA limitation on liability of $1,200 per gross ton with the CERCLA liability limit of $300 per gross ton. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty. Under OPA regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under OPA and CERCLA. We have provided such evidence and received certificates of financial responsibility from the U.S. Coast Guard for each of our tankers required to have one.

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

Applying the most stringent of requirements of the IMO or OPA, the prohibition to trade schedule for our five single-hull and 12 double-sided tankers is currently as follows:

TANKER	YEAR
Aframax tankers
Genmar Commander	2010
Genmar Boss	2010
Genmar Sun	2010

Genmar Leonidas	2015
Genmar Gabriel	2015
Genmar Nestor	2015
Genmar George	2014

Suezmax tankers
Genmar Spartiate	2010
Genmar Zoe	2010
Genmar Macedon	2010
Genmar Alta	2010

Genmar Conqueror	2015
Genmar Honour	2015
Genmar Ariston	2014
Genmar Kestrel	2014
Genmar Prometheus	2013
Genmar Sky	2013

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

OTHER REGULATION

In July 2003, in response to the M.T. Prestige oil spill in November 2002, the European Union adopted legislation that prohibits all single-hull tankers from entering into its ports or offshore terminals by 2010. The European Union has also banned all single-hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction. Commencing in 2005, certain single-hull tankers above 15 years of age will also be restricted from entering or leaving European Union ports or offshore terminals and anchoring in areas under European Union jurisdiction. The European Union is also considering legislation that would: (1) ban manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment; and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies. The sinking of the M.T. Prestige and resulting oil spill in November 2002 has led to the adoption of other environmental regulations by certain European Union nations, which could adversely affect the remaining useful lives of all of our tankers and our ability to generate income from them. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

In addition, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or MTSA, came into effect.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or the ISPS Code.  The ISPS Code is designed to protect ports and international shipping against terrorism.  After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

•      on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•      on-board installation of ship security alert systems, which do not sound on the vessel but only alerts the authorities on shore;

•      the development of vessel security plans;

•      ship identification number to be permanently marked on a vessel’s hull;

•      a continuous synopsis record kept onboard showing a vessel’s history including, name of the ship and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•      compliance with flag state security certification requirements.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid ISSC attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code.  We have implemented the various security measures addressed by MTSA, SOLAS and the ISPS Code, and our fleet is in compliance with applicable security requirements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: changes in demand; a material decline or prolonged weakness in rates in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the typical seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; changes in general domestic and international political conditions; changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); those other risks and uncertainties contained under the heading “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS”, and other factors listed from time to time in our filings with the Securities and Exchange Commission.

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

RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS

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

For the year ended December 31, 2004, the average daily rate in the spot market for our Aframax tankers was $37,099 and the average daily rate in the spot market for our Suezmax tankers was $50,331.  For the year ended December 31, 2003, the average daily rate in the spot market for our Aframax tankers was $21,719 and the average daily rate in the spot market for our Suezmax tankers was $27,569.  During the year ended December 31, 2002, the average daily rate in the spot market for our Aframax tankers was $13,318 and the average daily rate in the spot market for our Suezmax tankers was $15,410.  If charter rates fall, our revenues, cash flows and profitability could be materially and adversely affected.

Our vessel operating expenses are comprised of a variety of costs including crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, many of which are beyond our control and affect the entire shipping industry.  Some of these costs, particularly relating to crew and maintenance costs, are denominated in Euros, which result in higher costs during periods in which the U.S. dollar is weaker against the Euro.  Also, costs such as insurance and enhanced security measures implemented after September 11, 2001 are still increasing.  If costs continue to rise, that could materially and adversely affect our cash flows and profitability.

Our revenues may be adversely affected if we do not successfully employ our tankers.

We seek to deploy our tankers between spot market voyage charters and time charters in a manner that maximizes long-term cash flow. Currently, 11 of our tankers are contractually committed to time charters, with the remaining terms of these charters expiring on dates between May 2005 and February 2006.  Although these time charters generally provide reliable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

We earned approximately 85.1% of our net voyage revenue from spot charters for the year ended December 31, 2004.  The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker.  Factors affecting the volatility of spot market voyage charter rates include the quantity of oil produced globally, shifts in locations where oil is produced or consumed, actions by OPEC, the general level of worldwide economic activity and the development and use of alternative energy sources.  We cannot assure you that future spot market voyage charters will be available at rates that will allow us to operate our tankers profitably.

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

We derive a significant portion of our voyage revenues from a limited number of customers.  During the year ended December 31, 2004, Sun International Ltd. accounted for 15.4% of our voyage revenues.  During the years ended December 31, 2003 and 2002, no single customer accounted for more than 10% of our voyage revenues.  If we lose a significant customer, or if a significant customer decreases the amount of business it transacts with us, our revenues, cash flows and profitability could be materially and adversely affected.

There may be risks associated with the purchase and operation of secondhand tankers.

Our current business strategy includes additional growth through the acquisition of additional secondhand tankers.  Although we inspect secondhand tankers prior to purchase, this does not normally provide us with the same knowledge about their condition that we would have had if such tankers had been built for and operated exclusively by us.  Therefore, our future operating results could be negatively affected if some of the tankers do not perform as we expect.  Also, we do not receive the benefit of warranties from the builders if the tankers we buy are older than one year, which is the case for the five tankers acquired in the first half of 2004.

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

The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel, including ships’ officers, in the future could have a material adverse effect on our business, financial condition and operating results.  Our future success depends particularly on the continued service of Peter C. Georgiopoulos, our Chairman, President and Chief Executive Officer.

Shipping is an inherently risky business and our insurance may not be adequate.

Our tankers and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, human error, war, terrorism, piracy and other circumstances or events. In addition, transporting crude oil creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts.  Any of these events may result in loss of revenues, increased costs and decreased cash flows.  In addition, following the terrorist attack in New York City on September 11, 2001, and the military response of the United States, the likelihood of future acts of terrorism may increase, and our tankers may face higher risks of attack.  Future hostilities or other political instability could affect our trade patterns and adversely affect our operations and our revenues, cash flows and profitability.

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

In general, the costs to maintain a tanker in good operating condition increase as the tanker ages.  As of December 31, 2004, the average age of the 43 tankers in our current fleet was 11.9 years.  Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels.  Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

Under OPA, all oil tankers that do not have double-hulls will not be permitted to come to U.S. ports or trade in U.S. waters by 2015.  Our current 43-tanker fleet consists of 26 double-hull tankers, 12 double-sided tankers and five single-hull tankers.

Our five single-hull and 12 double-sided tankers, all of which were built in 1985 or later, are currently eligible to trade in U.S. waters until the year of prohibition when they would not be eligible to carry oil as cargo within the 200-mile United States exclusive economic zone, except that they may trade in U.S. waters until 2015 if their operations are limited to discharging their cargoes at the Louisiana Offshore Oil Port or off-loading by lightering within authorized lightering zones more than 60 miles-offshore.

Our tankers are also subject to regulatory requirements, including the phase-out of single-hull tankers, imposed by the IMO.  Under the IMO’s current regulations, our five single-hulled tankers and our 12 double-sided tankers will be able to operate until between 2010 and 2015 before being required to be scrapped or retrofitted to conform to international environmental standards.  Under current regulations, retrofitting will enable a vessel to operate until the earlier of 25 years of age and the anniversary date of its delivery in 2017.  However, in December 2003 the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010 unless the flag state extends the date to 2015.  This proposed amendment will come into effect in April 2005 unless objected to by a sufficient number of member states.  Because of this proposed amendment, we believe that our single-hull tankers will be precluded from most trading in 2010.

In addition, in July 2003, in response to the M.T. Prestige oil spill in November 2002, the European Union adopted legislation that prohibits all single-hull tankers from entering into its ports or offshore terminals by 2010.  The European Union has also banned all single-hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction.  Commencing in 2005, certain single-hull tankers above 15 years of age will also be restricted from entering or leaving European Union ports or offshore terminals and anchoring in areas under European Union jurisdiction.  The European Union is also considering legislation that would: (1) ban manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six-month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment; and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies.  The sinking of the M.T. Prestige and the resulting oil spill in November 2002 has led to the adoption of other environmental regulations by certain European Union nations, which could adversely affect the remaining useful lives of our non-double hull tankers and our ability to generate income from them.  It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

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

Our tankers are currently registered under the following flags: the Republic of Liberia and the Republic of the Marshall Islands.  These jurisdictions impose taxes based on the tonnage capacity of each of the vessels registered under their flag.  The tonnage taxes imposed by these countries could increase, which would cause the costs of our operations to increase.

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

We believe that based on the ownership of our stock in 2004, we satisfied the publicly-traded requirement under the final Section 883 regulations.  However, we can give no assurance that future changes and shifts in the ownership of our stock by 5% shareholders would permit us to qualify for the Section 883 exemption in 2004 or in the future.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax imposed without allowance for deductions.  For the fiscal year of 2004, the majority our revenues were attributable to transportation beginning or ending in the United States.  If we were subject to this 4% tax on our gross shipping income during 2004, such tax would be approximately $14.0 million.

RISK FACTORS RELATED TO OUR FINANCINGS

Our 2004 Credit Facility and the indenture for our senior notes impose, and it is possible that any indenture for additional debt securities we issue will impose, significant operating and financial restrictions that may limit our ability to operate our business.

Our 2004 Credit Facility and the indenture for our senior notes currently impose, and it is possible that any indenture for additional debt securities that we issue will impose, significant operating and financial restrictions on us.  These restrictions will limit our ability to, among other things:

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

In addition, our 2004 Credit Facility requires us to maintain specified financial ratios and satisfy financial covenants.  We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.  Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants.  We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so.  A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our 2004 Credit Facility would prevent us from borrowing additional money under the facility and could result in a default under them.  If a default occurs under our 2004 Credit Facility, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets.  Moreover, if the lenders under the 2004 Credit Facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a default under our other debt obligations, including our debt securities.

We could incur a substantial amount of debt, which could materially and adversely affect our financial condition, results of operations and business prospects and prevent us from fulfilling our obligations under our debt securities.

Our 2004 Credit Facility and the indenture for our Senior Notes permit us to incur additional debt, subject to some limitations.  If we incur additional debt, our increased leverage could:

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

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our 2004 Credit Facility and debt securities.

Fluctuations in the market value of our fleet may adversely affect our liquidity and may result in breaches under our financing arrangements and sales of tankers at a loss.

The market value of tankers fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or newbuildings, types and sizes of tankers, and the cost of other modes of transportation.  The market value of our fleet may decline as a result of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet.  Declining tanker values could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity.  In addition, declining vessel values could result in a breach of loan covenants, which could give rise to events of default under our 2004 credit facility.  Due to the cyclical nature of the tanker market, the market value of one or more of our tankers may at various times be lower than their book value, and sales of those tankers during those times would result in losses.  If we determine at any time that a tanker’s future limited useful life and earnings require us to impair its value on our financial statements, that could result in a charge against our earnings and the reduction of our shareholders’ equity. Please refer to the section “INTERNATIONAL MARITIME ORGANIZATION” for a discussion of an impairment charge taken in 2003 on five of our single-hull tankers and a reduction in the useful lives of our nine single-hull tankers that we owned at that time.  If for any reason we sell tankers at a time when tanker prices have fallen, the sale may be at less than the tanker’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.

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

We are a holding company, and our subsidiaries conduct all of our operations and own all of our tankers.  We have no significant assets other than the equity interests of our subsidiaries.  As a result, our ability to pay dividends and make required payments on our debt securities depends on the performance of our subsidiaries and their ability to distribute funds to us.  The ability of our subsidiaries to make distributions to us may be restricted by, among other things, restrictions under our debt facility, applicable corporate and limited liability company laws of the jurisdictions of their incorporation or organization and other laws and regulations.  If we are unable to obtain funds from our subsidiaries, we will not be able to pay dividends or pay interest or principal on the notes or make payment on our credit facility unless we obtain funds from other sources.  We cannot assure you that we will be able to obtain the necessary funds from other sources.

RISK FACTORS RELATED TO OUR COMMON STOCK

Anti-takeover provisions in our financing agreements and organizational documents could have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common stock.

Several of our existing financing agreements impose restrictions on changes of control of our company and our ship-owning subsidiaries.  These include requirements that we obtain the lenders’ consent prior to any change of control and that we make an offer to redeem certain indebtedness before a change of control can take place.

Several provisions of our amended and restated articles of incorporation and our by-laws could discourage, delay or prevent a merger or acquisition that shareholders may consider favorable.  These provisions include:

•                                          authorizing our board of directors to issue “blank check” preferred stock without shareholder approval;

•                                          providing for a classified board of directors with staggered, three-year terms;

•                                          prohibiting us from engaging in a “business combination” with an “interested shareholder” for a period of three years after the date of the transaction in which the person became an interested shareholder unless certain provisions are met;

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

We cannot assure you that we will pay any dividends.

On January 26, 2005 our board of directors initiated a cash dividend policy.  The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our board of directors each quarter after its review of our financial performance.  Our ability to pay dividends in any period will depend upon factors including the consent of the lenders under our 2004 Credit Facility, limitations under the indenture for our Senior Notes, and applicable provisions of Marshall Islands law.

The timing and amount of dividends, if any, could be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  Maintaining the dividend policy will depend on our cash earnings, financial condition and cash requirements and could be affected by factors, including the loss of a vessel, required capital expenditures, reserves established by the board of directors, increased or unanticipated expenses, additional borrowings or future issuances of securities, which may be beyond our control.

To declare and pay dividends, we will require an amendment or waiver of our 2004 Credit Facility.  Also, our Senior Notes allow dividends and other “restricted payments” only if we are not in default under the indenture, we are able to incur additional indebtedness under the indenture, and the aggregate amount of all such restricted payments does not exceed a formula, the principal components of which are the sum of (i) 50% of our consolidated net income for the period from January 1, 2003 through the end of the most recent fiscal quarter ending prior to the date of the restricted payment, (ii) the aggregate net cash proceeds received by us from the sale of capital stock or other capital contributions, and (iii) $25 million.  We expect to consider options to redeem, amend or defease the outstanding Senior Notes, if necessary, before the indenture interferes with our ability to pay dividends in the future.

Under Marshall Islands law, a company may not declare or pay dividends if it is currently insolvent or would thereby be made insolvent.  Marshall Islands law also provides that a company may declare dividends only to the extent of its surplus, or if there is no surplus, out of its net profits for the then current and/or immediately preceding fiscal years.

Our dividend policy may be changed at any time, and from time to time by our board of directors.

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

ITEM 2.  PROPERTIES

We lease five properties, all of which house offices used in the administration of our operations: two properties of approximately 11,000 square feet and 24,000 square feet in New York, New York, a property of approximately 12,000 square feet in Lisbon, Portugal, a property of approximately 11,100 square feet in Piraeus, Greece, and a property of approximately 2,000 square feet in London, England. We do not own or lease any production facilities, plants, mines or similar real properties.

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

We are cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the vessel’s log books concerning a possible violation of the MARPOL protocol, which could possibly be a violation of U.S. law, during prior voyage(s) of the Genmar Ajax.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis.  On or about January 18, 2005, the custodian of records for the Genmar Ajax received a subpoena duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation.  It is our understanding that various vessel personnel have been interviewed in this matter and their testimony has been presented to the grand jury.  We believe that the investigation may relate to a possible discharge of waste oil in international waters in excess of permissible legal limits by a member of the vessel’s engine room staff. Failure by the vessel personnel to fully comply with all applicable regulations and treaties is stictly prohibited by our policies and operating procedures.  We do not believe that this matter will have a material effect on the Company.

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs.  The incident resulted in the leakage of some oil to the sea.  Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, we believe that the incident resulted in minimal environmental damage and expect that substantially all of the liabilities associated with the incident will be covered by insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has traded on the New York Stock Exchange under the symbol “GMR” since our initial public offering on June 12, 2001. The following table sets forth for the periods indicated the high and low prices for the common stock as of the close of trading as reported on the New York Stock Exchange:

FISCAL YEAR ENDED DECEMBER 31, 2004	HIGH	LOW
1st Quarter	$25.55	$17.61
2nd Quarter	$27.58	$18.51
3rd Quarter	$35.53	$24.61
4th Quarter	$49.21	$33.86

As of December 31, 2004, there were approximately 33 holders of record of our common stock.

We have never declared or paid any cash dividends on our capital stock. On January 26, 2005 our board of directors initiated a cash dividend policy.  Under the policy, we plan to declare quarterly dividends to shareholders in

April, July, October and February of each year based on our EBITDA after interest expense and reserves, as established by the board of directors.  We expect to declare our initial quarterly dividend following the announcement of its first quarter 2005 results during the fourth week of April 2005. Our 2004 Credit Facility and indenture for our Senior Notes impose limitations or prohibitions on the payment of dividends without the lenders’ consent or in conjunction with a subsidiary’s failure to comply with various financial covenants.  We expect to consider options to redeem, amend or defease the outstanding Senior Notes, if necessary, before the indenture interferes with our ability to pay dividends in the future.

We did not repurchase any of our outstanding equity securities during the year ended December 31, 2004.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

	Year Ended December 31,
	2004	2003	2002	2001	2000
INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$701,291	$454,456	$226,357	$217,128	$132,012
Voyage expenses	117,955	117,810	80,790	52,099	23,996
Direct vessel operating expenses	96,818	91,981	55,241	42,140	23,857
General and administrative expenses	31,420	22,866	12,026	9,550	4,792
Other	—	—	—	—	5,272
Gain on sale of vessels	(6,570)	(1,490)	(266)	—	—
Impairment charge	—	18,803	13,366	—	—
Depreciation and amortization	100,806	84,925	60,431	42,820	24,808
Operating income	360,862	119,561	4,769	70,519	49,287
Net interest expense	37,852	35,043	14,511	16,292	19,005
Other expense	7,901	—	—	3,006	—
Net income (loss)	$315,109	$84,518	$(9,742)	$51,221	$30,282
Earnings (loss) per common share:
Basic	$8.51	$2.29	$(0.26)	$1.70	$1.60
Diluted	$8.33	$2.26	$(0.26)	$1.70	$1.60

Weighted average basic shares outstanding, thousands:
Basic	37,049	36,967	36,981	30,145	18,877
Diluted	37,814	37,356	36,981	30,145	18,877
BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$46,921	$38,905	$2,681	$17,186	$23,523
Current assets, including cash	152,145	102,473	43,841	45,827	37,930
Total assets	1,427,261	1,263,578	782,277	850,521	438,922
Current liabilities, including current portion of long-term debt	84,120	89,771	77,519	83,970	41,880
Current portion of long-term debt	40,000	59,553	62,003	73,000	33,050
Total long-term debt, including current portion	486,597	655,670	280,011	339,600	241,785
Shareholders’ equity	890,426	568,880	481,636	495,690	186,910
OTHER FINANCIAL DATA
(Dollars in thousands)
EBITDA (1)	$453,767	$204,486	$65,200	$110,333	$74,095
Net cash provided by operating activities	363,238	178,112	43,637	83,442	47,720
Net cash provided (used) by investing activities	(168,477)	(502,919)	2,034	(261,803)	(85,865)
Net cash provided (used) by financing activities	(186,745)	361,031	(60,176)	172,024	54,826
Capital expenditures
Vessel sales (purchases), gross including deposits	(165,796)	(501,242)	2,251	(256,135)	(85,500)
Drydocking or capitalized survey or improvement costs	(17,050)	(14,137)	(13,546)	(3,321)	(3,168)
Weighted average long-term debt, including current portion	650,196	601,086	313,537	283,255	233,010
FLEET DATA
Total number of vessels at end of period	43.0	43.0	28.0	29.0	14.0
Average number of vessels (2)	44.0	40.6	28.9	21.0	12.6
Total voyage days for fleet (3)	15,482	14,267	10,010	7,374	4,474
Total time charter days for fleet	4,372	2,804	1,490	1,991	2,174
Total spot market days for fleet	11,111	11,463	8,520	5,383	2,300
Total calendar days for fleet (4)	16,123	14,818	10,536	7,664	4,599
Fleet utilization (5)	96.0%	96.3%	95.0%	96.2%	97.3%
AVERAGE DAILY RESULTS
Time charter equivalent (6)	$37,676	$23,596	$14,542	$22,380	$24,143
Direct vessel operating expenses (7)	6,005	6,207	5,243	5,499	5,187
General and administrative expenses (8)	1,949	1,543	1,136	1,246	1,042
Total vessel operating expenses (9)	7,954	7,750	6,379	6,745	6,229
EBITDA	28,144	13,800	7,437	14,788	17,257
EBITDA Reconciliation
(Dollars in thousands)
Net Income	$315,109	$84,518	$(9,742)	$51,221	$30,282
+ Interest expense	37,852	35,043	14,511	16,292	19,005
+ Depreciation and amortization	100,806	84,925	60,431	42,820	24,808
EBITDA	$453,767	$204,486	$65,200	$110,333	$74,095

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

(2) Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was part of our fleet during the period divided by the number of calendar days in that period.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of our financial condition at December 31, 2004 and 2003 and our results of operations comparing the years ended December 31, 2004 and 2003 and the years ended December 31, 2003 and 2002. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of December 31, 2004 our fleet consisted of 43 tankers (26 Aframax and 17 Suezmax tankers) with a total cargo carrying capacity of 5.2 million deadweight tons.  In addition, we have four Suezmax tankers scheduled to be delivered between 2006 and early 2008 comprising an additional 0.6 million deadweight tons.

Spot and Time Charter Deployment

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

Net Voyage Revenues as Performance Measure

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

Results Of Operations

Margin analysis for the indicated items as a percentage of net voyage revenues for the years ended December 31, 2004, 2003 and 2002 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS
(% OF NET VOYAGE REVENUES)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
INCOME STATEMENT DATA

Net voyage revenues(1)	100%	100%	100%
Direct vessel expenses	16.6	27.3	37.9
General and administrative	5.4	6.8	8.3
Impairment (gain on sale) of vessels	(1.2)	5.2	9.0
Depreciation and amortization	17.3	25.2	41.5
Operating income	61.9	35.5	3.3
Net interest expense	6.5	10.4	10.0
Other expense	1.4	—	—
Net income (loss)	54.0	25.1	(6.7)

(1)                                  Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
	(dollars in thousands)
Voyage revenues	$701,291	$454,456	$226,357
Voyage expenses	(117,955)	(117,810)	(80,790)
NET VOYAGE REVENUES	$583,336	$336,646	$145,567

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

VOYAGE REVENUES- Voyage revenues increased by $246.8 million, or 54.3%, to $701.3 million for the year ended December 31, 2004 compared to $454.5 million for the prior year.  This increase is due to the stronger spot market for Suezmax and Aframax tankers during the year ended December 31, 2004 compared to the prior year as well as an 8.4% increase in the average size of our fleet and the greater proportion of our fleet during 2004 that is comprised of Suezmax tankers, which usually generate more voyage revenue than Aframax tankers.  The average size of our fleet increased to 44.0 (25.0 Aframax, 19.0 Suezmax) tankers during the year ended December 31, 2004 compared to 40.6 tankers (25.4 Aframax, 15.2 Suezmax) during the prior year.  While one of our strategic initiatives is to grow by acquisition, there can be no assurance that we will grow our fleet in 2005.

VOYAGE EXPENSES- Voyage expenses were relatively unchanged, at $118.0 million for the year ended December 31, 2004 compared to $117.8 million for the prior year.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  During the year ended December 31, 2004, the number of days our vessels operated under spot charters decreased by 352, or 3.1%, to 11,111 days (4,738 days Aframax, 6,373 days Suezmax) from 11,463 days (6,514 days Aframax, 4,949 days Suezmax) during the prior year.  Voyage expenses for the year ended December 31, 2004 did not decrease in proportion to the decrease in number of spot days due to the increased proportion during 2004 of the number of spot days being attributable to Suezmax vessels.  Suezmax vessels generally earn higher daily voyage revenue than do Aframax vessels but also incur higher voyage expenses particularly with respect to fuel consumption.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $246.7 million, or 73.3%, to $583.3 million for the year ended December 31, 2004 compared to $336.6 million for the prior year.  This increase is due to the stronger spot market for Suezmax and Aframax tankers during the year ended December 31, 2004 compared to the prior year as well as an 8.4% increase in the average size of our fleet and the greater proportion of our fleet during 2004 that is comprised of Suezmax tankers, which usually generate more voyage revenue than Aframax tankers.  Our average TCE rates improved 59.7% to $37,676 during the year ended December 31, 2004 compared to $23,596 during the year ended December 31, 2003.  The average size of our fleet increased 8.4% to 44.0 tankers (25.0 Aframax, 19.0 Suezmax) for the year ended December 31, 2004 compared to 40.6 tankers (25.4 Aframax, 15.2 Suezmax) for the prior year.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase
	2004	2003	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$82,894	$52,012	$30,882	59.4%
Suezmax	3,902	6,731	(2,829)	-42.0%
Total	86,796	58,743	28,053	47.8%

Spot charter:
Aframax	175,791	141,475	34,316	24.3%
Suezmax	320,749	136,428	184,321	135.1%
Total	496,540	277,903	218,637	78.7%

TOTAL NET VOYAGE REVENUE	$583,336	$336,646	$246,690	73.3%

Vessel operating days:
Time charter:
Aframax	4,182	2,457	1,725	70.2%
Suezmax	189	347	(158)	-45.5%
Total	4,371	2,804	1,567	55.9%

Spot charter:
Aframax	4,738	6,514	(1,776)	-27.3%
Suezmax	6,373	4,949	1,424	28.8%
Total	11,111	11,463	(352)	-3.1%

TOTAL VESSEL OPERATING DAYS	15,482	14,267	1,215	8.5%

AVERAGE NUMBER OF VESSELS	44.0	40.6	3.4	8.4%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$19,822	$21,172	$(1,350)	-6.4%
Suezmax	$20,646	$19,402	$1,244	6.4%
Combined	$19,857	$20,953	$(1,095)	-5.2%

Spot charter:
Aframax	$37,099	$21,719	$15,381	70.8%
Suezmax	$50,331	$27,569	$22,763	82.6%
Combined	$44,689	$24,243	$20,446	84.3%

TOTAL TCE	$37,676	$23,596	$14,080	59.7%

The following table summarizes the portion of our fleet on time charter as of March 9, 2005:

Vessel	Vessel Type	Expiration Date	Average Daily Rate (1)
Genmar Pericles	Aframax	October 3, 2005	$19,700
Genmar Trust	Aframax	October 15, 2005	$19,700
Genmar Spirit	Aframax	November 5, 2005	$19,700
Genmar Hector	Aframax	October 31, 2005	$19,700
Genmar Challenger	Aframax	December 6, 2005	$19,700
Genmar Trader	Aframax	December 16, 2005	$19,700
Genmar Champ	Aframax	January 10, 2006	$19,700
Genmar Star	Aframax	January 25, 2006	$19,700
Genmar Endurance	Aframax	February 13, 2006	$19,700
Genmar Princess	Aframax	May 9, 2005	$25,000
Genmar Constantine	Aframax	July 9, 2005	$28,355

(1) Before brokers’ commissions.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $4.8 million, or 5.3%, to $96.8 million for the year ended December 31, 2004 compared to $92.0 million for the prior year. This increase is primarily due to the growth of our fleet, which increased 8.4% during the year ended December 31, 2004 compared to the prior year.  This increase is offset by a decrease in maintenance and repairs during the year ended December 31, 2004 on our Suezmax vessels as compared to the prior year as well as the timing of certain purchases, maintenance and repair costs.  In addition, during the year ended December 31, 2004, the Company sold four Suezmax vessels which had higher historic operating costs than the other vessels in our fleet.  On a daily basis, direct vessel expenses per vessel decreased by $202, or 3.3%, to $6,005 ($5,676 Aframax, $6,438 Suezmax) for the year ended December 31, 2004 compared to $6,207 ($5,679 Aframax, $7,081 Suezmax) for the prior year, primarily as the result of a decrease in maintenance and repairs on our Suezmax vessels.  Although daily direct vessel operating expenses have decreased during 2004 compared to 2003, there can be no assurance that daily direct vessel operating expenses will not increase during 2005.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses increased by $8.5 million, or 37.4%, to $31.4 million for the year ended December 31, 2004 compared to $22.9 million for the prior year.  The primary components of this increase are: (a) $2.4 million of lease payments and expenses associated with our lease of an aircraft which the Company entered into during February 2004; (b) $1.7 million of office related expenses of General Maritime Management (Portugal) Lda which we acquired during April 2004; (c)  a $1.7 million increase in payroll expenses (salaries, benefits, incentive bonus and amortization of restricted stock awards) in our offices in New York and Greece in connection with the operation of a larger fleet during the year ended December 31, 2004 compared to the prior year; and (d) a $1.4 million increase in professional fees during the year ended December 31, 2004 compared to the prior year primarily due to increases in accounting fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  General and administrative expenses as a percentage of net voyage revenues decreased to 5.4% for the year ended December 31, 2004 from 6.8% for the prior year.  Daily general and administrative expenses per vessel increased $406, or 26.3%, to $1,949 for the year ended December 31, 2004 compared to $1,543 for the prior year.

We anticipate that certain general and administrative expenses will increase during 2005.  During 2005 as compared to prior years, a greater portion of the bonus of our Chief Executive Officer and other senior officers will be comprised of restricted stock awards, rather than cash.  During February 2005, restricted stock awards were granted. The non-cash amortization associated with this grant  will be approximately $4.0 million during 2005.  In addition, cash expenses are expected to increase during 2005 compared to 2004 as a result of the relocation of our headquarters in New York to a larger office space to accommodate the Company’s continued growth as well as General Maritime Management (Portugal) Lda being operated for a full year.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of tankers as well as amortization of drydocking, special survey and loan fees, increased by $15.9 million, or 18.7%, to $100.8 million for the year ended December 31, 2004 compared to $84.9 million for the prior year. This increase is primarily due to the growth in the average number of tankers in our fleet, which increased 8.4% during the year ended December 31, 2004 compared to the prior year as well as an increase in drydock amortization described in more detail below.

Amortization of drydocking increased by $4.7 million, or 66.6%, to $11.8 million for the year ended December 31, 2004 compared to $7.1 million for the prior year. This increase includes amortization associated with $17.1 million of capitalized expenditures relating to our tankers for the year ended December 31, 2004 as well as a full year of amortization associated with $14.1 million of capitalized drydocking for the prior year.  We anticipate that the amortization associated with drydocking our vessels will increase in the future, as vessels we acquired during 2001, 2003 and 2004 are drydocked for the first time.

Amortization of deferred financing costs decreased by $0.3 million, or 9.4%, to $3.2 million for the year ended December 31, 2004 compared to $3.5 million for the prior year. This decrease is the result of amortization during the second half of 2004 associated with deferred financing costs paid on the 2004 Credit Facility which was lower than the amortization on the deferred loan costs associated with the three credit facilities which were refinanced.  At the time of the refinancing, the unamortized deferred financing costs associated with the three refinanced credit facilities were written off.

GAIN ON SALE OF VESSELS- During July 2004, we agreed to sell four of our single-hull Suezmax vessels in order to reduce the number of single-hull vessels in the Company’s fleet.  These vessels were sold during August and October 2004 for aggregate net proceeds of approximately $84.2 million, resulting in a gain on sale of vessels of $6.6 million.

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

The Company had no impairment charges relating to any of the vessels in its fleet during the year ended December 31, 2004.

In December 2003, the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010 unless the flag state extends the date to 2015.  Management determined that the useful lives of its nine single-hull tankers would end in 2010, which is four to six years earlier than the 25-year useful lives the vessels had previously been ascribed.  Because of the reduction in the useful lives of these single-hull tankers and the consequent reduction in projected cash flows, it was determined that an aggregate impairment charge of $18.8 million was required on five tankers, which represented the amount by which the carrying value of these tankers exceeded their fair value as determined by an independent third party appraiser.

NET INTEREST EXPENSE-Net interest expense increased by $2.8 million, or 8.0%, to $37.8 million for the year ended December 31, 2004 compared to $35.0 million for the prior year. This increase is primarily the result of an 8.2% increase in our weighted average outstanding debt of $650.2 million for the year ended December 31, 2004 compared to $601.1 million for the year ended December 31, 2003.

OTHER EXPENSE- On July 1, 2004, we entered into an $825 million credit facility, refinancing our First, Second and Third Credit Facilities.  Upon consummation of this refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7.9 million was written off as a non-cash charge in July 2004.

NET INCOME-Net income was $315.1 million for the year ended December 31, 2004 compared to net income of $84.5 million for the prior year.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

VOYAGE REVENUES- Voyage revenues increased by $228.1 million, or 100%, to $454.5 million for the year ended December 31, 2003 compared to $226.4 million for the prior year. $153.6 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, voyage revenues increased by $74.5 million on the 28 tankers which were part of our fleet prior to January 1, 2003 to $300.9 million for the year ended December 31, 2003 compared to $226.4 million during the prior year, primarily as a result of better freight rates.  The average size of our fleet increased 40.6% to 40.6 (25.4 Aframax, 15.2 Suezmax) tankers during the year ended December 31, 2003 compared to 28.9 tankers (23.9 Aframax, 5.0 Suezmax) during the prior year.

VOYAGE EXPENSES- Voyage expenses increased $37.0 million, or 45.8%, to $117.8 million for the year ended December 31, 2003 compared to $80.8 million for the prior year. $41.9 million of this increase is due to the acquisition of 14 Suezmax tankers and five Aframax tankers during 2003.  In addition, voyage expenses decreased by $4.9 million on the tankers which were part of our fleet prior to January 1, 2003 to $75.9 million for the year ended December 31, 2003 compared to $80.8 million during the prior year, due primarily to a 534 day increase in the number of days these vessels were on time charter during 2003 as compared to 2002.  Overall, the number of days that all of our tankers were under time charter contracts increased to 2,804 days for the year ended December 31, 2003 compared to 1,490 days for the prior year.  The number of days that our tankers, including those acquired during 2003, operated in the spot market increased to 11,463 for the year ended December 31, 2003 compared to 8,520 days for the prior year. Typically, tankers operating on the spot market incur higher voyage expenses than those operating on time charter contract, as the owner, not the charterer, is responsible for voyage expenses.

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

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase
	2003	2002	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$52,012	$28,335	$23,677	83.6%
Suezmax	6,731	—	6,731	N/M
Total	58,743	28,335	30,408	107.3%

Spot charter:
Aframax	141,475	89,524	51,951	58.0%
Suezmax	136,428	27,708	108,720	392.4%
Total	277,903	117,232	160,671	137.1%

TOTAL NET VOYAGE REVENUE	$336,646	$145,567	$191,079	131.3%

Vessel operating days:
Time charter:
Aframax	2,457	1,490	967	64.9%
Suezmax	347	—	347	N/M
Total	2,804	1,490	1,314	88.2%

Spot charter:
Aframax	6,514	6,722	(208)	-3.1%
Suezmax	4,949	1,798	3,151	175.3%
Total	11,463	8,520	2,943	34.5%

TOTAL VESSEL OPERATING DAYS	14,267	10,010	4,257	42.5%

AVERAGE NUMBER OF VESSELS	40.6	28.9	11.7	40.6%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$21,172	$19,017	$2,155	11.3%
Suezmax	$19,402	N/M	N/M	N/M
Combined	$20,953	$19,017	$1,936	10.2%

Spot charter:
Aframax	$21,719	$13,318	$8,401	63.1%
Suezmax	$27,569	$15,410	$12,159	78.9%
Combined	$24,243	$13,760	$10,483	76.2%

TOTAL TCE	$23,596	$14,542	$9,054	62.3%

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $36.8 million, or 66.5%, to $92.0 million for the year ended December 31, 2003 compared to $55.2 million for the prior year. This increase is primarily due to the growth of our fleet, which increased 40.6% for the same periods, as well as increases in maintenance and repairs, crew costs and insurance.  The increase in maintenance and repairs is attributable to major repairs made on four tankers during 2003 as well as an increase in the value of the Euro against the U.S. dollar which made Euro-denominated expenditures in 2003 more costly.  The increase in crew costs is attributable to Euro denominated crew and officer wages.  The increase in insurance costs is due to increases in hull and machinery and protection and indemnity which we believe are industry wide.  In addition, a portion of this 40.6% increase in the size of our fleet relates to the acquisition of Suezmax vessels which, although generally generating higher TCE rates, are more costly to operate than Aframax vessels.  On a daily basis, direct vessel expenses per vessel increased by $964, or 18.4%, to

$6,207 ($5,679 Aframax, $7,081 Suezmax) for the year ended December 31, 2003 compared to $5,243 ($5,090 Aframax, $5,973 Suezmax) for the prior year, primarily as the result of an increase in maintenance and repairs, crew costs and insurance costs as well as the increase in the percentage of our fleet that consists of Suezmax vessels.

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

In December 2003, the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010 unless the flag state extends the date to 2015.  Management determined that the useful lives of its nine single-hull tankers would end in 2010, which is four to six years earlier than the 25-year useful lives the vessels had previously been ascribed.  Because of the reduction in the useful lives of these single-hull tankers and the consequent reduction in projected cash flows, it was determined that an aggregate impairment charge of $18.8 million was required on five tankers, which represented the amount by which the carrying value of these tankers  exceeded their fair value as determined by an independent third party appraiser.

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

Amortization of drydocking increased by $2.8 million, or 62.9%, to $7.1 million for the year ended December 31, 2003 compared to $4.3 million for the prior year. This increase includes amortization associated with $14.1 million of capitalized expenditures relating to our tankers for the year ended December 31, 2003 as well as a full year of amortization associated with $13.5 million of capitalized drydocking for the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds; Cash Management

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

Our practice has been to acquire tankers using a combination of funds received from equity investors, bank debt secured by mortgages on our tankers and shares of the common stock of our shipowning subsidiaries, and long-term debt securities.  Since our payment of dividends is expected to decrease our available cash, while we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review debt and equity financing alternatives to fund such acquisitions.  Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer tankers and the selective sale of older tankers. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire tankers on favorable terms.

We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to implement our growth plan and our dividend policy.  We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

Our operation of ocean-going tankers carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (1) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (2) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (3) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (4) loss of hire insurance for loss of revenue for up to 90 days resulting from a tanker being off hire for all of our tankers.

Dividend Policy

On January 26, 2005 we announced that our board of directors has initiated a cash dividend policy. Under the policy, we plan to declare quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after interest expense and reserves, as established by the board of directors.  These reserves, which the board of directors expects to review on at least an annual basis, will take into account normal maintenance and drydocking of existing vessels as well as capital expenditures for vessel acquisitions to ensure the indefinite renewal of our fleet.  We expect that our estimated maintenance and renewal capital expenditure reserve will be $100 million in 2005.  Our board of directors expects to review these reserves from time to time and at least annually, taking into account the remaining useful life and asset value of the fleet, among other factors.  We expect to declare our initial quarterly dividend following the announcement of its first quarter 2005 results during the fourth week of April 2005.

The indenture of our Senior Notes generally allows us to pay dividends and other “restricted payments” up to an amount equal to 50% of the cumulative net income earned since the first quarter of 2003 plus an additional $25 million.  We are currently exploring various options for ensuring our ability to pay dividends as defined by the new dividend policy, and will review available equity and debt financing alternatives from time to time. Any dividends paid will be subject to the consent of our lenders under our 2004 Credit Facility and applicable provisions of Marshall Islands law.

Debt Financings

2004 Credit Facility

On July 1, 2004, we closed on an $825 million senior secured bank financing facility, or the 2004 Credit Facility, consisting of a term loan of $225 million and a revolving loan of $600 million.  The term loan has a five year maturity at a rate of LIBOR plus 1.0% and amortizes on a quarterly basis with 19 payments of $10 million and one payment of $35 million.  The revolving loan component, which does not amortize, has a five year maturity at a rate of LIBOR plus 1.0% on the used portion and a 0.5% commitment fee on the unused portion.  As of December 31, 2004, the 2004 Credit Facility is secured by all of the ships in the Company’s 43 vessel fleet.

Concurrent with the closing of the 2004 Credit Facility, pursuant to which we borrowed $225 million under the term loan and $290 million under the revolving credit facility, we retired our existing First, Second and Third Credit Facilities, described below, in a series of transactions we refer to as the 2004 Refinancings.  At the time of the 2004 Refinancings, the 2004 Credit Facility was secured by the 42 vessels which collateralized the First, Second and Third Credit Facilities and the five vessels which we acquired in April 2004 and July 2004.  In addition, each of our subsidiaries which has an ownership interest in any tanker vessel that is secured by the 2004 Credit Facility has provided unconditional guaranties of all amounts owing under the 2004 Credit Facility.  Deferred financing costs incurred relating to the 2004 Credit Facility aggregated $6.9 million.

Upon consummating the 2004 Refinancings, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7.9 million were written off as a non-cash charge in July 2004.  This non-cash charge is classified as other expense on the statement of operations.

During August and October 2004, we sold four vessels (Genmar Harriet, Genmar Centaur, Genmar Traveller and Genmar Transporter) that were part of the collateral of the 2004 Credit Facility.  Pursuant to an amendment to the 2004 Credit Facility, we are permitted, until August 2005 to substitute as collateral future vessel acquisitions with a fair value equivalent to the vessels sold.  Had this amendment not been agreed to, we would, upon the sale of the four vessels in August and October 2004, have had to repay approximately $13.1 million associated with the $225 million term loan and the $600 million revolving credit facility would have been permanently reduced by approximately $35.2 million.  In accordance with the amendment to the 2004 Credit Facility, we placed approximately $13.1 million in escrow which will be returned to us if collateral is substituted as described above.  This amount of cash held in escrow is classified as other assets on our balance sheet.  If such collateral is not fully provided, on August 31, 2005, the remaining amount held in the escrow account will be used to repay a portion of the term loan.  With respect to the revolving credit facility, approximately $35.2 million is currently not available to be drawn until such substitute collateral is provided.  To the extent substitute collateral is not provided by August 31, 2005, the revolving credit facility will be permanently reduced.

The 2004 Credit Facility is secured by all of the ships in our current 43 vessel fleet and $13.1 million cash held in escrow.

First, Second and Third Credit Facilities — Refinanced by the 2004 Credit Facility

The First Credit Facility was comprised of a $200 million term loan and a $100 million revolving loan.  The First Credit Facility was to mature on June 15, 2006.  The First Credit Facility bore interest at LIBOR plus 1.5%.  We were obligated to pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis.  Due to the sale of three of the Aframax tankers securing the First Credit Facility, the revolving loan facility was reduced to $96.5 million.

The Second Credit Facility consisted of a $115 million term loan and a $50 million revolving loan.  The Second Credit Facility was to mature on June 27, 2006.  The Second Credit Facility bore interest at LIBOR plus

1.5%.  We were obligated to pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis.

On March 11, 2003 in connection with the Metrostar acquisition, we entered into commitments for $450 million in credit facilities.  These credit facilities were comprised of a first priority $350 million amortizing term loan, which we refer to as the Third Credit Facility, and a second priority $100,000 non-amortizing term loan, which we refer to as the second priority term loan.  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275 million and the second priority term loan was eliminated.  The Third Credit Facility was to mature on March 10, 2008 and bore interest at LIBOR plus 1.625%.

Interest Rate Swap Agreements

In August and October 2001, we entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% of our outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedged the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of December 31, 2004, the outstanding notional principal amounts on the swap agreements entered into during August 2001 and October 2001 are $27.0 million and $18.5 million, respectively.  We have determined that these interest rate swap agreements, which effectively hedged our First and Second Credit Facilities continue to effectively hedge our 2004 Credit Facility.

Senior Notes

On March 20, 2003, we issued $250 million of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the Senior Notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246.2 million.  The Senior Notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends.  As of December 31, 2004, the discount on the Senior Notes is $3.4 million.  This discount is being amortized as interest expense over the term of the senior notes using the effective interest method.  The Senior Notes are guaranteed by all of our present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by us).  These guarantees are full and unconditional and joint and several with us, General Maritime Corporation, the parent company.  We, as the parent company, have no independent assets or operations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

In addition, the provisions of the Senior Notes require that the proceeds from vessel sales, net of required debt payments made on senior indebtedness, be used to acquire additional assets within one year from the dates of sale.  If such assets are not acquired, any excess proceeds, after reduction of the indebtedness under the 2004 Credit Facility, are to be used to repurchase Senior Notes.  As of December 31, 2004, such excess net proceeds pertaining to the four vessels sold during August and October 2004 aggregate $35.9 million, which, if not used to acquire additional assets through August 2005, will be used to repurchase Senior Notes.

In accordance with the terms of our Senior Notes, we cannot make cumulative “restricted payments” in excess of the sum of (1) 50% of net income earned subsequent to December 31, 2002, (2) cash proceeds from common stock issued subsequent to December 31, 2002 and (3) $25 million.  “Restricted payments” principally include dividends, purchases of the our own common stock, and repayments of debt subordinate to the senior notes prior to their maturity.

The terms and conditions of the 2004 Credit Facility require compliance with certain restrictive covenants, which we feel are consistent with loan facilities incurred by other shipping companies.  Under the 2004 Credit Facility, we are required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  In addition, the 2004 Credit Facility restricts the payment of dividends and repurchase of common shares to an aggregate of $1.0 million per year.

As of December 31, 2004, we are in compliance with all of the financial covenants under our 2004 Credit Facility and our Senior Notes.

The total outstanding amounts as of December 31, 2004 associated with our 2004 Credit Facility and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)
AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
2004 Credit Facility	$240,000	June 2009
Senior Notes	250,000	March 2013

Cash and Working Capital

Cash increased to $46.9 million as of December 31, 2004 compared to $38.9 million as of December 31, 2003.  Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $68.0 million as of December 31, 2004, compared to $12.7 million as of December 31, 2003. The current portion of long-term debt included in our current liabilities was $40.0 million as of December 31, 2004 and $59.6 million as of December 31, 2003.

Cash Flows from Operating Activities

Net cash provided by operating activities increased 104% to $363.2 million for the year ended December 31, 2004, compared to $178.1 million for the prior year. This increase is primarily attributable to net income of $315.1 million, depreciation and amortization of $100.8 million for the year ended December 31, 2004 compared to net income of $84.5 million, depreciation and amortization of $84.9 million and a non-cash impairment charge of $18.8 million for the prior year.

Net cash provided by operating activities increased 308% to $178.1 million for the year ended December 31, 2003, compared to $43.6 million for the prior year. This increase is primarily attributable to net income of $84.5 million and depreciation and amortization of $84.9 million and a non-cash impairment charge of $18.8 million for the year ended December 31, 2003 compared to net loss of $9.7 million, depreciation and amortization of $60.4 million and a non-cash impairment charge of $13.4 million for the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities was $168.5 million for the year ended December 31, 2004 compared to $502.9 million for the prior year.  During the year ended December 31, 2004, we paid $180.6 million to the seller for five tankers, and paid $76.0 million for four Suezmax newbuilding contracts (of which $67.2 million was paid to the seller of those contracts and $8.8 million of installment payments were made to the shipyards).  During the year ended December 31, 2004, we received $94.6 million of proceeds from the sale of one Aframax tanker and four Suezmax tankers.  During the year ended December 31, 2003, we expended $528.5 million for the purchase of 19 tankers and we received $27.3 million of proceeds from the sale of four Aframax tankers.

Net cash used by investing activities was $502.9 million for the year ended December 31, 2003 compared to net cash provided by investing activities of $2.0 million for the year ended December 31, 2002. During the year ended December 31, 2003, we expended $528.5 million for the purchase of 19 tankers and received $27.3 million from the sale of four Aframax tankers.  During the year ended December 31, 2002, we received $2.3 million from the sale of one Aframax tanker.

Cash Flows from Financing Activities

Net cash used by financing activities was $186.7 million for the year ended December 31, 2004 compared to net cash provided by financing activities of $361.0 million for the prior year period.  The change in cash provided by financing activities relates to the following:

•                  Net proceeds from the issuance of long-term debt during the year ended December 31, 2004, net of issuance costs of $7.2 million, were $507.8 million relating the initial borrowings under our 2004 Credit Facility.  Net proceeds from issuance of long-term debt during the year ended December 31, 2003 net of issuance costs of $14.6 was $506.6 million, which was comprised of $246.2 million of proceeds from our Senior Notes offering and $275.0 million from our Third Credit Facility.

•                  During the year ended December 31, 2004, we retired our First, Second and Third Credit Facilities, and repaid the $448.3 million outstanding on those credit facilities at the time of their retirement.

•                  Principal repayments of long-term debt were $59.0 million for the year ended December 31, 2004 associated with permanent principal repayments under our First, Second, Third and 2004 Credit Facilities.  Principal repayments of long-term debt were $91.6 million for the year ended December 31, 2003 associated with permanent principal repayments under our First, Second and Third Credit Facilities.

•                  During the year ended December 31, 2004, we repaid $177.0 million of revolving debt associated with our First, Second and 2004 Credit Facilities; during the year ended December 31, 2003, we repaid $54.1 million of revolving debt associated with our First and Second Credit Facilities.

•                  During the year ended December 31, 2004, we sold three Suezmax vessels which would have required a $13.1 million repayment of the term loan portion of our 2004 Credit Facility.  Pursuant to an amendment to the 2004 Credit Facility, we have until August 2005 to provide substitute collateral to the 2004 Credit Facility.  This $13.1 million was placed an escrow account with the lender pending our providing substitute collateral.

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

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to tanker acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our tankers as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that tankers which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that tankers are to be drydocked every five years, while tankers 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys.  During 2005, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on approximately 18 tankers and that the expenditures to perform these drydocks will aggregate approximately $30 million.  The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts.  The purchase price of these contracts aggregate $67.2 million which was paid to the seller of those contracts.  Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts.  As of December 31, 2004, we are required to pay an additional aggregate amount of $152.8 million through the completion of construction of these four Suezmax tankers delivery of which is expected to occur between March 2006 and January 2008.  The installments that comprise this $152.8 million are payable as follows: $6.5 million in 2005, $71.3 million in 2006, $42.4 million in 2007, and $32.6 million in 2008.

Other Commitments

In February 2004, the Company entered into an operating lease for an aircraft.  The lease has a term of five years and requires monthly payments by the Company of $125,000.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $109,724 per month from October 1, 2005 to September 30, 2010, $118,868 per month from October 1, 2010 to September 30, 2015, and $128,011 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $112,611.

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

	Total	2005	2006	2007	2008	2009	Thereafter
Debt payments	$490.0	$40.0	$40.0	$40.0	$40.0	$80.0	$250.0
Newbuilding installments	152.8	6.5	71.3	42.4	32.6	0.0	0.0
Aircraft lease	6.1	1.5	1.5	1.5	1.5	0.1	0.0
New York office lease	21.3	0.3	1.3	1.3	1.3	1.3	15.8
Total commitments	$670.2	$48.3	$114.1	$85.2	$75.4	$81.4	$265.8

Other Derivative Financial Instruments

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  The FFAs being considered by the company are future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these FFAs would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFA contracts as of December 31, 2004.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past four years ended December 31, 2004. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of December 31, 2004, we provided a reserve of approximately 14% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase this amount in that period.

DEPRECIATION AND AMORTIZATION. We record the value of our tankers at their cost (which includes acquisition costs directly attributable to the tanker and expenditures made to prepare the tanker for its initial voyage) less accumulated depreciation. We depreciate our non-single-hull tankers on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. The useful lives of our single-hull tankers range from 19 to 21 years from the date of delivery, as we consider 2010 to coincide with the end of their useful lives.  We believe that a 25-year depreciable life for double-hull and double-sided tankers is consistent with that of other ship owners. Depreciation is based on cost less the estimated residual scrap value. Until December 31, 2003, we estimated residual scrap value as the lightweight tonnage of each tanker multiplied by $125 scrap value per ton.  Effective January 1, 2004, we changed our estimate of residual scrap value per lightweight ton to be $175, which we believe better approximates the historical average price of scrap steel. An increase in the useful life of the tanker would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value (as was done in 2004) would decrease the amount of the annual depreciation charge. A decrease in the useful life of the tanker would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

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

DEFERRED DRYDOCK COSTS. Our tankers are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the tankers are operating. We capitalize the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks. Costs capitalized as part of the drydock include actual costs incurred at the drydock yard; cost of fuel consumed between the tanker’s last discharge port prior to the drydock and the time the tanker leaves the drydock yard; cost of hiring riding crews to effect repairs on a ship and parts used in making such repairs that are reasonably made in anticipation of reducing the duration or cost of the drydock; cost of travel, lodging and subsistence of our personnel sent to the drydock site to supervise; and the cost of hiring a third party to oversee a drydock. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflects the economics and market values of the tankers.

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

In December 2004, the FASB issued SFAS No. 123R that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. This Statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.  The Company is currently evaluating the impact of adopting SFAS No. 123R.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2004, we had $240.0 million of floating rate debt with a margin over LIBOR of 1.0% compared to December 31, 2003 when we had $409.3 million of floating rate debt with a margins over LIBOR ranging from 1.5% to 1.625%. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of December 31, 2004 and 2003, we were party to interest rate swap agreements having aggregate notional amounts of $45.5 million and $71.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of December 31, 2004 the fair value of these swaps was a net liability to us of $0.6 million. A one percent increase in LIBOR would increase interest expense on the portion of our $194.5 million outstanding floating rate indebtedness that is not hedged by approximately $1.9 million per year from December 31, 2004.

FOREIGN EXCHANGE RATE RISK

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroners. During the year ended December 31, 2004, at least 14% of the Company’s direct vessel operating expenses and general and administrative expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.8 million for the year ended December 31, 2004.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MARITIME CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Maritime Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

March 14, 2005
New York, New York

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars in thousands except per share data)

	DECEMBER 31,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash	$46,921	$38,905
Due from charterers, net	73,883	36,209
Vessel held for sale	—	10,388
Prepaid expenses and other current assets	31,341	16,971
Total current assets	152,145	102,473
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $280,215 and $217,228, respectively	1,139,594	1,114,978
Vessel construction in progress	77,909	—
Other fixed assets, net	3,849	2,069
Deferred drydock costs, net	23,101	22,620
Deferred financing costs, net	11,860	15,685
Other assets	13,050	—
Goodwill	5,753	5,753
Total noncurrent assets	1,275,116	1,161,105
TOTAL ASSETS	$1,427,261	$1,263,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,799	$22,418
Accrued interest	7,321	7,800
Current portion of long-term debt	40,000	59,553
Total current liabilities	84,120	89,771
NONCURRENT LIABILITIES:
Deferred voyage revenue	5,558	6,330
Long-term debt	446,597	596,117
Derivative liability for cash flow hedge	560	2,480
Total noncurrent liabilities	452,715	604,927
TOTAL LIABILITIES	536,835	694,698
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 37,895,870 and 37,614,145 shares at December 31, 2004 and December 31, 2003, respectively	379	376
Paid-in capital	424,021	421,189
Restricted stock	(3,646)	(5,313)
Retained earnings	470,217	155,108
Accumulated other comprehensive loss	(545)	(2,480)
Total shareholders’ equity	890,426	568,880
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,427,261	$1,263,578

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands except per share data)

	2004	2003	2002
VOYAGE REVENUES:
Voyage revenues	$701,291	$454,456	$226,357
OPERATING EXPENSES:
Voyage expenses	117,955	117,810	80,790
Direct vessel expenses	96,818	91,981	55,241
General and administrative	31,420	22,866	12,026
Depreciation and amortization	100,806	84,925	60,431
Gain on sale of vessels	(6,570)	(1,490)	(266)
Impairment charge	—	18,803	13,366
Total operating expenses	340,429	334,895	221,588
OPERATING INCOME	360,862	119,561	4,769
OTHER EXPENSE:
Interest income	979	462	236
Interest expense	(38,831)	(35,505)	(14,747)
Other expense	(7,901)	—	—
Net other expense	(45,753)	(35,043)	(14,511)
Net income (loss)	$315,109	$84,518	$(9,742)

Earnings (loss) per common share:
Basic	$8.51	$2.29	$(0.26)
Diluted	$8.33	$2.26	$(0.26)

Weighted average shares outstanding- basic	37,049,266	36,967,174	36,980,600

Weighted average shares outstanding- diluted	37,813,929	37,355,764	36,980,600

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands except per share data)

					Accumulated Other	Comprehensive
	Common	Paid-in	Restricted	Retained	Comprehensive	Income
	Stock	Capital	Stock	Earnings	Income (Loss)	(Loss)	Total
Balance as of January 1, 2002	$370	$416,095		$80,332	$(1,107)		$495,690
Net Loss				(9,742)		$(9,742)	(9,742)
Unrealized derivative losses on cash flow hedge					(3,263)	(3,263)	(3,263)
						$(13,005)
Issuance of 625,000 shares of restricted stock	6	3,788	$(3,794)				—
Restricted stock amortization			52				52
Purchase price adjustment		(634)					(634)
Common stock issuance costs		(467)					(467)
Balance as of December 31, 2002	376	418,782	(3,742)	70,590	(4,370)		481,636
Net Income				84,518		$84,518	84,518
Unrealized derivative gains on cash flow hedge					1,890	1,890	1,890
						$86,408
Issuance of 155,000 shares of restricted stock		2,260	(2,260)				—
Restricted stock amortization			689				689
Exercise of stock options	—	147					147
Balance as of December 31, 2003	376	421,189	(5,313)	155,108	(2,480)		568,880
Net Income				315,109		$315,109	315,109
Unrealized derivative gains on cash flow hedge					1,935	1,935	1,935
						$317,044
Restricted stock amortization			1,667				1,667

Exercise of stock options	3	2,832					2,835

Balance as of December 31, 2004	$379	$424,021	$(3,646)	$470,217	$(545)		$890,426

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	2004	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$315,109	$84,518	$(9,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of vessels	(6,570)	(1,490)	(266)
Impairment charge	—	18,803	13,366
Depreciation and amortization	100,806	84,925	60,431
Other non-cash expense	7,901	—	—
Amortization of discount on senior notes	254	185	—
Restricted stock compensation expense	1,667	689	52
Changes in assets and liabilities:
Increase in due from charterers	(37,674)	(10,850)	(5,645)
Increase in prepaid expenses and other current assets	(13,502)	(4,819)	(3,433)
Increase in accounts payable and accrued expenses	13,548	7,261	4,660
(Decrease) increase in accrued interest	(479)	7,441	(61)
(Decrease) increase in deferred voyage revenue	(772)	5,586	(2,179)
Deferred drydock costs incurred	(17,050)	(14,137)	(13,546)
Net cash provided by operating activities	363,238	178,112	43,637

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Purchase of vessels	(182,457)	(528,519)	—
Payments for vessel construction in progress	(77,909)	—	—
Purchase of other fixed assets	(2,544)	(1,677)	(217)
Proceeds from sale of vessels	94,570	27,277	2,251
Acquisition of business net of cash received	(137)	—	—
Net cash (used) provided by investing activites	(168,477)	(502,919)	2,034

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from senior notes offering	—	246,158	—
Long-term debt borrowings	515,000	275,000	—
Payments to retire long-term debt	(448,305)	—	—
Principal payments on long - term debt	(59,022)	(91,584)	(74,589)
Net (payments) borrowings on revolving credit facilitities	(177,000)	(54,100)	15,000
Deferred financing costs paid	(7,203)	(14,590)	(120)
Proceeds from exercise of stock options	2,835	147	—
Cash placed in escrow with lender	(13,050)	—	—
Common stock issuance costs	—	—	(467)

Net cash (used) provided by financing activities	(186,745)	361,031	(60,176)

Net increase (decrease) in cash	8,016	36,224	(14,505)
Cash, beginning of the year	38,905	2,681	17,186
Cash, end of year	$46,921	$38,905	$2,681

Supplemental disclosure of cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$39,310	$28,064	$14,808

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

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

Certain reclassifications have been made to the Company’s prior year financial statements to conform to 2004 presentation.

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

These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2004 and 2003, the Company has a reserve of approximately $2,320 and $1,143, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters are recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. As of December 31, 2004 and 2003, the Company has a reserve of $2,386 and $0, respectively, against its due from charterers balance associated with estimated performance claims against the Company’s time charters.

VESSELS, NET.  Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard for non-single-hull vessels. During the fourth quarter of 2003, management determined that single-hull vessels can only trade until 2010, when regulatory restrictions require their phase out unless certain conditions are met, resulting in a reduction of the estimated useful lives of single-hull vessels to 19 to 21 years from the date of initial delivery from the shipyard.  This change in estimate resulted in an increase in annual depreciation expense of approximately $8,500, or $0.23 per share, through 2009 on the Company’s nine single-hull vessels owned as of December 31, 2003.  During 2004, the Company sold four of these single-hull vessels.  The change in estimate resulted in an increase in annual depreciation expense of approximately $4,700, or $0.13 per share, through 2009 on the Company’s five remaining single-hull vessels owned as of December 31, 2004.

Effective January 1, 2004, the Company increased residual scrap value of its tankers from one hundred twenty-five dollars ($0.125) per light weight ton to one hundred seventy-five dollars ($0.175) per light weight ton, which the Company believes better approximates the historical average price of scrap steel.  The impact of this change is to reduce depreciation expense by approximately $3,600, or $0.10 per share, per year subsequent to December 31, 2003.

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

CONSTRUCTION IN PROGRESS.  Construction in progress represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).  During the year ended December 31, 2004, the Company capitalized $1,270 of interest expense.

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

During the year ended December 31, 2004, no impairment charges were recorded, based on the analysis described above.  During the year ended December 31, 2003, an impairment charge of $18,803 was recorded on five of the Company’s single-hull vessels (see Note 4).  During the year ended December 31, 2002, an impairment charge of $13,366 was recorded on three of the Company’s single-hull vessels which were disposed of during the years ended December 31, 2003 and 2002 (see Note 4).

DEFERRED DRYDOCK COSTS, NET.  Approximately every 30 to 60 months the Company’s vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company capitalizes costs associated with the drydocks as they occur and amortizes these costs on a straight line basis over the period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the statement of operations. For the years ended December 31, 2004, 2003 and 2002, amortization was $11,783, $7,072 and $4,340, respectively. Accumulated amortization as of December 31, 2004 and 2003 was $15,878 and $13,348, respectively.

DEFERRED FINANCING COSTS, NET.  Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in depreciation and amortization. Amortization was $3,142, $3,468 and $1,492 for the years ended December 31, 2004, 2003 and 2002, respectively. Accumulated amortization as of December 31, 2004 and 2003 was $2,070 and $4,934, respectively.

OTHER ASSETS.  Other assets represents cash placed in escrow, in lieu of being used to repay a portion of the Company’s outstanding term loan as required by an amendment to the 2004 Credit Facility, relating to the sale during August and October 2004 of four single-hull Suezmax vessels.  See Note 8 for further discussion.

GOODWILL.  As of January 1, 2002, the Company adopted the provisions for SFAS No. 142 “Goodwill and Other Intangible Assets.”  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value.  Prior to the adoption of SFAS No. 142, the Company amortized goodwill.  The amount of such unamortized goodwill was $5,753 as of January 1, 2002 related to the Company’s acquisition in June 2001 of a technical management company.  In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective January 1, 2002.  The Company determined that there was no impairment of goodwill as of the transition date and during the years ended December 31, 2004, 2003 and 2002.

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

STOCK BASED COMPENSATION.  The Company follows the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provides pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted.  Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted.  The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 53%, 47%, 63% and 54% for options granted during 2004, 2003, 2002 and 2001, respectively, risk free interest rate of 3.85%, 3.5%, 4.0% and 5.5% for options granted during 2004, 2003, 2002 and 2001, respectively, and no dividend yield for any options granted. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the 143,500 options to purchase common stock granted on November 26, 2002 is $3.42 per share.  The fair value of the 50,000, 12,500 and 29,000 options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 12, 2003 is $3.95 per share, $4.52 per share, and $6.61 per share, respectively.  The fair value of the 20,000 options to purchase common stock granted on May 20, 2004 is $11.22 per share.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the years ended December 31, 2004, 2003 and 2002, would have been stated at the pro forma amounts indicated below:

	2004	2003	2002
Net Income (Loss):

As reported	$315,109	$84,518	$(9,742)
Stock based compensation expense (benefit) using the fair value method	458	201	(1,005)
Pro forma	$314,651	$84,317	$(8,737)

Earnings (loss) per common share (as reported):

Basic	$8.51	$2.29	$(0.26)
Diluted	$8.33	$2.26	$(0.26)

Earnings (loss) per common share (pro forma):

Basic	$8.49	$2.28	$(0.24)
Diluted	$8.32	$2.26	$(0.24)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS.  The estimated fair values of the Company’s financial instruments other than its Senior Notes approximate their individual carrying amounts as of December 31, 2004 and 2003 due to their short-term maturity or the variable-rate nature of the respective borrowings.  The estimated fair value of the Company’s Senior Notes are based on quoted market prices.

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

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the years ended December 31, 2004, 2003 and 2002 included pay-fixed swaps. As of December 31, 2004, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the years ended December 31, 2004, 2003 and 2002, the Company recognized a credit/(charge) to other comprehensive loss (OCI) of $1,935, $1,890 and $(3,263), respectively.  The aggregate liability in connection with a portion of the Company’s cash flow hedges as of December 31, 2004 and 2003 was $560 and $2,480, respectively, and is presented as Derivative liability for cash flow hedge on the balance sheet.

CONCENTRATION OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk are trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2004.

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

In December 2004, the FASB issued SFAS No. 123R that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. This Statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.  The Company is currently evaluating the impact of adopting SFAS No. 123R.

2.  ACQUISITIONS

During the period from March 2003 to May 2003, the Company acquired 19 tankers from an unaffiliated entity consisting of 14 Suezmax tankers and five Aframax tankers.  The aggregate purchase price of these vessels was $525,000, which was financed through the use of cash and borrowings under the Company’s existing revolving credit facilities together with the incurrence of additional debt described in Note 8.

In March 2004, the Company agreed to acquire three Aframax vessels, two Suezmax vessels, four newbuilding Suezmax contracts and a technical management company from an unaffiliated entity for cash.  The three Aframax vessels, two Suezmax vessels and the technical management company were acquired between April and June 2004. The four newbuilding Suezmax contracts were acquired in July 2004.  The purchase price of these assets was approximately $248,100, which were financed through cash on hand and borrowings under the Company’s then existing revolving credit facilities. This $248,100 purchase price was allocated as follows:  $180,599 for the five vessels, $67,242 for the four newbuilding Suezmax contracts and $266 for the technical management company the net assets of which are comprised of $107 of cash, other current assets of $738, noncurrent assets of $82 and current liabilities of $661.  In addition, $8,777 was paid to the shipyard as an installment on the construction price of the four newbuilding contracts.

The remaining installments on the four newbuilding Suezmax contracts to be paid by the Company aggregate $152,853 and are payable as follows: $6,514 in 2005, $71,310 in 2006, $42,444 in 2007 and $32,585 in 2008.

3.  EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the exercise of all dilutive stock options (see Note 15) using the treasury stock method and the granting of unvested restricted stock awards (see Note 16), for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the year ended December 31, 2004, all stock options were considered to be dilutive.  For the years ended December 31, 2003 and 2002, 267,000 and 270,000 stock options, respectively, were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share is as follows:

	Year ended December 31,
	2004	2003	2002

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	37,049,266	36,967,174	36,980,600

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	37,049,266	36,967,174	36,980,600
Stock options	111,572	52,176	—
Restricted stock awards	653,091	336,414	—

Weighted average common shares outstanding, diluted	37,813,929	37,355,764	36,980,600

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

During 2003, the vessels held for sale as of December 31, 2002 were sold, resulting in an aggregate gain on sale of vessels of $2,664.  Also during 2003, three double-bottom Aframax vessels acquired in 2003 were sold, in order to reduce the age profile of the Company’s fleet, for an aggregate loss on sale of vessels of $1,174.  Of these three vessels, two were delivered to their new owners in 2003 and one was delivered to its new owner in February 2004.

In December 2003, the International Maritime Organization adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010, unless the flag state extends the date to 2015.  Management determined that the useful lives of its nine single-hull tankers would end in 2010, which is four to six years earlier than the 25-year useful lives the vessels had previously been ascribed.  Because of the reduction in the useful lives of these single-hull tankers, an impairment evaluation was performed in accordance with the guidelines of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The completion of the Company’s evaluation indicated that the carrying value of five of its nine single-hull tankers exceeded the expected undiscounted future cash flows attributable to these assets, resulting in an impairment.  The total impairment charge recognized during the fourth quarter of 2003 was $18,803.  In accordance with the Company’s policy, the impairment loss was determined to be equal to the amount by which the carrying value of these five tankers exceeded their estimated fair value.  Fair values were determined using fair valuations performed by third parties.

In addition to the impairment charge taken on five single-hull tankers, effective October 1, 2003, the estimated useful lives of the nine single-hull tankers were reduced to useful lives ranging from 19 to 21 years.  This change in estimate resulted in an increase in annual depreciation expense of approximately $8,500 through 2009 on the Company’s nine single-hull vessels owned as of December 31, 2003.  During 2004, the Company sold four of these single-hull vessels.  This change in estimate resulted in an increase in annual depreciation expense of approximately $4,700 through 2009 on the Company’s five remaining single-hull vessels owned as of December 31, 2004.

During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels in order to reduce the number of single-hull vessels in the Company’s fleet.  These vessels were sold during August and October 2004 for aggregate net proceeds of approximately $84,182, for a gain on sale of vessels of $6,570.

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2004	2003
Bunkers and lubricants inventory	$16,734	$14,198
Insurance claims receivable	7,108	530
Other	7,499	2,243
Total	$31,341	$16,971

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects to recover from insurance.

6.  OTHER FIXED ASSETS

Other fixed assets consist of the following:

	December 31,	December 31,
	2004	2003
Other fixed assets:
Furniture, fixtures and equipment	$1,050	$948
Vessel equipment	2,881	1,786
Computer equipment	978	705
Total cost	4,909	3,439

Less: accumulated depreciation	1,060	1,370
Total	$3,849	$2,069

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2004	2003
Accounts payable	$14,839	$13,357
Accrued operating	17,763	8,506
Accrued administrative	4,197	555
Total	$36,799	$22,418

8.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2004	2003
First Credit Facility
Term Loan	$—	$86,866
Revolving Credit Facility	—	13,000
Second Credit Facility
Term Loan	—	53,000
Revolving Credit Facility	—	9,000
Third Credit Facility	—	247,461
2004 Credit Facility
Term Loan	205,000	—
Revolving Credit Facility	35,000	—
Senior Notes, net of discount	246,597	246,343
Total	$486,597	$655,670

Less: Current portion of long-term debt	40,000	59,553
Long-term debt	$446,597	$596,117

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

Concurrent with the closing of the 2004 Credit Facility, pursuant to which the Company borrowed $225,000 under the term loan and $290,000 under the revolving credit facility, the Company retired its existing First, Second and Third Credit Facilities described below (the “Refinancing”).  At the time of the Refinancing, the 2004 Credit Facility was secured by the 42 vessels which collateralized the First, Second and Third Credit Facilities and the five vessels described in Note 2 which were acquired during 2004.  In addition, each of our subsidiaries which has an ownership interest in any tanker vessel that is secured by the 2004 Credit Facility has provided unconditional guaranties of all amounts owing under the 2004 Credit Facility.  Deferred financing costs incurred relating to the 2004 Credit Facility aggregated $6,905.

Upon consummating the Refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7,886 was written off as a non-cash charge in July 2004.  This non-cash charge is classified as Other expense on the statement of operations.

As of December 31, 2004, the Company had $205,000 outstanding on the term loan and $35,000 outstanding on the revolving loan.  The 2004 Credit Facility is secured by all of the ships in the Company’s 43 vessel fleet, which includes five vessels acquired in 2004 described in Note 2 with a carrying value at December 31, 2004 of $1,139,594 and $13,050 cash held in escrow.

As described in Note 4, in August and October 2004, the Company sold four single-hull Suezmax vessels.  Pursuant to an amendment to the 2004 Credit Facility, the Company is permitted, until August 2005 to substitute as collateral future vessel acquisitions with a fair value equivalent to the vessels sold.  Had this amendment not been agreed to, the Company would, upon the sale of these four vessels, have had to repay $13,050 associated with the $225,000 term loan and the $600,000 revolving credit facility would have been permanently reduced by $35,194.  In accordance with the amendment to the 2004 Credit Facility, the Company placed $13,050 in escrow which will be returned to the Company if collateral is substituted as described above. This amount of cash held in escrow is classified as Other assets on the Company’s balance sheet.  If such collateral is not fully provided, on August 31, 2005, the remaining amount held in the escrow account will be used to repay a portion of the term loan.  With respect to the revolving credit facility, $35,194 is currently not available to be drawn until such substitute collateral is provided.  To the extent substitute collateral is not provided by August 31, 2005, the revolving credit facility will be permanently reduced.

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

Interest rates during the year ended December 31, 2004 ranged from 2.38% to 3.00% on the First, Second, Third and 2004 Credit Facilities.

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.  The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of

December 31, 2004, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $27,000 and $18,500, respectively.  The changes in the notional principal amounts of the swaps during the years ended December 31, 2004 and 2003 are as follows:

	December 31,	December 31,
	2004	2003
Notional principal amount, beginning of year	$71,500	$102,750
Amortization of swaps	(26,000)	(31,250)
Notional principal amount, end of the year	$45,500	$71,500

The Company has determined that these interest rate swap agreements, which effectively hedged the Company’s First and Second Credit Facilities continues to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility.  During the year ended December 31, 2004, a $15 loss was recorded as other expense relating to the ineffective portion of these hedges.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2004, 2003 and 2002 was $1,873, $2,919 and $3,223, respectively.

The Company would have paid approximately $560 and $2,480 to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2004 and 2003, respectively. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the Senior Notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and required the Company to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third facilities.  As of December 31, 2004, the discount on the Senior Notes is $3,403.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company).  These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation.  The parent company, General Maritime Corporation, has no independent assets or operations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

In addition, the provisions of the Senior Notes require that the proceeds from vessel sales, net of required debt payments made on senior indebtedness, be used to acquire additional assets within one year from the dates of sale.  If such assets are not acquired, any excess proceeds, after reduction of the indebtedness under the 2004 Credit Facility, are to be used to repurchase Senior Notes.  As of December 31, 2004, such excess net proceeds pertaining to the four vessels sold during August and October 2004 aggregate $35,938, which, if not used to acquire additional assets through August 2005, will be used to repurchase Senior Notes.

In accordance with the terms of its Senior Notes, the Company cannot make cumulative “restricted payments” in excess of the sum of (1) 50% of net income earned subsequent to December 31, 2002, (2) cash proceeds from common stock issued subsequent to December 31, 2002, and (3) $25,000.  “Restricted payments” principally include dividends, purchases of the Company’s common stock, and repayments of debt subordinate to the Senior Notes prior to their maturity.

As of December 31, 2004, the Company is in compliance with all of the financial covenants under its 2004 Credit Facility and its Senior Notes.

Based on borrowings as of December 31, 2004, aggregate maturities under the Senior Notes and the 2004 Credit Facility are as follows:

PERIOD ENDING DECEMBER 31,	2004 Credit Facility	Senior Notes	TOTAL
2005	$40,000	$—	$40,000
2006	40,000	—	40,000
2007	40,000	—	40,000
2008	40,000	—	40,000
2009	80,000		80,000
Thereafter	—	250,000	250,000

	$240,000	$250,000	$490,000

Interest expense under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated  $38,831, $35,505 and $14,747 for the years ended December 31, 2004, 2003 and 2002, respectively.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash	$46,921	$46,921	$38,905	$38,905
Floating rate debt	240,000	240,000	409,327	409,327
Senior Notes	246,597	288,750	246,343	282,500
Cash flow hedges - net liability position	560	560	2,480	2,480

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.  The fair value of the Senior Notes has been determined based quoted market prices as of December 31, 2004 and 2003.

10. REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2004, 2003 and 2002 was $87,944, $58,743 and $28,293, respectively. Future minimum time charter revenue, based on vessels committed to non-cancelable time charter contracts as of December 31, 2004 will be $66,931 during 2005 and $1,501 during 2006.

11.  LEASE PAYMENTS

In February 2004, the Company entered into an operating lease for an aircraft.  The lease has a term of five years and requires monthly payments by the Company of $125.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $113.

Future minimum rental payments on the above leases for the next five years are as follows: 2005- $1,829, 2006- $2,817, 2007- $2,817, 2008- $2,817, 2009-$1,442, thereafter- $15,800.

12.  SIGNIFICANT CUSTOMERS

For the year ended December 31, 2004, the Company earned $108,034 from one customer which represented 15.4% of voyage revenues.  For the years ended December 31, 2003 and 2002, the Company did not earn 10% or more of its voyage revenues from any single customer.

13.  RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55.  For the years ended December 31, 2004, 2003 and 2002, the Company’s occupancy fees were $660 in each year.

During 2000, the Company loaned $486 to Mr. Peter C. Georgiopoulos.  This loan is included in prepaid expenses and other current assets.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2004.

During the years ended December 31, 2004 and 2003, the Company incurred legal services (primarily in connection with vessel acquisitions in 2003 and 2004 as well as flag changes of certain vessels in 2004) aggregating $284 and $249, respectively, from the father of Mr. Peter Georgiopoulos. All of the amounts due to the father of Mr. Georgiopoulos have been paid as of December 31, 2004.

In July 2004, the Company paid $200 of professional fees associated with its 2004 acquisitions described in Note 2 to American Marine Advisors, Inc., a company which has a senior vice president that is also a member of the Company’s board of directors.

14.  SAVINGS PLAN

In November 2001, the Company established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 15 percent of their annual salaries with the Company matching up to the first three percent until April 2003 and six percent thereafter. The matching contribution vests over a four year period, retroactive to date of hire. During 2004, 2003 and 2002, the Company’s matching contribution to the Plan was $272, $178 and $90, respectively.

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

On May 5, 2003, the Company granted options to purchase 50,000 shares of common stock to the Company’s chief financial officer at an exercise price of $8.73 (the closing price on the date of grant). These options were scheduled to vest in four equal installments on each of the first four anniversaries of the date of grant.  During 2003, all of these options were forfeited.

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

On May 20, 2004, the Company granted options to purchase an aggregate of 20,000 shares of common stock to certain members of the Company’s board of directors at an exercise price of $22.57 (the closing price on the date of grant).  These options will vest in four equal installments on each of the first four anniversaries of the date of grant.

The Company follows the provisions of APB 25  to account for its stock option plan. The Company provides pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123 had been adopted.  Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted.  The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 53%, 47%, 63% and 54% for options granted during 2004, 2003, 2002 and 2001, respectively, risk free interest rate of 3.85%, 3.5%, 4.0% and 5.5% for options granted during 2004, 2003, 2002 and 2001, respectively, and no dividend yield for any options granted. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the 143,500 options to purchase common stock granted on November 26, 2002 is $3.42 per share.  The fair value of the 50,000, 12,500 and 29,000 options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 12, 2003 is $3.95 per share, $4.52 per share, and $6.61 per share, respectively.  The fair value of the 20,000 options to purchase common stock granted on May 20, 2004 is $11.22 per share.

The following table summarizes stock option activity since the inception of option grants by the Company:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2001	860,000	$18.00	$8.50

Granted	143,500	$6.06	$3.42
Exercised	—
Forfeited	(590,000)	$18.00	$8.50

Outstanding, December 31, 2002	413,500	$13.86	$6.74

Granted	91,500	$10.35	$4.87
Exercised	(24,375)	$6.06	$3.42
Forfeited	(87,250)	$12.82	$4.66

Outstanding, December 31, 2003	393,375	$13.75	$6.97

Granted	20,000	$22.57	$11.22
Exercised	(186,850)	$15.15	$7.23
Forfeited	(13,500)	$16.86	$7.82

Outstanding, December 31, 2004	213,025	$13.68	$7.13

The following table summarizes certain information about stock options outstanding as of December 31, 2004:

		Options Outstanding, December 31, 2004			Options Exercisable, December 31, 2004
Range of Exercise Price		Number of Options	Weighted Average Exercise Price	Weighed Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$6.06		70,875	$6.06	7.9	1,750	$6.06
$9.98	- $ 14.58	32,250	$12.89	8.7	4,500	$12.02
$18.00	- $22.57	109,900	$18.83	6.9	44,100	$18.00

		213,025	$13.68	7.5	50,350	$17.05

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

On November 12, 2003, the Company made grants of restricted common stock in the amount of 155,000 shares to certain officers and employees of the Company.  Of this total, 75,000 restricted shares were granted to the chief executive officer of the Company and 30,000 restricted shares were granted to the president of General Maritime Management LLC (“GMM”), a wholly-owned subsidiary of the Company.  The remaining 50,000 restricted shares were granted to other officers and employees of the Company and GMM.  The restrictions on these shares lapse 20% on each anniversary date from the date of grant and become fully vested after five years.  Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant was charged to Shareholders’ Equity.  Amortization of this charge, which is included in general and administrative expenses, was $1,126 and $147 in 2004 and 2003, respectively, and will be $568, $300 and $119 in 2005, 2006 and 2007, respectively.

17.  LEGAL PROCEEDINGS

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

18. SUBSEQUENT EVENTS

On January 26, 2005 the Company announced that its board of directors has initiated a cash dividend policy. Under the policy, the Company plans to declare quarterly dividends to shareholders in April, July, October and February of each year based on its EBITDA after interest expense and reserves, as established by the board of directors.  The Company expects to declare its initial quarterly dividend following the announcement of its first quarter 2005 results during the fourth week of April 2005.

The indenture of the Company’s Senior Notes generally allows the Company to pay dividends and other “restricted payments” up to an amount equal to 50% of the cumulative net income earned since the first quarter of 2003 plus an additional $25,000.  The Company is currently exploring various options for ensuring its ability to pay dividends as defined by the new dividend policy, and will review available equity and debt financing alternatives from time to time. Any dividends paid will be subject to the consent of the Company’s lenders under its 2004 Credit Facility and applicable provisions of Marshall Islands law.

On February 9, 2005, the Company made grants of restricted common stock in the amount of 304,500 shares to certain officers and employees of the Company.  Of this total, 150,000, 10,000 and 10,000 restricted shares were granted to the chief executive officer, chief financial officer and chief administrative officer, respectively, of the Company and 50,000 restricted shares were granted to the president of GMM.  The remaining 84,500 restricted shares were granted to other officers and employees of the Company and GMM.  The restrictions on the 150,000 shares granted to the Chief Executive Officer of the Company will lapse on November 16, 2014.  The restrictions on the remaining 154,500 shares will lapse as to 20% of these shares on November 16, 2005 and as to 20% of these shares on November 16 of each of the four years thereafter, and will become fully vested on November 16, 2009.  Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant, or $14,631, will be charged to Shareholders’ Equity.  Amortization of this charge, which will be included in general and administrative expenses, will be $3,995, $2,716, $1,913, $1,398, and $1,010 in 2005, 2006, 2007, 2008 and 2009, respectively. Amortization subsequent to 2009 will be $3,599.

On February 4, 2005, one of the Company’s Suezmax vessels, the Genmar Kestrel, was involved in a collision with the Singapore-flag tanker which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs.  The incident resulted in the leakage of some oil to the sea.  Due to a combination of prompt clean up efforts, a light cargo onboard at the time of collision and favorable weather conditions, the Company believes that the incident resulted in minimal environmental damage and expects that substantially all of the liabilities associated with the incident will be covered by insurance.

ITEM 8. SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

(In thousands, except per share amounts)

	2004 Quarter Ended				2003 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Voyage revenues	$171,588	$140,229	$156,261	$233,213	$91,493	$126,248	$109,848	$126,867
Operating income	87,981	51,461	72,260	149,160	38,283	46,136	17,583	17,559
Net Income	78,274	41,685	54,622	140,528	34,379	35,735	7,049	7,355

Earnings (Loss) Per Common Share:

Basic	$2.12	$1.13	$1.47	$3.79	$0.93	$0.97	$0.19	$0.20
Diluted	$2.08	$1.10	$1.44	$3.70	$0.92	$0.96	$0.19	$0.20

Weighted Average Shares Outstanding:

Basic	36,991	37,032	37,051	37,121	36,965	36,965	36,965	36,974
Diluted	37,672	37,779	37,875	37,942	37,216	37,265	37,381	37,467

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent auditors regarding, the Company’s accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company’s periodic SEC filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. General Maritime Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of General Maritime Corporation;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of General Maritime Corporation’s management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of General Maritime Corporation’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that General Maritime Corporation maintained effective internal control over financial reporting as of December 31, 2004.

General Maritime Corporation’s independent registered public accounting firm has audited and issued their report on management’s assessment of General Maritime Corporation’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

General Maritime Corporation

New York, New York

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that General Maritime Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 14, 2005

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding General Maritime’s directors and executive officers is set forth in General Maritime’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004 (the “2005 Proxy Statement”) and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2005 Proxy Statement relating and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.generalmaritimecorp.com.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the New York Stock Exchange during 2004.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of General Maritime’s executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2005 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the beneficial ownership of shares of General Maritime’s common stock by certain persons is set forth in the 2005 Proxy Statement and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions of General Maritime is set forth in the 2005 Proxy Statement and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2005 Proxy Statement and is incorporated by reference herein.

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

2.16

Reorganization Agreement, dated as of September 9, 2002, between General Maritime Corporation and certain of its then existing subsidiaries relating to the reorganization of General Maritime Corporation and its various subsidiaries.(*)

3.1	Amended and Restated Articles of Incorporation of General Maritime Ship Holdings Ltd.(1)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, changing name from General Maritime Ship Holdings Ltd. to General Maritime Corporation.(1)

3.3	Amended and Restated By-Laws of General Maritime Ship Holdings Ltd.(1)

4.1	Form of Common Stock Certificate of General Maritime Corporation.(2)

4.2	Form of Registration Rights Agreement.(3)

4.3	Form of 10% Senior Global Notes Due 2013, issued pursuant to Rule 144A and Regulation S.(5)

4.4	Form of Indenture relating to 10% Senior Notes, due 2013.(5)

10.1	$300,000,000 Credit Agreement dated June 12, 2001 among General Maritime Corporation, Christiania Bank og KreditKasse ASA, New York Branch and various Lenders.(2)

10.2	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to $300,000,000 Credit Agreement.(1)

10.3	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $300,000,000 Credit Agreement.(1)

10.4	Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta Flag Vessel, related to $300,000,000 Credit Agreement.(1)

10.5	Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Norwegian Flag Vessel, related to $300,000,000 Credit Agreement.(1)

10.6	Form of Insurance Assignment, related to $300,000,000 Credit Agreement.(1)

10.7	Form of Earnings Assignment, related to $300,000,000 Credit Agreement.(1)

10.8	Form of Master Vessel and Collateral Trust Agreement, related to $300,000,000 Credit Agreement.(1)

10.9	Form of Subsidiaries Guaranty, related to $300,000,000 Credit Agreement.(1)

10.10	Form of Pledge and Security Agreement, related to $300,000,000 Credit Agreement.(1)

10.11	$165,000,000 Credit Agreement dated June 27, 2001 among General Maritime Corporation, Christiania Bank og KreditKasse ASA, New York Branch and various Lenders. (4)

10.12	Form of Insurance Assignment, related to $165,000,000 Credit Agreement.(4)

10.13	Form of Earnings Assignment, related to $165,000,000 Credit Agreement.(4)

10.14	Form of Subsidiaries Guaranty, related to $165,000,000 Credit Agreement.(4)

10.15	Form of Pledge and Security Agreement, related to $165,000,000 Credit Agreement.(4)

10.16	Form of Master Vessel and Collateral Trust Agreement, related to $165,000,000 Credit Agreement.(4)

10.17	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to $165,000,000 Credit Agreement.(4)

10.18	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to $165,000,000 Credit Agreement.(4)

10.19	Form of Deed of Covenants to accompany a First Preferred Statutory Mortgage on Malta Flag Vessel, related to $165,000,000 Credit Agreement.(4)

10.20	Escrow Agreement dated June 11, 2001 between General Maritime Ship Holdings Ltd., the Recipients and Partnerships listed therein and Mellon Investor Services LLC.(1)

10.21	$450,000,000 Credit Agreement dated March 11, 2003 among General Maritime Corporation, J.P. Morgan Plc, and Nordea Bank Finland, New York Branch and various Lenders.(5)

10.22	Form of Insurance Assignment, related to $450,000,000 Credit Agreement.(5)

10.23	Form of Earnings Assignment, related to $450,000,000 Credit Agreement.(5)

10.24

Credit Agreement, dated, July 1, 2004, among General Maritime Corporation, the Lenders party thereto from time to time and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent under the Security Documents.(6)

10.25

First Amendment to Credit Agreement, dated August 31, 2004, among General Maritime Corporation, the Lenders party from time to time to the Credit Agreement and Nordea Bank Finland PLC, New York Branch, as Sole Lead Arranger, Sole Bookrunner and Administrative Agent.(6)

10.26	Subsidiaries Guaranty, dated July 1, 2004, among the Guarantors set forth on the signature page thereto and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.(6)

10.27

Pledge and Security Agreement, dated July 1, 2004, among the Pledgors set forth on the signature page thereto and Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Pledgee and Deposit Account Bank.(6)

10.28	Cash Collateral Account Agreement, dated August 31, 2004, among General Maritime Corporation, as Assignor and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank and Collateral Agent.(6)

10.29	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to Credit Agreement, dated July 1, 2004.(6)

10.30	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to Credit Agreement, dated July 1, 2004.(6)

10.31	Form of First Preferred Ship Mortgage on Malta Flag Vessel, related to Credit Agreement, dated July 1, 2004.(6)

10.32	Management Rights Agreement dated June 11, 2001 between General Maritime Corporation and OCM Principal Opportunities Fund, L.P.(2)

10.33	Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and Peter C. Georgiopoulos.(2)

10.34	Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and John P. Tavlarios.(2)

10.35	Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and James C. Christodoulou.(2)

10.36	Employment Agreement dated June 12, 2001 between General Maritime Ship Holdings Ltd. and John C. Georgiopoulos.(2)

10.37	Form of General Maritime 2001 Stock Incentive Plan, as amended and restated, effective December 12, 2002.(7)

10.38	Form of Outside Director Stock Option Grant Certificate.(1)

10.39	Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and Peter C. Georgiopoulos.(1)

10.40	Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and John P. Tavlarios. (1)

10.41	Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and James C. Christodoulou.(1)

10.42	Incentive Stock Option Agreement dated June 12, 2001 between General Maritime Corporation and John C. Georgiopoulos.(1)

10.43	Form of Incentive Stock Option Grant Certificate.(2)

10.44	Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Corporation and Peter C. Georgiopoulos.(*)

10.45	Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Corporation and John P. Tavlarios.(*)

10.46	Incentive Stock Option Agreement dated November 26, 2002 between General Maritime Corporation and John C. Georgiopoulos.(*)

10.47	Incentive Stock Option Agreement dated November 26, 2002 between General Maritime Corporation and James C. Christodoulou.(*)

10.48	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and Peter C. Georgiopoulos.(*)

10.49	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John P. Tavlarios.(*)

10.50	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John C. Georgiopoulos.(*)

10.51	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John Mortsakis.(*)

10.52	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and Mary Pile.(*)

10.53	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John M. Ramistella.(*)

10.54	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and Steinar Ropeid.(*)

10.55	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and Brian Kerr.(*)

10.56	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Andrew M. L. Cazalet.(*)

10.57	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and William J. Crabtree.(*)

10.58	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Rex W. Harrington.(*)

10.59	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Peter S. Shaerf.(*)

10.60	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Corporation dated as of November 30, 2004. (*)

12.1	Computation of Ratio of Earnings to Fixed Charges.(*)

21.1	Subsidiaries of General Maritime Corporation.(*)

23.1	Consent of Independent Auditors.(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a) and 15(d) – 14(a) of the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a) and 15(d) – 14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

(*)	Filed herewith.
(1)	Incorporated by reference to Amendment No. 5 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.
(2)	Incorporated by reference to Amendment No. 4 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.
(3)	Incorporated by reference to Amendment No. 3 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.
(4)	Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(5)	Incorporated by reference to General Maritime’s Form S-4 filed with the Securities and Exchange Commission on June 20, 2003.
(6)	Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004.
(7)	Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MARITIME CORPORATION

By:	/s/ Peter C. Georgiopoulos
Name: Peter C. Georgiopoulos
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of  1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 16, 2005.

SIGNATURE		TITLE

/s/	Peter C. Georgiopoulos	CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND
	Peter C. Georgiopoulos	DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

/s/	Jeffrey D. Pribor	VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
	Jeffrey D. Pribor	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/	John P. Tavlarios	DIRECTOR
John P. Tavlarios

/s/	Andrew Cazalet	DIRECTOR
Andrew Cazalet

/s/	William J. Crabtree	DIRECTOR
William J. Crabtree

/s/	Rex W. Harrington	DIRECTOR
Rex W. Harrington

/s/	John O. Hatab	DIRECTOR
John O. Hatab

/s/	Stephen A. Kaplan	DIRECTOR
Stephen A. Kaplan

/s/	Peter S. Shaerf	DIRECTOR
Peter S. Shaerf