Form 10-Q
period 2005-03-31
GENERAL MARITIME CORP/
filed 2005-05-10
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the period from                  to

COMMISSION FILE NUMBER

001-16531

GENERAL MARITIME CORPORATION

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	06-159-7083
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

299 Park Avenue, 2nd Floor, New York, NY	10171
(Address of principal executive offices)	(Zip Code)

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

Common Stock, par value $0.01 per share 38,262,495 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2004

Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended March 31, 2005

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

Item 1.           Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 31, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$98,260	$46,921
Due from charterers, net	46,709	73,883
Prepaid expenses and other current assets	31,721	31,341
Total current assets	176,690	152,145
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $300,680 and $280,215, respectively	1,119,129	1,139,594
Vessel construction in progress	78,695	77,909
Other fixed assets, net	5,305	3,849
Deferred drydock costs, net	24,703	23,101
Deferred financing costs, net	11,956	11,860
Other assets	13,050	13,050
Goodwill	5,753	5,753
Total noncurrent assets	1,258,591	1,275,116
TOTAL ASSETS	$1,435,281	$1,427,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,230	$36,799
Accrued interest	1,060	7,321
Current portion of long-term debt	40,000	40,000
Total current liabilities	72,290	84,120
NONCURRENT LIABILITIES:
Deferred voyage revenue	845	5,558
Long-term debt	401,664	446,597
Derivative liability for cash flow hedge	215	560
Total noncurrent liabilities	402,724	452,715
TOTAL LIABILITIES	475,014	536,835
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 37,961,995 and 37,895,870 shares at March 31, 2005 and December 31, 2004, respectively	379	379
Paid-in capital	438,743	424,021
Restricted stock	(17,348)	(3,646)
Retained earnings	538,708	470,217
Accumulated other comprehensive loss	(215)	(545)
Total shareholders’ equity	960,267	890,426
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,435,281	$1,427,261

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2005	2004
VOYAGE REVENUES:
Voyage revenues	$161,642	$171,588
OPERATING EXPENSES:
Voyage expenses	28,286	24,883
Direct vessel expenses	20,747	26,513
General and administrative	11,273	6,510
Depreciation and amortization	24,960	25,701
Total operating expenses	85,266	83,607
OPERATING INCOME	76,376	87,981
OTHER EXPENSE:
Interest expense- net	(7,900)	(9,707)
Other income	15	—
Total other expense	(7,885)	(9,707)
Net income	$68,491	$78,274

Basic earnings per common share	$1.84	$2.12
Diluted earnings per common share	$1.80	$2.08

Weighted average shares outstanding:
Basic	37,216,028	36,990,607
Diluted	38,061,898	37,671,595

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance as of January 1, 2005	$379	$424,021	$(3,646)	$470,217	$(545)	$—	$890,426
Comprehensive income:
Net income				68,491		68,491	68,491
Unrealized derivative gains on cash flow hedge					330	330	330
Comprehensive income						$68,821
Exercise of stock options		91					91
Issuance of 304,500 shares of restricted stock		14,631	(14,631)
Restricted stock amortization			929				929
Balance at March 31, 2005 (unaudited)	$379	$438,743	$(17,348)	$538,708	$(215)		$960,267

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$68,491	$78,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,960	25,701
Amortization of discount on Senior Notes	67	61
Restricted stock compensation expense	929	355
Changes in assets and liabilities:
Decrease (increase) in due from charterers	27,174	(1,293)
Increase in prepaid expenses and other assets	(380)	(4,378)
Decrease in accounts payable and accrued expenses	(11,845)	(5,807)
Decrease in deferred voyage revenue	(4,713)	(1,104)
Deferred drydock costs incurred	(4,893)	(518)
Net cash provided by operating activities	99,790	91,291

CASH FLOWS USED BY INVESTING ACTIVITIES:
Proceeds from sale of vessel	—	10,372
Purchase of other fixed assets	(2,142)	(575)
Payments for vessel construction in progress	(786)	—
Deposits on vessels	—	(20,041)
Net cash used by investing activites	(2,928)	(10,244)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Principal payments on long - term debt	(10,000)	(26,336)
Net payments on revolving credit facilities	(35,000)	(22,000)
Increase in deferred financing costs	(614)	(185)
Proceeds from the exercise of stock options	91	33
Net cash used by financing activities	(45,523)	(48,488)

Net increase in cash	51,339	32,559
Cash, beginning of the year	46,921	38,905
Cash, end of period	$98,260	$71,464

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$14,161	$16,387

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

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts between two and ten weeks, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are typically paid by the owner of the vessel and specified voyage costs such as fuel, canal and port costs are typically paid by the owner of the vessel.

A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs are typically paid by the owner of the vessel and specified voyage costs such as fuel, canal and port charges are paid by the charterer.

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2004 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2004

BUSINESS GEOGRAPHICS — Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil products by geographical area.

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS.  Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At March 31, 2005 and December 31, 2004, the Company has a reserve of $2,304 and $2,320, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.   As of March 31, 2005 and December 31, 2004, the Company has a reserve of $2,036 and $2,386, respectively, against its due from charterers balance associated with estimated performance claims against the Company’s time charters.

VESSELS, NET - Effective January 1, 2004, the Company increased residual scrap value of its tankers from $0.125 per light weight ton to $0.175 per light weight ton, which the Company believes better approximates the historical average price of scrap steel.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress represents the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).  During the three month period ended March 31, 2005, the Company capitalized $760 of interest expense.

OTHER ASSETS —Other assets represents cash placed in escrow, in lieu of being used to repay a portion of the Company’s outstanding term loan as required by an amendment to the 2004 Credit Facility, relating to the sale during August and October 2004 of four single-hull Suezmax vessels.  See Note 4 for further discussion.

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

INTEREST RATE RISK MANAGEMENT-  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the three months ended March 31, 2005 and 2004 included pay-fixed swaps. As of March 31, 2005, the Company is party to pay-fixed interest rate swap agreements that expire in June 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the three months ended March 31, 2005 and 2004, the Company recognized a credit to Accumulated other comprehensive loss of $330 and $130, respectively.  The aggregate liability in connection with the Company’s cash flow hedges as of March 31, 2005 and December 31, 2004 was $215 and $560, respectively, and is presented as Derivative liability for cash flow hedge on the balance sheet.

STOCK BASED COMPENSATION-  The Company follows the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provides pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted.  Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted.  The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 53%, 47%, 63% and 54% for options granted during 2004, 2003, 2002 and 2001, respectively, risk free interest rate of 3.85%, 3.5%, 4.0% and 5.5% for options granted during 2004, 2003, 2002 and 2001, respectively, and no dividend yield for any options granted. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the 143,500 options to purchase common stock granted on November 26, 2002 is $3.42 per share.  The fair value of the 50,000, 12,500 and 29,000 options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 12, 2003 is $3.95 per share, $4.52 per share, and $6.61 per share, respectively.  The fair value of the 20,000 options to purchase common stock granted on May 20, 2004 is $11.22 per share.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share for the three months ended March 31, 2005 and 2004, would have been stated at the pro forma amounts indicated below:

	2005	2004
Net Income:
As reported	$68,491	$78,274
Stock based compensation expense using the fair value method	83	87
Pro forma	$68,408	$78,187

Earnings per share (as reported):
Basic	$1.84	$2.12
Diluted	$1.80	$2.08

Earings per share (pro forma):
Basic	$1.84	$2.11
Diluted	$1.80	$2.08

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

In December 2004, the FASB issued SFAS No. 123R that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. This Statement will be effective as of the beginning of the first fiscal year that begins after June 15, 2005.

Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.  The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

2.                                      EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.  For the three months ended March 31, 2005 and 2004, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2005 and 2004 are as follows:

	March 31,
	2005	2004

Basic earnings per share:
Weighted average common shares outstanding	37,216,028	36,990,607

Diluted earnings per share:
Weighted average common shares outstanding	37,216,028	36,990,607
Stock options	140,276	128,733
Restricted stock awards	705,594	552,255

	38,061,898	37,671,595

3.                                      ACQUISITIONS

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

The remaining installments on the four newbuilding Suezmax contracts to be paid by the Company aggregate $152,853 as of March 31, 2005 and are payable as follows: $6,514 in 2005, $71,310 in 2006, $42,444 in 2007 and $32,585 in 2008.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)

2004 Credit Facility:
Term Loan	$195,000	$205,000
Revolving Credit Facility	—	35,000
Senior Notes, net of discount	246,664	246,597
Total	441,664	486,597
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$401,664	$446,597

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

As of March 31, 2005, the Company had $195,000 outstanding on the term loan and nothing outstanding on the revolving loan.  The 2004 Credit Facility is secured by all of the ships in the Company’s 43 vessel fleet with a carrying value at March 31, 2005 of $1,119,129 and $13,050 cash held in escrow.

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

The terms and conditions of the 2004 Credit Facility require compliance with certain restrictive covenants, which the Company feels are consistent with loan facilities incurred by other shipping companies. Under this credit facility, the Company is required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  In addition, the 2004 Credit Facility, as amended, permits the Company to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. Such amount will be reduced to the extent that the aggregate amount permitted to be paid for dividends for all fiscal quarters since January 1, 2005 is a negative amount.  However, the Company would not be permitted to pay dividends if certain significant defaults as defined under the 2004 Credit Facility were to occur.

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

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.  The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of March 31, 2005, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $22,500 and $16,500, respectively.  The Company has determined that these interest rate swap agreements, which effectively hedged the Company’s First and Second Credit Facilities continues to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility.  During the three  months ended March 31, 2005, a $15 gain was recorded as Other income relating to the ineffective portion of these hedges.

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2005 and 2004 was $209 and $589, respectively.

The Company would have paid approximately $215 and $560 to settle all outstanding swap agreements based upon their aggregate fair values as of March 31, 2005 and December 31, 2004, respectively. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the senior notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and required the Company to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third facilities.  As of March 31, 2005, the discount on the Senior Notes is $3,336.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company).  These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation.  The parent company General Maritime Corporation has no independent assets or operations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

In addition, the provisions of the Senior Notes require that the proceeds from vessel sales, net of required debt payments made on senior indebtedness, be used to acquire additional assets within one year from the dates of sale.  If such assets are not acquired, any excess proceeds, after reduction of the indebtedness under the 2004 Credit Facility, are to be used to repurchase Senior Notes.  As of March 31, 2005, such excess net proceeds pertaining to the four vessels sold during August and October 2004 aggregate $35,938, which, if not used to acquire additional assets through August 2005, will be used to make an offer to repurchase Senior Notes at par.

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

As of March 31, 2005, the Company is in compliance with all of the financial covenants under its 2004 Credit Facility and its Senior Notes.

Based on borrowings as of March 31, 2005, aggregate maturities under the Senior Notes and the 2004 Credit Facility are as follows:

PERIOD ENDING DECEMBER 31,	2004 Credit Facility	Senior Notes	TOTAL
2005 (April 1, 2005- December 31, 2005)	$30,000	$—	$30,000
2006	40,000	—	40,000
2007	40,000	—	40,000
2008	40,000	—	40,000
2009	45,000		45,000
Thereafter	—	250,000	250,000

	$195,000	$250,000	$445,000

Interest rates during the three months ended March 31, 2005 ranged from 3.44% to 3.56% on the 2004 Credit Facility.

5.                                      RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

The Company rents office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company currently pays an occupancy fee on a month to month basis in the amount of $55. During the three months ended March 31, 2005 and 2004, the Company expensed $165 for occupancy fees. For the years ended December 31, 2004 and 2003, the Company’s occupancy fees were $660 in each year.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of March 31, 2005.

During the three months ended March 31, 2005 and 2004, the Company incurred legal services aggregating $11 and $0, respectively, to the father of Mr. Peter Georgiopoulos, of which $9 is outstanding as of March 31, 2005.

6.                                      STOCK OPTION PLAN

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

The following table summarizes stock option activity through March 31, 2005:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, December 31, 2001	860,000	$18.00	$8.50

Weighted	143,500	$6.06	$3.42
Average	—
Weighted	(590,000)	$18.00	$8.50
Outstanding, December 31, 2002	413,500	$13.86	$6.74

Granted	91,500	$10.35	$4.87
Exercised	(24,375)	$6.06	$3.42
Forfeited	(87,250)	$12.82	$4.66
Outstanding, December 31, 2003	393,375	$13.75	$6.97

Granted	20,000	$22.57	$11.22
Exercised	(186,850)	$15.15	$7.28
Forfeited	(13,500)	$16.86	$7.82
Outstanding, December 31, 2004	213,025	$13.68	$7.05

Granted	—
Exercised	(6,000)	$15.85	$7.45
Forfeited	(12,000)	$10.87	$5.21
Outstanding, March 31, 2005	195,025	$13.72	$7.15

The following table summarizes certain information about stock options outstanding as of March 31, 2005:

	Options Outstanding, March 31, 2005			Options Exercisable, March 31, 2005
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighed Average Exercise Price

$ 6.06	66,500	$6.06	7.7	—
$ 9.98 - $14.58	26,625	$13.07	8.5	1,875	$11.51
$ 18.00 - $22.57	101,900	$18.90	6.8	36,900	$18.00

	195,025	$13.72	7.3	38,775	$17.69

7.                                      LEGAL PROCEEDINGS

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

The Company is cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the vessel’s log books, which could possibly be a violation of U.S. law, during prior voyage(s) of the Genmar Ajax.  The Company received two additional subpoenas for supplemental information in connection with the investigation on or about March 31, 2005 and April 21, 2005.  Management does not believe that this matter will have a material effect on the Company.

8.                                      SUBSEQUENT EVENTS

On April 5, 2005, the Company entered into a new employment agreement with its Chief Executive Officer (CEO).  The Company’s agreement with the CEO is for a term from January 1, 2005 through December 31, 2009 and provides for automatic renewal for additional one year terms, unless he or the Company terminates the agreement on 90 days’ notice. The agreement provides for a base salary of $675 per annum as well as discretionary bonuses based upon actual performance as determined by the Board or an appropriate committee. The agreement also calls for certain payments to be made to the CEO based on prior compensation if he is dismissed without cause or resigns for good reason, or upon his death or disability.

 In connection with the CEO’s employment agreement, the Company granted to the CEO 350,000 shares of restricted common stock, with restrictions on all such shares to lapse on December 31, 2014.  Restrictions on the restricted stock will also lapse in full if the CEO is dismissed without cause or resigns for good reason, or upon a change of control of the Company and will lapse on a straight-line basis upon his death or disability.   The value of these restricted shares aggregate $17,042 and will amortize $1,294 in 2005 and approximately $1,750 in each year thereafter through 2014.

On April 22, 2005, the Company and its tanker operating subsidiary, General Maritime Management LLC (“GMM”) entered into new employment agreements with certain of their senior executive officers.  These employment agreements with the Chief Executive Officer (CEO) of GMM, the Chief Financial Officer (CFO) of the Company and the Chief Administrative Officer (CAO) of the Company are each for a term from January 1, 2005 through December 31, 2007 and provide for automatic renewal for additional one year terms, unless either party terminates the agreement on 120 days’ notice.  GMM entered into a new employment agreement with the CEO of GMM, and the Company entered into new employment agreements with the CFO of the Company and the CAO of the Company which provide for base salaries per annum of $525, $350 and $300, respectively, as well as discretionary bonuses based upon actual performance as determined by the Board of Directors of the Company or an appropriate committee.

On April 27, 2005, the Company announced that it would pay its first quarterly dividend of $1.77 per share on June 13, 2005 with a record date of May 26, 2005.  The aggregate amount of the dividend is expected to be $68,400, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: changes in demand or a material decline in rates in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including but not limited to: crew wages, insurance, provisions, repairs and maintenance; changes in general domestic and international political conditions; changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2004.  Our ability to pay dividends in any period will depend upon factors including the limitations under the indenture for our Senior Notes, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2005 and 2004. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of May 1, 2005 our fleet consisted of 43 wholly owned tankers comprised of 26 Aframax tankers and 17 Suezmax tankers, with a total cargo carrying capacity of 5.2 million deadweight tons. In addition, we have four newbuilding Suezmax tankers of which two are anticipated to be delivered during 2006, and one are anticipated to be delivered during each of 2007 and 2008.

A summary of our vessel acquisitions and dispositions during 2003, 2004 and 2005 is as follows:

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

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC, General Maritime Management (Portugal) Lda and General Maritime Management (Hellas) Ltd., we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services.  The Company uses a third party to assist in managing the hiring, compensation and management of certain officers and ratings aboard the vessels.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended March 31,
INCOME STATEMENT DATA	2005	2004
(Dollars in thousands, except share data)
Voyage revenues	$161,642	$171,588
Voyage expenses	28,286	24,883
Direct vessel expenses	20,747	26,513
General and administrative expenses	11,273	6,510
Depreciation and amortization	24,960	25,701
Operating income	76,376	87,981
Net interest expense	7,900	9,707
Other income	15	—
Net income	$68,491	$78,274
Basic earnings per share	$1.84	$2.12
Diluted earnings per share	$1.80	$2.08
Weighted average shares outstanding, thousands	37,216	36,991
Diluted average shares outstanding, thousands	38,062	37,672

BALANCE SHEET DATA, at end of period	March 31, 2005	December 31, 2004
(Dollars in thousands)
Cash	$98,260	$46,921
Current assets, including cash	176,690	152,145
Total assets	1,435,281	1,427,261
Current liabilities, including current portion of long-term debt	72,290	84,120
Current portion of long-term debt	40,000	40,000
Total long-term debt, including current portion	441,664	486,597
Shareholders’ equity	960,267	890,426

	Three months ended March 31,
OTHER FINANCIAL DATA	2005	2004
(dollars in thousands)
EBITDA (1)	$101,351	$113,682
Net cash provided by operating activities	99,790	91,291
Net cash provided (used) by investing activities	(2,928)	(10,244)
Net cash provided (used) by financing activities	(45,523)	(48,488)
Capital expenditures
Vessel sales (purchases), including deposits, Net	(786)	(9,669)
Drydocking or capitalized survey or improvement costs	(4,893)	(518)
Weighted average long-term debt	457,881	627,993
FLEET DATA
Total number of vessels at end of period	43	42
Average number of vessels (2)	43.0	42.4
Total voyage days for fleet (3)	3,572	3,777
Total time charter days for fleet	987	1,233
Total spot market days for fleet	2,585	2,544
Total calendar days for fleet (4)	3,870	3,855
Fleet utilization (5)	92.3%	98.0%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$37,334	$38,847
Direct vessel operating expenses per vessel (7)	5,360	6,878
General and administrative expense per vessel (8)	2,907	1,689
Total vessel operating expenses (9)	8,267	8,567
EBITDA	26,189	29,489

	Three months ended March 31,
	2005	2004
EBITDA Reconciliation
Net Income	$68,491	$78,274
+ Net interest expense	7,900	9,707
+ Depreciation and Amortization	24,960	25,701
EBITDA	101,351	113,682

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months ended March 31, 2005 and 2004 is set forth in the table below.

Income statement margin analysis

(% of net voyage revenues)

	Three months ended March 31,
	2005	2004
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.00%
Direct vessel expenses	15.6%	18.1%
General and administrative expenses	8.4%	4.4%
Depreciation and amortization	18.7%	17.5%
Operating income	57.3%	60.0%
Net interest expense	5.9%	6.6%
Other income	0.0%	0.0%
Net income	51.4%	53.4%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended March 31,
INCOME STATEMENT DATA	2005	2004
(Dollars in thousands, except share data)
Voyage revenues	$161,642	$171,588
Voyage expenses	(28,286)	(24,883)
Net voyage revenues	133,356	146,705

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

VOYAGE REVENUES-Voyage revenues decreased by $10.0 million, or 5.8%, to $161.6 million for the three months ended March 31, 2005 compared to $171.6 million for the prior year period. This decrease is primarily due to a 5.4% reduction in vessel operating days to 3,572 days for the three months ended March 31, 2005 from 3,777 days for the prior year period.  This decrease in operating days is a result of a heavy drydocking schedule during the 2005 period.  During the three months ended March 31, 2005,  the average size of our fleet increased by 1.4% to 43.0 tankers (26.0 Aframax, 17.0 Suezmax) during 2005 compared to 42.4 tankers (23.4 Aframax, 19.0 Suezmax) during the prior year period.

VOYAGE EXPENSES-Voyage expenses increased $3.4 million, or 13.7%, to $28.3 million for the three months ended March 31, 2005 compared to $24.9 million for the prior year period.  Fuel and port costs were higher during the three months ended March 31, 2005 as compared to the prior year period.   In addition, substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for such voyage expenses as fuel and port costs.  During the three months ended March 31, 2005, the number of days our vessels operated under spot charters increased by 1.6% to 2,585 days (1,194 days Aframax, 1,391 days Suezmax) from 2,544 days (961 days Aframax, 1,583 days Suezmax) during the prior year period.  In addition, the number of days our vessels operated in the spot market during the three months ended March 31, 2005 consists of a higher portion of days attributable to Suezmax vessels compared to the prior year period.  Suezmax vessels consume more fuel and have higher port costs, which are the two primary components of voyage expenses, than Aframax vessels.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $13.4 million, or 9.1%, to $133.3 million for the three months ended March 31, 2005 compared to $146.7 million for the prior year period. This decrease is the result of the overall weaker spot market during the three months ended March 31, 2005 compared to the prior year period, as well as a 5.4% reduction in vessel operating days during the 2005 period compared to the 2004 period.  Our average TCE rates decreased 3.9% to $37,334 during the three months ended March 31, 2005 compared to $38,847 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended March 31,		Increase
	2005	2004	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$21,335	$24,315	$(2,980)	-12.3%
Suezmax	—	2,062	(2,062)	-100.0%
Total	21,335	26,377	(5,042)	-19.1%

Spot charter:
Aframax	42,543	37,782	4,761	12.6%
Suezmax	69,478	82,546	(13,068)	-15.8%
Total	112,021	120,328	(8,307)	-6.9%

TOTAL NET VOYAGE REVENUE	$133,356	$146,705	$(13,349)	-9.1%

Vessel operating days:
Time charter:
Aframax	987	1,131	(144)	-12.7%
Suezmax	—	102	(102)	-100.0%
Total	987	1,233	(246)	-20.0%

Spot charter:
Aframax	1,194	961	233	24.2%
Suezmax	1,391	1,583	(192)	-12.1%
Total	2,585	2,544	41	1.6%
TOTAL VESSEL OPERATING DAYS	3,572	3,777	(205)	-5.4%
AVERAGE NUMBER OF VESSELS	43.0	42.4	0.6	1.4%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$21,616	$21,492	$124	0.6%
Suezmax	n/m	$20,257	n/m	n/m
Combined	$21,616	$21,390	$226	1.1%

Spot charter:
Aframax	$35,631	$39,330	$(3,699)	-9.4%
Suezmax	$49,949	$52,155	$(2,206)	-4.2%
Combined	$43,335	$47,310	$(3,975)	-8.4%
TOTAL TCE	$37,334	$38,847	$(1,513)	-3.9%

We are constantly evaluating opportunities to increase the number of our tankers deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. The following table summarizes the portion of our fleet on time charter as of March 31, 2005:

Vessel	Vessel Type	Expiration Date	Average Daily Rate (1)
Genmar Pericles	Aframax	October 3, 2005	$19,500
Genmar Trust	Aframax	October 15, 2005	$19,500
Genmar Spirit	Aframax	November 5, 2005	$19,500
Genmar Hector	Aframax	October 31, 2005	$19,500
Genmar Challenger	Aframax	December 6, 2005	$19,500
Genmar Trader	Aframax	December 16, 2005	$19,500
Genmar Champ	Aframax	January 10, 2006	$19,500
Genmar Star	Aframax	January 25, 2006	$19,500
Genmar Endurance	Aframax	February 13, 2006	$19,500
Genmar Princess(2)	Aframax	May 9, 2005	$24,700
Genmar Constantine	Aframax	July 9, 2005	$28,000

(1) Net of brokers’ commissions.

(2) Vessel scheduled to go on charter from May 10, 2005 - May 10, 2006, net of broker commissions of $33,150.

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $5.8 million, or 21.7%, to $20.7 million for the three months ended March 31, 2005 compared to $26.5 million for the prior year period. This decrease can be attributed to a decrease in crewing costs and maintenance and repairs during the three months ended March 31, 2005 as compared to the 2004 period as well as the timing of certain purchases, maintenance and repair costs.  In addition, the 2005 period is affected by cost control initiatives we began in 2004.  The 2004 period also includes four Suezmax vessels sold between August and October 2005 which had higher historic operating costs than the other vessels in our fleet.  These decreases come in spite of a 1.4% increase in the average size of our fleet to 43.0 tankers (26.0 Aframax, 17.0 Suezmax) during 2005 compared to 42.4 tankers (23.4 Aframax, 19.0 Suezmax) during the prior year period.  On a daily basis, direct vessel expenses per tanker decreased by  $1,518, or 22.1%, to $5,360 ($5,224 Aframax, $5,569 Suezmax) for the three months ended March 31, 2005 compared to $6,878 ($6,338 Aframax, $7,540 Suezmax) for the prior year period. This decrease is attributable to a decrease in crewing costs and maintenance and repair costs during the three months ended March 31, 2005 as compared to the 2004 period as well as our cost control initiatives and the timing of certain purchases, maintenance and repair costs.  In addition, results from the three months ended March 31, 2004 include four Suezmax vessels that were sold between August 2004 and October 2004 which had higher daily historic operating costs than the other vessels in our fleet.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $4.8 million, or 73.2%, to $11.3 million for the three months ended March 31, 2005 compared to $6.5 million for the prior year period. This increase is comprised primarily of the following:

(a) a $1.2 million increase in restricted stock amortization and bonus accruals for the three months ended March 31, 2005, which included amortization of restricted stock grants made in February 2005, compared to the 2004 period,

(b) a $1.2 million increase in professional fees during the three months ended March 31, 2005 compared to the 2004 period associated with moving our corporate headquarters to a new location in New York City,  as well as professional fees associated with Sarbanes-Oxley 404 compliance and senior executive employment agreements,

(c) a $1.0 million increase in the costs of operating our foreign subsidiaries in Greece, Portugal and the United Kingdom during the three months ended March 31, 2005 compared to the 2004 period, which is primarily attributable to our office in Portugal which we did not acquire until April 2004,

 (d) a $1.0 million increase in the lease payments and operating expenses associated with our lease of an aircraft during the three months ended March 31, 2005 compared to the 2004 period reflecting a full quarter’s usage of the aircraft which we began leasing in February 2004, and

 (e) a $0.4 million increase in occupancy costs during the three months ended March 31, 2005 compared to the 2004 period attributable to rent paid on both our former New York City office which we occupied until April 2005 and our new corporate headquarters for which our lease began in December 2004.

Daily general and administrative expenses per tanker increased $1,218, or 72.1%, to $2,907 for the three months ended March 31, 2005 compared to $1,689 for the prior year period.

In addition, we anticipate that, based on restricted stock grants made in February 2005 and April 2005, for the year ended December 31, 2005, noncash compensation expense relating to the amortization of restricted stock awards will be approximately $6.4 million.  Restricted stock amortization for the year ended December 31, 2004 was $1.7 million.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which includes depreciation of tankers as well as amortization of drydocking, special survey costs and loan fees, decreased by $0.7 million, or 2.9%, to $25.0  million for the three months ended March 31, 2005 compared to $25.7 million for the prior year period. This decrease is primarily due to the sale of four Suezmax vessels between August 2004 and September 2004, which contributed $4.2 million to depreciation and amortization for the three months ended March 31, 2004.  This decrease is partially offset by $2.4 million of depreciation and amortization during the three months ended March 31, 2005 associated with five vessels acquired during the second quarter of 2004.

Amortization of drydocking and other repair costs decreased by $0.6 million, or 15.3%, to $3.3 million for the three months ended March 31, 2005 compared to $3.9 million for the prior year period. This decrease is primarily attributable to the sale of four vessels between August 2004 and October 2004 for which drydock amortization for the three months ended March 31, 2004 was $1.8 million.  This decrease is offset by amortization recorded in 2005 of the $17.1 million of capitalized expenditures relating to our tankers for the year ended December 31, 2004.  We anticipate that the amortization associated with drydocking our vessels will increase in the future, as vessels we acquired during 2001, 2003 and 2004 are drydocked for the first time.

Amortization of deferred financing costs decreased by $0.5 million, or 48.0%, to $0.5 million for the three months ended March 31, 2005 compared to $1.0 million for the prior year period. This decrease is the result of amortization during 2005 associated with deferred financing costs paid on the 2004 Credit Facility which was lower than the amortization on the deferred loan costs associated with the three credit facilities which were refinanced.  At the time of the refinancing, the unamortized deferred financing costs associated with the three refinanced credit facilities were written off.

NET INTEREST EXPENSE-Net interest expense decreased by $1.8 million, or 18.6%, to $7.9 million for the three months ended March 31, 2005 compared to $9.7 million for the prior year period.  $0.8 million of this decrease is attributable to interest capitalized on construction in progress on four Suezmax newbuilding contracts.  The remainder of the decrease is attributable to a decrease in our weighted-average long-term debt to $457.9 million during the three months ended March 31, 2005 compared to $628.0 million for the prior year period.

NET INCOME-Net income was $68.5 million for the three months ended March 31, 2005 compared to net income of $78.3 million for the prior year period.

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

Dividend Policy

On January 26, 2005 we announced that our Board of Directors has initiated a cash dividend policy. Under the policy, we plan to declare quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after interest expense and reserves, as established by the Board of Directors.  These reserves, which the Board of Directors expects to review on at least an annual basis, will take into account normal maintenance and drydocking of existing vessels as well as capital expenditures for vessel acquisitions to ensure the indefinite renewal of our fleet.  Our Board of Directors has determined that the maintenance and renewal capital expenditure reserve will be $100 million in 2005.  Our Board of Directors expects to review these reserves from time to time and at least annually, taking into account the remaining useful life and asset value of the fleet, among other factors.

On April 27, 2005, we announced that we will be paying our first quarterly dividend of $1.77 per share on June 13, 2005 with a record date of May 26, 2005.  The aggregate amount of the dividend is expected to be $68.4 million, which we anticipate will be funded from cash on hand at the time payment is to be made.

The indenture of our Senior Notes generally allows us to pay dividends and other “restricted payments” up to an amount equal to 50% of the cumulative net income earned since the first quarter of 2003 plus an additional $25 million.  The 2004 Credit Facility was amended to permit us to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by our Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. Such amount will be reduced to the extent that the aggregate amount permitted to be paid for dividends for all fiscal quarters since January 1, 2005 is a negative amount.   Any dividends paid will also be subject to the 2004 Credit Facility, as amended, and applicable provisions of Marshall Islands law.

Debt Financings

2004 Credit Facility

On July 1, 2004, we closed on an $825 million senior secured bank financing facility, or the 2004 Credit Facility, consisting of a term loan of $225 million and a revolving loan of $600 million.  The term loan has a five year maturity at a rate of LIBOR plus 1.0% and amortizes on a quarterly basis with 19 payments of $10 million and one payment of $35 million.  The revolving loan component, which does not amortize, has a five year maturity at a rate of LIBOR plus 1.0% on the used portion and a 0.5% commitment fee on the unused portion.  As of March 31, 2005, the 2004 Credit Facility is secured by all of the ships in the Company’s 43 vessel fleet.

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

The terms and conditions of the 2004 Credit Facility require compliance with certain restrictive covenants, which we feel are consistent with loan facilities incurred by other shipping companies. Under this credit facility, we are required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  In addition, the 2004 Credit Facility permits us to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by our Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. Such amount will be reduced to the extent that the aggregate amount permitted to be paid for dividends for all fiscal quarters since January 1, 2005 is a negative amount.  However, we would not be permitted to pay dividends if certain significant defaults as defined under the 2004 Credit Facility were to occur.

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

On March 11, 2003 in connection with the Metrostar acquisition, we entered into commitments for $450 million in credit facilities.  These credit facilities were comprised of a first priority $350 million amortizing term loan, which we refer to as the Third Credit Facility, and a second priority $100 million non-amortizing term loan, which we refer to as the second priority term loan.  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275 million and the second priority term loan was eliminated.  The Third Credit Facility was to mature on March 10, 2008 and bore interest at LIBOR plus 1.625%.

Interest Rate Swap Agreements

In August and October 2001, we entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% of our outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedged the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of March 31, 2005, the outstanding notional principal amounts on the swap agreements entered into during August 2001 and October 2001 are $22.5 million and $16.5 million, respectively.  We have determined that these interest rate swap agreements, which effectively hedged our First and Second Credit Facilities continue to effectively hedge our 2004 Credit Facility.

Senior Notes

On March 20, 2003, we issued $250 million of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the Senior Notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246.2 million.  The Senior Notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends.  As of March 31, 2005, the discount on the Senior Notes is $3.3 million.  This discount is being amortized as interest expense over the term of the senior notes using the effective interest method.  The Senior Notes are guaranteed by all of our present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by us).  These guarantees are full and unconditional and joint and several with us, General Maritime Corporation, the parent company.  We, as the parent company, have no independent assets or operations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

In addition, the provisions of the Senior Notes require that the proceeds from vessel sales, net of required debt payments made on senior indebtedness, be used to acquire additional assets within one year from the dates of sale.  If such assets are not acquired, any excess proceeds, after reduction of the indebtedness under the 2004 Credit Facility, are to be used to repurchase Senior Notes.  As of March 31, 2005, such excess net proceeds pertaining to the four vessels sold during August and October 2004 aggregate $35.9 million, which, if not used to acquire additional assets through August 2005, will be used to make an offer to repurchase Senior Notes at par.

In accordance with the terms of our Senior Notes, we cannot make cumulative “restricted payments” in excess of the sum of (1) 50% of net income earned subsequent to December 31, 2002, (2) cash proceeds from common stock issued subsequent to December 31, 2002 and (3) $25 million.  “Restricted payments” principally include dividends, purchases of our own common stock, and repayments of debt subordinate to the senior notes prior to their maturity.

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

As of March 31, 2005, we are in compliance with all of the financial covenants under our 2004 Credit Facility and our Senior Notes.

The total outstanding amounts as of March 31, 2005 associated with our 2004 Credit Facility and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)
AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
2004 Credit Facility	$195,000	June 2009
Senior Notes	250,000	March 2013

Cash and Working Capital

Cash increased to $98.3 million as of March 31, 2005 compared to $46.9 million as of December 31, 2004.  Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $104.4 million as of March 31, 2005 compared to $68.0 million as of December 31, 2004. The current portion of long-term debt included in our current liabilities was $40.0 million as of both March 31, 2005 and December 31, 2004.

Cash Flows from Operating Activities

Net cash provided by operating activities increased 9.3% to $99.8 million for the three months ended March 31, 2005, compared to $91.3 million for the prior year period. This increase is primarily attributable to a $27.2 million decrease in amounts due from charterers during the three months ended March 31, 2005 offset by a decrease in net income of $9.8 million to $68.5 million for the three months ended March 31, 2005 compared to $78.3 million for the prior year period.

Cash Flows from Investing Activities

Net cash used by investing activities was $2.9 million for the three months ended March 31, 2005 compared to $10.2 million for the prior year period.  During the three months ended  March 31, 2005, we paid $2.1 million for fixed assets (primarily for furnishings of our new office in New York City) and $0.8 million for construction in progress on our newbuildings (most of which related to capitalized interest).  During the three months ended March 31, 2004, we made $20.0 million of deposits on vessels and received $10.4 million from the sale of a vessel.

Cash Flows from Financing Activities

Net cash used by financing activities was $45.5 million for the three months ended March 31, 2005 compared to $48.5 million for the prior year period.  During the three months ended March 31, 2005, we paid a $10.0 million principal payment on the term loan portion of our 2004 Credit Facility and $35.0 million of payments under the revolver portion of our 2004 Credit Facility.  During the three months ended March 31, 2004, we paid $26.3 million of principal payments under the term portions of our First, Second and Third Credit Facilities and $22.0 million of payments under the revolver portions of our First and Second Credit Facilities.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to tanker acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our tankers as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that tankers which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that tankers are to be drydocked every five years, while tankers 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys.  During 2005, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on approximately 18 tankers and that the expenditures to perform these drydocks will aggregate approximately $30 million.  During the three months ended March 31, 2005, we paid $4.9 million of drydock costs.  The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

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

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

	Total	2005*	2006	2007	2008	2009	Thereafter
Debt payments	$445.0	$30.0	$40.0	$40.0	$40.0	$45.0	$250.0
Newbuilding installments	152.8	6.5	71.3	42.4	32.6	0.0	0.0
Aircraft lease	5.7	1.1	1.5	1.5	1.5	0.1	0.0
New York office lease	21.3	0.3	1.3	1.3	1.3	1.3	15.8
Total commitments	$624.8	$37.9	$114.1	$85.2	$75.4	$46.4	$265.8

* Denotes the nine month period from April 1, 2005 to December 31, 2005.

Other Derivative Financial Instruments

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  The FFAs being considered by the company are future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these FFAs would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFA contracts as of March 31, 2005.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past four years ended March 31, 2005. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2005, we provided a reserve of approximately 12% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At March 31, 2005, we had $195.0 million of floating rate debt with a margin over LIBOR of 1.0% compared to $240.0 million as of December 31, 2004.  We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of March 31, 2005 and December 31, 2004, we were party to interest rate swap agreements having aggregate notional amounts of $39.0 million and $45.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of March 31, 2005 the fair value of these swaps was a net liability to us of $0.2 million. A one percent increase in LIBOR would increase interest expense on the portion of our $156.0 million outstanding floating rate indebtedness that is not hedged by approximately $1.6 million per year from March 31, 2005.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the three months ended March 31, 2005,  approximately 17% of the Company’s direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.4 million for the three months ended March 31, 2005.

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

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we reported that we are cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the vessel’s log books, which could possibly be a violation of U.S. law, during prior voyage(s) of the Genmar Ajax.  We received two additional subpoenas for supplemental information in connection with the investigation on or about March 31, 2005 and April 21, 2005.  We do not believe that this matter will have a material effect on the Company.

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs.  The incident resulted in the leakage of some oil to the sea.  Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, we believe that the incident resulted in minimal environmental damage and expect that substantially all of the liabilities associated with the incident will be covered by insurance.  Repairs were completed on the Genmar Kestrel on April 29, 2005, and the vessel resumed operations.

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

ITEM 6.     EXHIBITS

(a)                                  Exhibits:

Exhibit	Description (1)

10.1	Form of Restricted Stock Grant Agreement, dated February 9, 2005.

10.2	Form of Non-Employee Director Option Grant Agreement, dated May 20, 2004.

10.3	Restricted Stock Grant Agreement dated February 9, 2005, between General Maritime Corporation and Peter C. Georgiopoulos.

10.4	Restricted Stock Grant Agreement dated February 9, 2005, between General Maritime Corporation and John P. Tavlarios.

10.5	Restricted Stock Grant Agreement dated February 9, 2005, between General Maritime Corporation and Jeffrey D. Pribor.

10.6	Restricted Stock Grant Agreement dated February 9, 2005, between General Maritime Corporation and John C. Georgiopoulos.

10.7	Restricted Stock Grant Agreement dated February 9, 2005, between General Maritime Corporation and Milton Gonzales.

10.8	Restricted Stock Grant Agreement dated February 9, 2005, between General Maritime Corporation and John M. Ramistella.

10.9	Incentive Stock Option Grant Certificate dated June 11, 2001, between General Maritime Corporation and John M. Ramistella.

10.10	Incentive Stock Option Grant Certificate dated November 28, 2002, between General Maritime Corporation and John M. Ramistella.

10.11	Second Amendment to the Credit Agreement, dated March 25, 2005. (2)

10.12	Employment Agreement dated April 5, 2005, between General Maritime Corporation and Peter C. Georgiopoulos. (3)

10.13	Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Corporation and Peter C. Georgiopoulos. (3)

10.14	Employment Agreement dated April 22, 2005 between General Maritime Management LLC and John P. Tavlarios. (4)

10.15	Employment Agreement dated April 22, 2005 between General Maritime Management LLC and Jeffrey D. Pribor. (4)

10.16	Employment Agreement dated April 22, 2005 between General Maritime Management LLC and John C. Georgiopoulos. (4)

10.17	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)          Unless otherwise noted, each exhibit is filed herewith.

(2)          Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005.

(3)          Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005.

(4)          Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 10, 2005	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos

Chairman, Chief Executive Officer, and President