Form 10-Q
period 2005-06-30
GENERAL MARITIME CORP/
filed 2005-08-09
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Yes ☒   No ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 6, 2005:

Common Stock, par value $0.01 per share 38,659,370 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2005 and 2004

Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2005

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

Item 1.           Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	JUNE 30, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$74,165	$46,921
Due from charterers, net	42,140	73,883
Prepaid expenses and other current assets	39,368	31,341
Total current assets	155,673	152,145

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $321,375 and $280,215, respectively	1,098,434	1,139,594
Vessel construction in progress	81,784	77,909
Other fixed assets, net	6,386	3,849
Deferred drydock costs, net	36,696	23,101
Deferred financing costs, net	11,477	11,860
Other assets	13,050	13,050
Goodwill	5,753	5,753
Total noncurrent assets	1,253,580	1,275,116
TOTAL ASSETS	$1,409,253	$1,427,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$41,641	$36,799
Accrued interest	7,302	7,321
Current portion of long-term debt	40,000	40,000
Total current liabilities	88,943	84,120
NONCURRENT LIABILITIES:
Deferred voyage revenue	1,835	5,558
Long-term debt	391,734	446,597
Derivative liability for cash flow hedge	130	560
Total noncurrent liabilities	393,699	452,715
TOTAL LIABILITIES	482,642	536,835
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 38,659,370 and 37,895,870 shares at June 30, 2005 and December 31, 2004, respectively	387	379
Paid-in capital	456,550	424,021
Restricted stock	(32,549)	(3,646)
Retained earnings	502,353	470,217
Accumulated other comprehensive loss	(130)	(545)
Total shareholders’ equity	926,611	890,426
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,409,253	$1,427,261

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
VOYAGE REVENUES:
Voyage revenues	$135,475	$140,229	$297,117	$311,817
OPERATING EXPENSES:
Voyage expenses	35,345	30,935	63,631	55,818
Direct vessel expenses	23,583	23,516	44,330	50,029
General and administrative	11,408	7,817	22,681	14,327
Depreciation and amortization	25,469	26,500	50,429	52,201
Total operating expenses	95,805	88,768	181,071	172,375
OPERATING INCOME	39,670	51,461	116,046	139,442
OTHER EXPENSE:
Interest expense, net	(7,517)	(9,776)	(15,417)	(19,483)
Other expense	(92)	—	(77)	—
Net other expense	(7,609)	(9,776)	(15,494)	(19,483)
Net income	$32,061	$41,685	$100,552	$119,959

Basic earnings per common share	$0.86	$1.13	$2.70	$3.24
Diluted earnings per common share	$0.84	$1.10	$2.64	$3.18

Weighted average shares outstanding:
Basic	37,237,482	37,031,612	37,226,815	37,011,090
Diluted	38,074,247	37,778,665	38,066,889	37,731,240

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance as of January 1, 2005	$379	$424,021	$(3,646)	$470,217	$(545)	$—	$890,426
Comprehensive income:
Net income				100,552		100,552	100,552
Unrealized derivative gains on cash flow hedge					415	415	415
Comprehensive income						$100,967
Cash dividend paid				(68,416)			(68,416)
Exercise of stock options	1	850					851
Issuance of 655,300 shares of restricted stock	7	31,679	(31,686)				—
Restricted stock amortization			2,783				2,783
Balance at June 30, 2005 (unaudited)	$387	$456,550	$(32,549)	$502,353	$(130)		$926,611

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$100,552	$119,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,429	52,201
Restricted stock compensation expense	2,783	709
Amortization of discount on senior notes	137	124
Changes in operating assets and liabilities:
Decrease (increase) in due from charterers	31,743	(709)
Increase in prepaid expenses and other assets	(8,027)	(7,005)
Increase in accounts payable and accrued expenses	4,808	5,285
Decrease in deferred voyage revenue	(3,723)	(819)
Deferred drydock costs incurred	(20,747)	(2,424)
Net cash provided by operating activities	157,955	167,321

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessels and newbuilding contracts	—	(202,775)
Payments for vessel construction in progress	(3,875)	—
Proceeds from sale of vessel	—	10,388
Acquisition of business net of cash received	—	(169)
Purchase of other fixed assets	(3,580)	(1,239)
Net cash used by investing activites	(7,455)	(193,795)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
Principal payments on long - term debt	(20,000)	(39,022)
Increase in deferred financing costs	(691)	(233)
Net (payments) borrowings on revolving credit facilities	(35,000)	78,000
Cash dividend paid	(68,416)	—
Proceeds from exercise of stock options	851	1,018
Net cash (used) provided by financing activities	(123,256)	39,763

Net increase in cash	27,244	13,289
Cash, beginning of period	46,921	38,905
Cash, end of period	$74,165	$52,194

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$15,436	$19,709

Restricted stock granted to employees (net of forfeitures)	$31,686	$—

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — General Maritime Corporation (the “Company”) through its subsidiaries is a provider of international transportation services of seaborne crude oil. The Company’s fleet is comprised of both Aframax and Suezmax vessels. Most of the Company’s vessels are currently operating in the Atlantic basin, which consists primarily of ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil.

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

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS.  Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At June 30, 2005 and December 31, 2004, the Company has a reserve of $2,023 and $2,320, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.   As of June 30, 2005 and December 31, 2004, the Company has a reserve of $2,713 and $2,386, respectively, against its due from charterers balance associated with estimated performance claims against the Company’s time charters.

VESSELS, NET - Effective January 1, 2004, the Company increased residual scrap value of its vessels from $0.125 per light weight ton to $0.175 per light weight ton, which the Company believes better approximates the historical average price of scrap steel.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress represents the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).  During the six month period ended June 30, 2005, the Company capitalized $1,644 of interest expense.

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

INTEREST RATE RISK MANAGEMENT-  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the six months ended June 30, 2005 and 2004 included pay-fixed swaps. As of June 30, 2005, the Company is party to pay-fixed interest rate swap agreements that expire in June 2006 which effectively convert floating rate obligations to fixed rate instruments.  During the six months ended June 30, 2005 and 2004, the Company recognized a credit to Accumulated other comprehensive loss of $415 and $1,275, respectively.  The aggregate liability in connection with the Company’s cash flow hedges as of June 30, 2005 and December 31, 2004 was $130 and $560, respectively, and is presented as Derivative liability for cash flow hedge on the balance sheet.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share for the three months and six months ended June 30, 2005 and 2004, would have been stated at the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$32,061	$41,685	$100,552	$119,959
Stock based compensation expense using the fair value method	81	88	164	175
Pro forma	$31,980	$41,597	$100,388	$119,784

Earnings per share (as reported):
Basic	$0.86	$1.13	$2.70	$3.24
Diluted	$0.84	$1.10	$2.64	$3.18

Earnings per share (pro forma):
Basic	$0.86	$1.12	$2.70	$3.24
Diluted	$0.84	$1.10	$2.64	$3.17

RECENT ACCOUNTING PRONOUNCEMENTS.  In December 2004, the FASB issued SFAS No. 123R that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. This Statement will be effective as of the beginning of the first fiscal year that begins after June 15, 2005.

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

2.                                      EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.  For the three and six months ended June 30, 2005 and 2004, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Basic earnings per share:
Weighted average common shares outstanding	37,237,482	37,031,612	37,226,815	37,011,090

Diluted earnings per share:
Weighted average common shares outstanding	37,237,482	37,031,612	37,226,815	37,011,090
Stock options	109,357	149,026	109,711	135,469
Restricted stock awards	727,408	598,027	730,363	584,681
	38,074,247	37,778,665	38,066,889	37,731,240

3.                                      ACQUISITIONS

In March 2004, the Company agreed to acquire three Aframax vessels, two Suezmax vessels, four newbuilding Suezmax contracts and a technical management company from an unaffiliated entity for cash.  The three Aframax vessels, two Suezmax vessels and the technical management company were acquired between April and June 2004. The four newbuilding Suezmax contracts were acquired in July 2004.  The purchase price of these assets was approximately $248,100, which were financed through cash on hand and borrowings under the Company’s then existing revolving credit facilities. This $248,100 purchase price was allocated as follows:  $180,599 for the five vessels, $67,242 for the four newbuilding Suezmax contracts and $266 for the technical management company the net assets of which are comprised of $107 of cash, other current assets of $738, noncurrent assets of $82 and current liabilities of $661.  Also during July 2004, $8,777 was paid to the shipyard as an installment on the construction price of the four newbuilding contracts.

The remaining installments on the four newbuilding Suezmax contracts to be paid by the Company aggregate $150,682 as of June 30, 2005 and are payable as follows: $4,343 in 2005, $71,310 in 2006, $42,444 in 2007 and $32,585 in 2008.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2005	December 31,
	(Unaudited)	2004

2004 Credit Facility:
Term Loan	$185,000	$205,000
Revolving Credit Facility	—	35,000
Senior Notes, net of discount	246,734	246,597
Total	$431,734	$486,597
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$391,734	$446,597

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

Concurrent with the closing of the 2004 Credit Facility, pursuant to which the Company borrowed $225,000 under the term loan and $290,000 under the revolving credit facility, the Company retired its existing First, Second and Third Credit Facilities described below (the “Refinancing”).  In addition, each of our subsidiaries which has an ownership interest in any vessel vessel that is secured by the 2004 Credit Facility has provided unconditional guaranties of all amounts owing under the 2004 Credit Facility.

Upon consummating the Refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7,886 was written off as a non-cash charge in July 2004.  This non-cash charge is classified as other expense on the statement of operations.

As of June 30, 2005, the Company had $185,000 outstanding on the term loan and nothing outstanding on the revolving loan.  The 2004 Credit Facility is secured by all of the ships in the Company’s 43 vessel fleet with a carrying value at June 30, 2005 of $1,098,434 and $13,050 cash held in escrow.

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

The terms and conditions of the 2004 Credit Facility require compliance with certain restrictive covenants, which the Company feels are consistent with loan facilities incurred by other shipping companies. Under this credit facility, the Company is required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  In addition, the 2004 Credit Facility, as amended, permits the Company to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. Such amount will be reduced to the extent that the aggregate amount permitted to be paid for dividends for all fiscal quarters since January 1, 2005 is a negative amount.  However, the Company would not be permitted to pay dividends if certain significant defaults as defined under the 2004 Credit Facility were to occur.  During the six months ended June 30, 2005, the Company paid dividends of $68,416.

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

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedges the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.  The interest rate swap agreement entered into during October 2001 hedges the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of June 30, 2005, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $18,000 and $14,500, respectively.  The Company has determined that these interest rate swap agreements, which effectively hedged the Company’s First and Second Credit Facilities continues to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility.  During the six months ended June 30, 2005, a $15 gain was recorded as Other expense relating to the ineffective portion of these hedges.

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2005 and 2004 was $338 and $1,126, respectively.

The Company would have paid approximately $130 and $560 to settle all outstanding swap agreements based upon their aggregate fair values as of June 30, 2005 and December 31, 2004, respectively. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the senior notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and required the Company to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third facilities.  As of June 30, 2005, the discount on the Senior Notes is $3,266.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company).  These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation.  The parent company General Maritime Corporation has no independent assets or operations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

In addition, the provisions of the Senior Notes require that the proceeds from vessel sales, net of required debt payments made on senior indebtedness, be used to acquire additional assets within one year from the dates of sale.  If such assets are not acquired, any excess proceeds, after reduction of the indebtedness under the 2004 Credit Facility, are to be used to repurchase Senior Notes.  As of June 30, 2005, such excess net proceeds pertaining to the four vessels sold during August and October 2004 aggregate $35,938, which, if not used to acquire additional assets through August 2005, will be used to make an offer to repurchase Senior Notes at par.

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

As of June 30, 2005, the Company is in compliance with all of the covenants under its 2004 Credit Facility and its Senior Notes.

Based on borrowings as of June 30, 2005, aggregate maturities under the Senior Notes and the 2004 Credit Facility are as follows:

	2004 Credit	Senior
PERIOD ENDING DECEMBER 31,	Facility	Notes	TOTAL
2005 (July 1, 2005- December 31, 2005)	$20,000	$—	$20,000
2006	40,000	—	40,000
2007	40,000	—	40,000
2008	40,000	—	40,000
2009	45,000		45,000
Thereafter	—	250,000	250,000

	$185,000	$250,000	$435,000

Interest rates during the six months ended June 30, 2005 ranged from 3.44% to 4.13% on the 2004 Credit Facility.

5.                                      RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

Through April 2005, the Company rented office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month to month basis in the amount of $55. During the six months ended June 30, 2005 and 2004, the Company expensed occupancy fees of $220 and $330, respectively.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of June 30, 2005.

During the six months ended June 30, 2005 and 2004, the Company incurred fees for legal services aggregating $11 and $0, respectively, to the father of Mr. Peter Georgiopoulos, none of which is outstanding as of June 30, 2005.

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

The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan was increased from 2,900,000 shares to 4,400,000 shares pursuant to an amendment and restatement of the plan as of May 26, 2005. On June 12, 2001, the Company granted incentive stock options and nonqualified stock options to purchase 860,000 shares of common stock at an exercise price of $18.00 per share (the initial public offering price) under the provisions of the 2001 Stock Incentive Plan. These options expire in 10 years. Options to purchase 110,000 shares of common stock vested immediately on June 12, 2001, the date of the grant. 25% of the remaining 750,000 options will vest on each of the first four anniversaries of the grant date. All options granted under this plan will vest upon a change of control, as defined. These options will be incentive stock options to the extent allowable under the Internal Revenue Code.

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

The following table summarizes stock option activity through June 30, 2005:

		Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2001	860,000	$18.00	$8.50

Granted	143,500	$6.06	$3.42
Exercised	—
Forfeited	(590,000)	$18.00	$8.50

Outstanding, December 31, 2002	413,500	$13.86	$6.74

Granted	91,500	$10.35	$4.87
Exercised	(24,375)	$6.06	$3.42
Forfeited	(87,250)	$12.82	$4.66

Outstanding, December 31, 2003	393,375	$13.75	$6.97

Granted	20,000	$22.57	$11.22
Exercised	(186,850)	$15.15	$7.28
Forfeited	(13,500)	$16.86	$7.82

Outstanding, December 31, 2004	213,025	$13.68	$7.05

Granted	—
Exercised	(48,075)	$17.74	$8.42
Forfeited	(12,750)	$11.09	$5.29

Outstanding, June 30, 2005	152,200	$12.54	$6.76

The following table summarizes certain information about stock options outstanding as of June 30, 2005:

	Options Outstanding, June 30, 2005			Options Exercisable, June 30, 2005
			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number of	Average	Contractual	Number of	Exercise
Range of Exercise Price	Options	Exercise Price	Life	Options	Price

$ 6.06	65,500	$6.06	7.4	1,000	$6.06
$ 9.98 - $14.58	25,250	$13.10	8.2	3,750	$10.75
$ 18.00 - $22.57	61,450	$19.21	6.7	46,450	$18.12

	152,200	$12.54	7.3	51,200	$17.35

7.             RESTRICTED STOCK AWARDS

On November 26, 2002, the Company made grants of restricted common stock in the amount of 500,000 shares to its Chief Executive Officer (CEO), and 125,000 shares to its President and Chief Operating Officer. The restrictions on these shares will lapse seven years from the date of grant. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant was charged to Shareholders’ Equity.  This charge is being amortized to general and administrative expenses at a rate of $541 per annum (pro rata for the remainder of 2002).

On November 12, 2003, the Company made grants of restricted common stock in the amount of 155,000 shares to certain officers and employees of the Company. Of this total, 75,000 restricted shares were granted to the CEO of the Company and 30,000 restricted shares were granted to the president of General Maritime Management LLC (“GMM”), a wholly-owned subsidiary of the Company.  The remaining 50,000 restricted shares were granted to other officers and employees of the Company and GMM.  The restrictions on these shares lapse 20% on each anniversary date from the date of grant and become fully vested after five years.  Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant was charged to Shareholders’ Equity.  Amortization of this charge, which is included in general and administrative expenses, was $1,126 and $147 in 2004 and 2003, respectively, and will be $568, $300 and $119 in 2005, 2006 and 2007, respectively.

On February 9, 2005, the Company made grants of restricted common stock in the amount of 304,500 shares to certain officers and employees of the Company.  Of this total, 150,000, 10,000 and 10,000 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 50,000 restricted shares were granted to the president of GMM.  The remaining 84,500 restricted shares were granted to other officers and employees of the Company and GMM.  The restrictions on the 150,000 shares granted to the CEO of the Company will lapse on November 16, 2014.  The restrictions on the remaining 154,500 shares will lapse as to 20% of these shares on November 16, 2005 and as to 20% of these shares on November 16 of each of the four years thereafter, and will become fully vested on November 16, 2009.  Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant, or $14,631, will be charged to Shareholders’ Equity.  Amortization of this charge, which will be included in general and administrative expenses, will be $3,995, $2,716, $1,913, $1,398, and $1,010 in 2005, 2006, 2007, 2008 and 2009, respectively. Amortization subsequent to 2009 will be $3,599.

On April 6, 2005, the Company granted to the CEO 350,000 shares of restricted common stock, with restrictions on all such shares to lapse on December 31, 2014.  Restrictions on the restricted stock will also lapse in full if the CEO is dismissed without cause or resigns for good reason, or upon a change of control of the Company and will lapse on a straight-line basis upon his death or disability.   The value of these restricted shares aggregate $17,042 and will amortize $1,294 in 2005 and approximately $1,750 in each year thereafter through 2014.

On May 26, 2005, the Company granted a total of 4,800 shares of restricted common stock to four of the Company's independent Directors. Restrictions on the restricted stock will lapse, if at all, on May 26, 2006 or the date of the Company's 2006 Annual Meeting of Shareholders, whichever occurs first.  Restrictions on each director's stock will also lapse in full upon such director's death or disability or a change of control of the Company.  The value of these restricted shares aggregate $206 and will amortize $123 in 2005 and $83 in 2006.

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

The Company is cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the vessel’s log books, which could possibly be a violation of U.S. law, during prior year voyage(s) of the Genmar Ajax.  The Company received two additional subpoenas for supplemental information in connection with the investigation on or about March 31, 2005 and April 21, 2005, to which the Company has responded.  Management does not believe that this matter will have a material effect on the Company.

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs.  The incident resulted in the leakage of some oil to the sea.  Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, management believes that the incident resulted in minimal environmental damage and expect that substantially all of the liabilities associated with the incident will be covered by insurance.  Repairs were completed on the Genmar Kestrel on April 29, 2005, and the vessel resumed operations.

9.                                      SUBSEQUENT EVENTS

On July 19, 2005, the Company entered into a forward contract to acquire 5 million Euros on January 17, 2006 for $6,033.  Changes in the fair value of this forward contract subsequent to July 19, 2005 (at which time the fair value was $0) will be recorded as Other expense on the Company’s statement of operations.

On July 25, 2005, the Company announced that it would pay a dividend of $0.84 per share on or about September 8, 2005 to shareholders of record as of August 26, 2005.  The aggregate amount of the dividend is expected to be $32,500, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: changes in demand or a material decline in rates or prolonged weakness in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including but not limited to: crew wages, insurance, provisions, repairs, maintenance and overhead expenses; changes in general domestic and international political conditions; changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2004 and our subsequent reports on Form 10-Q and Form 8-K.  Our ability to pay dividends in any period will depend upon factors including the limitations under the indenture for our Senior Notes, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following is a discussion of our financial condition and results of operations for the three months and six months ended June 30, 2005 and 2004.  You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of August 6, 2005 our fleet consisted of 43 wholly owned vessels comprised of 26 Aframax vessels and 17 Suezmax tankers, with a total cargo carrying capacity of 5.2 million deadweight tons. In addition, we have four newbuilding Suezmax tankers of which two are anticipated to be delivered during 2006, and one are anticipated to be delivered during each of 2007 and 2008.

A summary of our vessel acquisitions and dispositions during 2003, 2004 and 2005 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Traveller	Acquired	Suezmax	March 11, 2003
Genmar Transporter	Acquired	Suezmax	March 12, 2003
Genmar Sky	Acquired	Suezmax	March 13, 2003
Genmar Orion	Acquired	Suezmax	March 24, 2003
Genmar Ocean	Acquired	Aframax	March 28, 2003
Kentucky	Sold	Aframax	March 31, 2003
Genmar Ariston	Acquired	Suezmax	April 4, 2003

Genmar Kestrel	Acquired	Suezmax	April 4, 2003
Genmar Centaur	Acquired	Suezmax	April 9, 2003
Genmar Spyridon	Acquired	Suezmax	April 15, 2003
Genmar Phoenix	Acquired	Suezmax	April 15, 2003
Genmar Baltic	Acquired	Aframax	April 16, 2003
Genmar Horn	Acquired	Suezmax	April 17, 2003
Genmar Prometheus	Acquired	Suezmax	April 17, 2003
Genmar Pacific	Acquired	Aframax	April 22, 2003
Genmar Argus	Acquired	Suezmax	April 24, 2003
Genmar Hope	Acquired	Suezmax	May 2, 2003
Genmar Gulf	Acquired	Suezmax	May 5, 2003
Genmar Princess	Acquired	Aframax	May 27, 2003
Genmar Progress	Acquired	Aframax	May 29, 2003
Genmar Pacific	Sold	Aframax	November 14, 2003
Genmar Ocean	Sold	Aframax	December 2, 2003
West Virginia	Sold	Aframax	December 11, 2003
Genmar Baltic	Sold	Aframax	February 4, 2004
Genmar Revenge	Acquired	Aframax	April 16, 2004
Genmar Honour	Acquired	Suezmax	April 21, 2004
Genmar Strength	Acquired	Aframax	May 3, 2004
Genmar Conqueror	Acquired	Suezmax	May 7, 2004
Genmar Defiance	Acquired	Aframax	June 4, 2004
Genmar Harriet	Sold	Suezmax	August 9, 2004
Genmar Traveller	Sold	Suezmax	August 25, 2004
Genmar Centaur	Sold	Suezmax	August 27, 2004
Genmar Transporter	Sold	Suezmax	October 7, 2004

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

We operate the majority of our vessels in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. We also currently operate vessels in the Black Sea, the Far East and in other regions worldwide which we believe enables us to take advantage of market opportunities and to position our vessels in anticipation of drydockings.

We strive to optimize the financial performance of our fleet through the deployment of our vessels in both time charters and in the spot market.  Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in tanker rates although we are exposed to the risk of declining tanker rates. We are constantly evaluating opportunities to increase the number of our vessels deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

INCOME STATEMENT DATA	Three months ended		Six months ended
(Dollars in thousands, except per share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Voyage revenues	$135,475	$140,229	$297,117	$311,817
Voyage expenses	35,345	30,935	63,631	55,818
Direct vessel expenses	23,583	23,516	44,330	50,029
General and administrative expenses	11,408	7,817	22,681	14,327
Depreciation and amortization	25,469	26,500	50,429	52,201
Operating income	39,670	51,461	116,046	139,442
Net interest expense	7,517	9,776	15,417	19,483
Other expense	92	—	77	—
Net income	$32,061	$41,685	$100,552	$119,959

Basic earnings per share	$0.86	$1.13	$2.70	$3.24

Diluted earnings per share	$0.84	$1.10	$2.64	$3.18
Weighted average shares outstanding, thousands	37,237	37,032	37,227	37,011
Diluted average shares outstanding, thousands	38,074	37,781	38,067	37,732

BALANCE SHEET DATA, at end of period (Dollars in thousands)	June 30, 2005	December-04
Cash	$74,165	$46,921
Current assets, including cash	155,673	152,145
Total assets	1,409,253	1,427,261
Current liabilities, including current portion of long-term debt	88,943	84,120
Current portion of long-term debt	40,000	40,000
Total long-term debt, including current portion	431,734	486,597
Shareholders’ equity	926,611	890,426

	Three months ended		Six months ended
OTHER FINANCIAL DATA (dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
EBITDA (1)	$65,047	$77,961	$166,398	$191,643
Net cash provided by operating activities	58,165	76,030	157,955	167,321
Net cash provided (used) by investing activities	(4,527)	(183,551)	(7,455)	(193,795)
Net cash provided (used) by financing activities	(77,733)	88,251	(123,256)	39,763
Capital expenditures
Vessel sales (purchases), including deposits	(3,089)	(179,984)	(3,875)	(189,653)
Drydocking or capitalized survey or improvement costs	(15,764)	(1,906)	(20,747)	(2,424)
Weighted average long-term debt	439,199	679,255	449,552	660,228
FLEET DATA
Total number of vessels at end of period	43	47	43	47
Average number of vessels (2)	43.0	45.1	43.0	43.7
Total voyage days for fleet (3)	3,633	4,014	7,205	7,790
Total time charter days for fleet	966	1,034	1,953	2,267
Total spot market days for fleet	2,667	2,980	5,252	5,523
Total calendar days for fleet (4)	3,913	4,105	7,783	7,960
Fleet utilization (5)	92.8%	97.8%	92.6%	97.9%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$27,561	$27,228	$32,406	$32,863
Direct vessel operating expenses per vessel (7)	6,027	5,729	5,696	6,285
General and administrative expense per vessel (8)	2,915	1,905	2,914	1,800
Total vessel operating expenses (9)	8,942	7,633	8,610	8,085
EBITDA (10)	16,623	18,922	21,380	24,076

EBITDA Reconciliation
Net Income	$32,061	$41,685	$100,552	$119,959
+ Net interest expense	7,517	9,776	15,417	19,483
+ Depreciation and amortization	25,469	26,500	50,429	52,201
EBITDA	$65,047	$77,961	$166,398	$191,643

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

Income statement margin analysis

(% of net voyage revenues)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	23.6%	21.5%	19.0%	19.5%
General and administrative expenses	11.4%	7.2%	9.7%	5.6%
Depreciation and amortization	25.4%	24.3%	21.6%	20.4%
Operating income	39.6%	47.0%	49.7%	54.5%
Net interest expense	7.5%	8.9%	6.6%	7.6%
Other expense	0.1%	0.0%	0.0%	0.0%
Net income	32.0%	38.1%	43.1%	46.9%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share data)	2005	2004	2005	2004
Voyage revenues	$135,475	$140,229	$297,117	$311,817
Voyage expenses	(35,345)	(30,935)	(63,631)	(55,818)
Net voyage revenues	$100,130	$109,294	$233,486	$255,999

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

VOYAGE REVENUES- Voyage revenues decreased by $4.7 million, or 3.4%, to $135.5 million for the three months ended June 30, 2005 compared to $140.2 million for the prior year period.  This decrease is primarily due to a 9.5% reduction in vessel operating days to 3,633 days for the three months ended June 30, 2005 from 4,013 days for the prior year period.  This decrease in operating days is a result of a heavy drydocking schedule during the 2005 period as well as a smaller fleet in 2005.  During the three months ended June 30, 2005,  the average size of our fleet decreased by 4.7% to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during 2005 compared to 45.1 vessels (24.7 Aframax, 20.4 Suezmax) during the prior year period.  The portion of the decrease attributable to a reduction in vessel operating days is partially offset by better daily rates earned during the 2005 period attributable to our Suezmax vessels, which equated to an additional $8.1 million of voyage revenue during the 2005 period.  We anticipate that our vessels will be offhire for drydockings and significant in-water surveys for approximately 300 days during the three months ended September 30, 2005 and approximately 80 days for the three months ended December 31, 2005.

VOYAGE EXPENSES- Voyage expenses increased $4.4 million, or 14.3%, to $35.3 million for the three months ended June 30, 2005 compared to $30.9 million for the prior year period.  Fuel, port costs and canal transit costs were higher during the three months ended June 30, 2005 as compared to the prior year period.   Fuel cost increased by approximately $3.2 million during the three months ended June 30, 2005 as compared to the prior year period due to an increase in overall fuel prices.  In addition, during the three months ended June 30, 2005, we incurred $1.4 million higher cost than in the prior year period relating to Suez Canal transit costs.  This overall increase in voyage expenses occurred in spite of a decrease in the number of days our vessels operated under spot charters.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  During the three months ended June 30, 2005, the number of days our vessels operated under spot charters decreased by 10.5% to 2,667 days (1,261 days Aframax, 1,406 days Suezmax) from 2,980 days (1,279 days Aframax, 1,701 days Suezmax) during the prior year period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $9.2 million, or 8.4%, to $100.1 million for the three months ended June 30, 2005 compared to $109.3 million for the prior year period.  This decrease is the result of the overall higher voyage costs associated with increased fuel and port costs during the three months ended June 30, 2005 compared to the prior year period, as well as a 9.5% reduction in vessel operating days during the 2005 period compared to the 2004 period, offset by slightly better rates earned during the 2005 period.  Our average TCE rates increased 1.2% to $27,561 during the three months ended June 30, 2005 compared to $27,228 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended June 30,		Increase
	2005	2004	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	19,714	$18,947	$767	4.0%
Suezmax	—	1,723	(1,723)	-100.0%
Total	19,714	20,670	(956)	-4.6%

Spot charter:
Aframax	29,299	30,646	(1,347)	-4.4%
Suezmax	51,117	57,978	(6,861)	-11.8%
Total	80,416	88,624	(8,208)	-9.3%

TOTAL NET VOYAGE REVENUE	$100,130	$109,294	$(9,164)	-8.4%

Vessel operating days:
Time charter:
Aframax	966	946	20	2.1%
Suezmax	—	87	(87)	-100.0%
Total	966	1,033	(67)	-6.5%

Spot charter:
Aframax	1,261	1,279	(18)	-1.4%
Suezmax	1,406	1,701	(295)	-17.3%
Total	2,667	2,980	(313)	-10.5%
TOTAL VESSEL OPERATING DAYS	3,633	4,013	(380)	-9.5%

AVERAGE NUMBER OF VESSELS	43.0	45.1	(2.1)	-4.7%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$20,407	$20,018	$389	1.9%
Suezmax	n/m	$19,696	n/m	n/m
Combined	$20,408	$19,991	$417	2.1%

Spot charter:
Aframax	$23,235	$23,960	$(725)	-3.0%
Suezmax	$36,357	$34,085	$2,272	6.7%
Combined	$30,153	$29,740	$413	1.4%
TOTAL TCE	$27,561	$27,228	$333	1.2%

We are constantly evaluating opportunities to increase the number of our vessels deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. The following table summarizes the portion of our fleet on time charter (including the Genmar Progress which began a new time charter during July 2005) as of July 28, 2005:

Vessel	Vessel Type	Expiration Date	Average Daily Rate (1)
Genmar Pericles	Aframax	October 3, 2005	$19,500
Genmar Trust	Aframax	October 13, 2005	$19,500
Genmar Spirit	Aframax	October 14, 2005	$19,500
Genmar Hector	Aframax	November 5, 2005	$19,500
Genmar Challenger	Aframax	December 6, 2005	$19,500
Genmar Trader	Aframax	December 16, 2005	$19,500
Genmar Champ	Aframax	January 10, 2006	$19,500
Genmar Star	Aframax	January 25, 2006	$19,500
Genmar Endurance	Aframax	February 13, 2006	$19,500
Genmar Constantine	Aframax	August 8, 2005	$28,000
Genmar Princess	Aframax	May 9, 2006	$33,150
Genmar Progress	Aframax	July 21, 2006	$32,580

(1) Net of brokers’ commissions.

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by  $0.1 million, or 0.3%, to $23.6 million for the three months ended June 30, 2005 compared to $23.5 million for the prior year period. This increase can be attributed to the timing of certain purchases, and of certain maintenance and repair costs.  This increase occurred in spite of a 4.7% decrease in the average size of our fleet to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during 2005 compared to 45.1 vessels (24.7 Aframax, 20.4 Suezmax) during the prior year period.  On a daily basis, direct vessel expenses per vessel increased by  $298, or 5.2%, to $6,027 ($5,702 Aframax, $6,524 Suezmax) for the three months ended June 30, 2005 compared to $5,729 ($5,397 Aframax, $6,132 Suezmax) for the prior year period. This increase is attributable to increases in crewing costs and insurance costs during the three months ended June 30, 2005 as compared to the 2004 period.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $3.6 million, or 45.9%, to $11.4 million for the three months ended June 30, 2005 compared to $7.8 million for the prior year period.  This increase is comprised primarily of the following:

(a) a $2.2 million increase in restricted stock amortization, salaries and bonus accruals for our U.S.-based personnel for the three months ended June 30, 2005, which included amortization of restricted stock grants made in February, April and May 2005, compared to the 2004 period,

 (b) a $0.6 million increase in the costs of operating our foreign subsidiaries in Greece, Portugal and the United Kingdom during the three months ended June 30, 2005 compared to the 2004 period, which is primarily attributable to our office in Portugal which we did not acquire until April 2004,

(c) a $0.2 million increase in occupancy costs during the three months ended June 30, 2005 compared to the 2004 period attributable to rent paid on both our former New York City office which we occupied until April 2005 and our new corporate headquarters for which our lease began in December 2004.

Daily general and administrative expenses per vessel increased $1,010, or 53.0%, to $2,915 for the three months ended June 30, 2005 compared to $1,905 for the prior year period.

We anticipate that, based on current condititions, general and administrative expense for each quarterly period during the remainder of 2005 will be consistent with the expense of the three months ended June 30, 2005.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydocking, special survey costs and loan fees, decreased by $1.0 million, or 3.9%, to $25.5  million for the three months ended June 30, 2005 compared to $26.5 million for the prior year period. This decrease is primarily due to the sale of four Suezmax vessels between August 2004 and October 2004, which contributed $3.3 million to depreciation and amortization for the three months ended June 30, 2004.  This decrease is partially offset by $0.7 million of depreciation and amortization during the three months ended June 30, 2005 associated with five vessels acquired during the second quarter of 2004.

Amortization of drydocking and other repair costs increased by $1.0 million, or 34.1%, to $3.9 million for the three months ended June 30, 2005 compared to $2.9 million for the prior year period. This increase is primarily attributable to amortization recorded in 2005 of the $17.1 million of capitalized expenditures relating to our vessels for the year ended December 31, 2004, as well as amortization on a portion of the $20.7 million of capitalized expenditures relating to our vessels for the six months ended June 30, 2005.  We anticipate that the amortization associated with drydocking our vessels will increase in the future, as vessels we acquired during 2001, 2003 and 2004 are drydocked for the first time.

Amortization of deferred financing costs decreased by $0.4 million, or 44.1%, to $0.6 million for the three months ended June 30, 2005 compared to $1.0 million for the prior year period. This decrease is the result of amortization during 2005 associated with deferred financing costs paid on the 2004 Credit Facility which was lower than the amortization on the deferred loan costs associated with the First, Second and Third Credit Facilities which were refinanced.  At the time of the refinancing, the unamortized deferred financing costs associated with the three refinanced credit facilities were written off.

NET INTEREST EXPENSE-Net interest expense decreased by $2.3 million, or 23.1%, to $7.5 million for the three months ended June 30, 2005 compared to $9.8 million for the prior year period.  $0.9 million of this decrease is attributable to interest capitalized on construction in progress on four Suezmax newbuilding contracts.  The remainder of the decrease is attributable to a decrease in our weighted-average long-term debt to $439.2 million during the three months ended June 30, 2005 compared to $679.3 million for the prior year period, partially offset by higher LIBOR rates during the 2005 period.

NET INCOME-Net income was $32.1 million for the three months ended June 30, 2005 compared to net income of $41.7 million for the prior year period.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

VOYAGE REVENUES-Voyage revenues decreased by $14.7 million, or 4.7%, to $297.1 million for the six months ended June 30, 2005 compared to $311.8 million for the prior year period. This decrease is primarily due to a 7.5% reduction in vessel operating days to 7,205 days for the six months ended June 30, 2005 from 7,790 days for the prior year period.  This decrease in operating days is a result of a heavy drydocking schedule during the 2005 period as well as a smaller fleet in 2005.  During the six months ended June 30, 2005,  the average size of our fleet decreased by 1.8% to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during 2005 compared to 43.8 vessels (24.1 Aframax, 19.7 Suezmax) during the prior year period.  This decrease is offset by better daily rates earned during the 2005 period, which equated to an additional $8.5 million of voyage revenues during the 2005 period.

VOYAGE EXPENSES-Voyage expenses increased $7.8 million, or 14.0%, to $63.6 million for the six months ended June 30, 2005 compared to $55.8 million for the prior year period. Fuel, port costs and canal transit costs were higher during the six months ended June 30, 2005 as compared to the prior year period.   Fuel cost increased by approximately $4.4 million during the six months ended June 30, 2005 compared to the prior year period due to an increase in overall fuel prices.  In addition, during the six months ended June 30, 2005, we incurred $1.6 million higher cost than in the prior year period relating to Suez Canal transit costs.  This increase occurred in spite of a decrease in the number of days our vessels operated under spot charters.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  During the six months ended June 30, 2005, the number of days our vessels operated under spot charters decreased by 4.9% to 5,252 days (2,455 days Aframax, 2,797 days Suezmax) from 5,523 days (2,239 days Aframax, 3,284 days Suezmax) during the prior year period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $22.5 million, or 8.8%, to $233.5 million for the six months ended June 30, 2005 compared to $256.0 million for the prior year period. This decrease is the result of the overall higher voyage costs associated with increased fuel and port costs during the six months ended June 30, 2005 compared to the prior year period, as well as a 7.5% reduction in vessel operating days during the 2005 period compared to the 2004 period.  Our average TCE rates decreased by 1.4% to $32,406 during the six months ended June 30, 2005 compared to $32,863 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Six months ended June 30,		Increase
	2005	2004	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	41,049	$43,262	$(2,213)	-5.1%
Suezmax	—	3,785	(3,785)	-100.0%
Total	41,049	47,047	(5,998)	-12.7%

Spot charter:
Aframax	71,842	68,428	3,414	5.0%
Suezmax	120,595	140,524	(19,929)	-14.2%
Total	192,437	208,952	(16,515)	-7.9%

TOTAL NET VOYAGE REVENUE	$233,486	$255,999	$(22,513)	-8.8%

Vessel operating days:
Time charter:
Aframax	1,953	2,078	(125)	-6.0%
Suezmax	—	189	(189)	-100.0%
Total	1,953	2,267	(314)	-13.9%

Spot charter:
Aframax	2,455	2,239	216	9.6%
Suezmax	2,797	3,284	(487)	-14.8%
Total	5,252	5,523	(271)	-4.9%
TOTAL VESSEL OPERATING DAYS	7,205	7,790	(585)	-7.5%

AVERAGE NUMBER OF VESSELS	43.0	43.8	(0.8)	-1.8%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$21,018	$20,821	$197	0.9%
Suezmax	n/m	$19,998	n/m	n/m
Combined	$21,018	$20,752	$266	1.3%

Spot charter:
Aframax	$29,264	$30,562	$(1,298)	-4.2%
Suezmax	$43,116	$42,790	$326	0.8%
Combined	$36,641	$37,833	$(1,192)	-3.2%
TOTAL TCE	$32,406	$32,863	$(457)	-1.4%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs decreased by $5.7 million, or 11.4%, to $44.3 million for the six months ended June 30, 2005 compared to $50.0 million for the prior year period. This decrease can be attributed to a decrease in crewing costs and maintenance and repairs during the six months ended June 30, 2005 as compared to the 2004 period as well as the timing of certain purchases and of certain maintenance and repair costs.  In addition, the 2005 period is affected by cost control initiatives we began in 2004.  On a daily basis, direct vessel expenses per vessel decreased by $589, or 9.4%, to $5,696 ($5,464 Aframax, $6,050 Suezmax) for the six months ended June 30, 2005 compared to $6,285 ($5,854 Aframax, $6,811 Suezmax) for the prior year period.  This decrease is primarily due to a decrease in crewing costs and maintenance and repairs during the six months ended June 30, 2005 as compared to the 2004 period as well as the timing of certain purchases and of certain maintenance and repair costs.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $8.4 million, or 58.3%, to $22.7 million for the six months ended June 30, 2005 compared to $14.3 million for the prior year period.  This increase is primarily due to the following:

(a) a $4.7 million increase in restricted stock amortization, salaries and bonus accruals for our U.S.-based personnel for the six months ended June 30, 2005, which included amortization of restricted stock grants made in February, April and May 2005, compared to the 2004 period,

 (b) a $1.7 million increase in the costs of operating our foreign subsidiaries in Greece, Portugal and the United Kingdom during the six months ended June 30, 2005 compared to the 2004 period, which is primarily attributable to our office in Portugal which we did not acquire until April 2004,

(c) a $0.9 million increase in the lease payments and operating expenses associated with our lease of an aircraft during the six months ended June 30, 2005 compared to the 2004 period reflecting a full period’s usage of the aircraft during the six months ended June 30, 2005 which we began leasing in February 2004,

(d) a $0.9 million increase in professional fees during the six months ended June 30, 2005 compared to the 2004 period attributable to professional fees associated with Sarbanes-Oxley 404 compliance and senior executive employment agreements, and

(e) a $0.6 million increase in occupancy costs during the six months ended June 30, 2005 compared to the 2004 period attributable to rent paid on both our former New York City office which we occupied until April 2005 and our new corporate headquarters for which our lease began in December 2004.

Daily general and administrative expenses per vessel increased $1,114, or 61.9%, to $2,914 for the six months ended June 30, 2005 compared to $1,800 for the prior year period.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydocking, special survey costs and loan fees, decreased by $1.8 million, or 3.4%, to $50.4  million for the six months ended June 30, 2005 compared to $52.2 million for the prior year period. This decrease is primarily due to the sale of four Suezmax vessels between August 2004 and October 2004, which contributed $7.5 million to depreciation and amortization for the six months ended June 30, 2004.  This decrease is partially offset by $3.1 million of depreciation and amortization during the six months ended June 30, 2005 associated with five vessels acquired during the second quarter of 2004.

Amortization of drydocking and other repair costs increased by $0.4 million, or 5.7%, to $7.2 million for the six months ended June 30, 2005 compared to $6.8 million for the prior year period. This increase is primarily attributable to a $3.1 million increase in amortization associated with  the $17.1 million of capitalized expenditures relating to our vessels for the year ended December 31, 2004, as well as amortization on a portion of the $20.7 million of capitalized expenditures relating to our vessels for the six months ended June 30, 2005.  This increase is partially offset by the $2.7 of drydock amortization during the six months ended June 30, 2004 associated with four Suezmax vessels which were sold between August 2004 and October 2004.  We anticipate that the amortization associated with drydocking our vessels will increase in the future, as vessels we acquired during 2001, 2003 and 2004 are drydocked for the first time.

Amortization of deferred financing costs decreased by $0.9 million, or 46.1%, to $1.1 million for the six months ended June 30, 2005 compared to $2.0 million for the prior year period. This decrease is the result of amortization during 2005 associated with deferred financing costs paid on the 2004 Credit Facility which was lower than the amortization on the deferred loan costs associated with the First, Second and Third Credit Facilities which were refinanced.  At the time of the refinancing, the unamortized deferred financing costs associated with the three refinanced credit facilities were written off.

NET INTEREST EXPENSE-Net interest expense decreased by $4.1 million, or 20.9%, to $15.4 million for the six months ended June 30, 2005 compared to $19.5 million for the prior year period.  $1.7 million of this decrease is attributable to interest capitalized on construction in progress on four Suezmax newbuilding contracts.  The remainder of the decrease is attributable to a decrease in our weighted-average long-term debt to $449.6 million during the six months ended June 30, 2005 compared to $660.2 million for the prior year period, partially offset by higher LIBOR rates during the 2005 period.

NET INCOME-Net income was $100.6 million for the six months ended June 30, 2005 compared to net income of $120.0 million for the prior year period.

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

Our practice has been to acquire vessels using a combination of funds received from equity investors, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities.  Since our payment of dividends is expected to decrease our available cash, while we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review debt and equity financing alternatives to fund such acquisitions.  Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.

We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to implement our growth plan and our dividend policy.  We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

Our operation of ocean-going vessels carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (1) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (2) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (3) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (4) loss of hire insurance for loss of revenue for up to 90 days resulting from a vessel being off hire for all of our vessels.

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

On June 13, 2005, we paid $68.4 million of dividends to our shareholders relating to the quarter ended March 31, 2005.  On July 25, 2005, we announced that we will be paying a quarterly dividend of $0.84 per share on or about September 8, 2005 to the shareholders of record as of August 26, 2005.  The aggregate amount of the dividend is expected to be $32.5 million, which we anticipate will be funded from cash on hand at the time payment is to be made.

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

Debt Financings

2004 Credit Facility

On July 1, 2004, we closed on an $825 million senior secured bank financing facility, or the 2004 Credit Facility, consisting of a term loan of $225 million and a revolving loan of $600 million.  The term loan has a five year maturity at a rate of LIBOR plus 1.0% and amortizes on a quarterly basis with 19 payments of $10 million and one payment of $35 million.  The revolving loan component, which does not amortize, has a five year maturity at a rate of LIBOR plus 1.0% on the used portion and a 0.5% commitment fee on the unused portion.  As of June 30, 2005, the 2004 Credit Facility is secured by all of the ships in the Company’s 43 vessel fleet.

Concurrent with the closing of the 2004 Credit Facility, pursuant to which we borrowed $225 million under the term loan and $290 million under the revolving credit facility, we retired our existing First, Second and Third Credit Facilities, described below, in a series of transactions we refer to as the 2004 Refinancings.  In addition, each of our subsidiaries which has an ownership interest in any vessel vessel that is secured by the 2004 Credit Facility has provided unconditional guaranties of all amounts owing under the 2004 Credit Facility.

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

The terms and conditions of the 2004 Credit Facility require compliance with certain restrictive covenants, which we feel are consistent with loan facilities incurred by other shipping companies. Under this credit facility, we are required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  In addition, the 2004 Credit Facility permits us to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by our Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. Such amount will be reduced to the extent that the aggregate amount permitted to be paid for dividends for all fiscal quarters since January 1, 2005 is a negative amount.  However, we would not be permitted to pay dividends if certain significant defaults as defined under the 2004 Credit Facility were to occur.  During the six months ended June 30, 2005, we paid $68.4 million of dividends.

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

Interest Rate Swap Agreements

In August and October 2001, we entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% of our outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedged the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  The differential to be paid or received for these swap agreements is recognized as an adjustment to interest expense as incurred.  As of June 30, 2005, the outstanding notional principal amounts on the swap agreements entered into during August 2001 and October 2001 are $18.0 million and $14.5 million, respectively.  We have determined that these interest rate swap agreements, which effectively hedged our First and Second Credit Facilities continue to effectively hedge our 2004 Credit Facility.

Senior Notes

On March 20, 2003, we issued $250 million of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the Senior Notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246.2 million.  The Senior Notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends.  As of June 30, 2005, the discount on the Senior Notes is $3.3 million.  This discount is being amortized as interest expense over the term of the senior notes using the effective interest method.  The Senior Notes are guaranteed by all of our present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by us).  These guarantees are full and unconditional and joint and several with us, General Maritime Corporation, the parent company.  We, as the parent company, have no independent assets or operations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

In addition, the provisions of the Senior Notes require that the proceeds from vessel sales, net of required debt payments made on senior indebtedness, be used to acquire additional assets within one year from the dates of sale.  If such assets are not acquired, any excess proceeds, after reduction of the indebtedness under the 2004 Credit Facility, are to be used to repurchase Senior Notes.  As of June 30, 2005, such excess net proceeds pertaining to the four vessels sold during August and October 2004 aggregate $35.9 million, which, if not used to acquire additional assets through August 2005, will be used to make an offer to repurchase Senior Notes at par.

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

As of June 30, 2005, we are in compliance with all of the covenants under our 2004 Credit Facility and our Senior Notes.

The total outstanding amounts as of June 30, 2005 associated with our 2004 Credit Facility and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)
AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
2004 Credit Facility	$185,000	June 2009
Senior Notes	250,000	March 2013

Cash and Working Capital

Cash increased to $74.2 million as of June 30, 2005 compared to $46.9 million as of December 31, 2004.  Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $66.7 million as of June 30, 2005 compared to $68.0 million as of December 31, 2004. The current portion of long-term debt included in our current liabilities was $40.0 million as of both June 30, 2005 and December 31, 2004.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 5.6% to $158.0 million for the six months ended June 30, 2005, compared to $167.3 million for the prior year period. This decrease is primarily attributable to a decrease in net income of $19.4 million to $100.6 million for the six months ended June 30, 2005 compared to $120.0 million for the prior year period as well as an $18.3 million increase in deferred drydock costs incurred during the six months ended June 30, 2005 compared to the prior year period, partially offset by a $31.7 million decrease in amounts due from charterers during the six months ended June 30, 2005.

Cash Flows from Investing Activities

Net cash used by investing activities was $7.5 million for the six months ended June 30, 2005 compared to $193.8 million for the prior year period.  During the six months ended June 30, 2005, we paid $3.6 million for fixed assets (primarily for furnishings of our new office in New York City) and $3.9 million for construction in progress on our newbuildings (including $1.7 million of capitalized interest).  During the six months ended June 30, 2004, we expended $200.0 million for five tankers and we received $10.4 million of proceeds from the sale of a tanker.

Cash Flows from Financing Activities

Net cash used by financing activities was $123.3 million for the six months ended June 30, 2005 compared to net cash provided by financing activities of $39.8 million for the prior year period.  During the six months ended June 30, 2005, we paid a $20.0 million principal payment on the term loan portion of our 2004 Credit Facility and $35.0 million of payments under the revolver portion of our 2004 Credit Facility.  In addition, during the six months ended June 30, 2005, we paid a cash dividend of $68.4 million.  During the six months ended June 30, 2004, we paid $39.0 million of principal payments under the term portions of our First, Second and Third Credit Facilities and had net borrowings of $78.0 million of payments under the revolver portions of our First and Second Credit Facilities.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys.  During 2005, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on approximately 18 vessels and that the expenditures to perform these drydocks or significant in-water surveys will aggregate approximately $30 million.  During the six months ended June 30, 2005, we paid $20.7 million of drydock costs.  The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts.  The purchase price of these contracts aggregate $67.2 million which was paid to the seller of those contracts.  Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts.  As of June 30, 2005, we are required to pay an additional aggregate amount of $150.6 million through the completion of construction of these four Suezmax tankers delivery of which is expected to occur between March 2006 and January 2008.  The installments that comprise this $150.6 million are payable as follows: $4.3 million in 2005, $71.3 million in 2006, $42.4 million in 2007, and $32.6 million in 2008.

Other Commitments

In February 2004, the Company entered into an operating lease for an aircraft.  The lease has a term of five years and requires monthly payments by the Company of $125,000.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rent is as follows: Free rent from December 1, 2004 to September 30, 2005, $109,724 per month from October 1, 2005 to September 30, 2010, $118,868 per month from October 1, 2010 to September 30, 2015, and $128,011 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $112,611.

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

	Total	2005*	2006	2007	2008	2009	Thereafter
Debt payments	$435.0	$20.0	$40.0	$40.0	$40.0	$45.0	$250.0
Fixed interest expense- Senior Notes	193.8	12.5	25.0	25.0	25.0	25.0	81.3
Newbuilding installments	150.6	4.3	71.3	42.4	32.6	—	—
Aircraft lease	5.4	0.8	1.5	1.5	1.5	0.1	—
Senior officer employment agreements	6.0	0.9	1.9	1.9	0.7	0.6	—
New York office lease	21.3	0.3	1.3	1.3	1.3	1.3	15.8
Total commitments	$812.1	$38.8	$141.0	$112.1	$101.1	$72.0	$347.1

* Denotes the six month period from July 1, 2005 to December 31, 2005.

Other Derivative Financial Instruments

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  The FFAs being considered by the company are future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these FFAs would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFA contracts as of June 30, 2005.

On July 19, 2005, we entered into a forward contract to acquire 5.0 million Euros on January 17, 2006 for $6.0 million.  Changes in the fair value of this forward contract subsequent to July 19, 2005 (at which time the fair value was $0) will be recorded as Other expense on our statement of operations.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies. Except for a change in the estimated useful lives of our single-hull tankers effective October 1, 2003 and the increase in residual scrap values of our vessels effective January 1, 2004, we believe that there has been no change in or additions to our critical accounting policies since December 2001.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past four years ended June 30, 2005. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2005, we provided a reserve of approximately 13% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

DEPRECIATION AND AMORTIZATION. We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our non-single hull vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. The useful lives of our single-hull tankers range from 19 to 21 years from the date of delivery, as we consider 2010 to coincide with the end of their useful lives.  We believe that a 25-year depreciable life for double-hull and double-sided vessels is consistent with that of other ship owners. Depreciation is based on cost less the estimated residual scrap value. Until December 31, 2003, we estimated residual scrap value as the lightweight tonnage of each vessel multiplied by $125 scrap value per ton.  Effective January 1, 2004, we changed our estimate of residual scrap value per lightweight ton to be $175, which we believe better approximates the historical average price of scrap steel. An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value (as was done in 2004) would decrease the amount of the annual depreciation charge. A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

REPLACEMENTS, RENEWALS AND BETTERMENTS. We capitalize and depreciate the costs of significant replacements, renewals and betterments to our vessels over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. The amount capitalized is based on our judgment as to expenditures that extend a vessel’s useful life or increase the operational efficiency of a vessel. We believe that these criteria are consistent with GAAP and that our policy of capitalization reflects the economics and market values of our vessels. Costs that are not depreciated are written off as a component of direct vessel operating expense during the period incurred. Expenditures for routine maintenance and repairs are expensed as incurred. If the amount of the expenditures we capitalize for replacements, renewals and betterments to our vessels were reduced, we would recognize the amount of the difference as an expense.

DEFERRED DRYDOCK COSTS. Our vessels are required to be drydocked for major repairs and maintenance that cannot be performed while the vessels are operating approximately every 30 to 60 months. We capitalize the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks. Costs capitalized as part of the drydock include actual costs incurred at the drydock yard; cost of fuel consumed between the vessel’s last discharge port prior to the drydock and the time the vessel leaves the drydock yard; cost of hiring riding crews to effect repairs on a ship and parts used in making such repairs that are reasonably made in anticipation of reducing the duration or cost of the drydock; cost of travel, lodging and subsistence of our personnel sent to the drydock site to supervise; and the cost of hiring a third party to oversee a drydock. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflects the economics and market values of the vessels.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At June 30, 2005, we had $185.0 million of floating rate debt with a margin over LIBOR of 1.0% compared to $240.0 million as of December 31, 2004.  We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 2005 and December 31, 2004, we were party to interest rate swap agreements having aggregate notional amounts of $32.5 million and $45.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of June 30, 2005 the fair value of these swaps was a net liability to us of $0.1 million. A one percent increase in LIBOR would increase interest expense on the portion of our $152.5 million outstanding floating rate indebtedness that is not hedged by approximately $1.5 million per year from June 30, 2005.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the six months ended June 30, 2005, at least 16% of the Company’s direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.7 million for the three months ended June 30, 2005.  As of June 30, 2005, we had on hand approximately 8.0 million Euros which we acquired during June to make Euro denominated payments as they come due during the second half of 2005.

In addition, on July 19, 2005, the Company entered into a forward contract to acquire 5.0 million Euros on January 17, 2006 for $6.0 million.  We entered into this contract to guard against weakening in the dollar against the Euro.

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

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we reported that we are cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the vessel’s log books, which could possibly be a violation of U.S. law, during prior year voyage(s) of the Genmar Ajax.  We received two additional subpoenas for supplemental information in connection with the investigation on or about March 31, 2005 and April 21, 2005, to which we have responded.  We do not believe that this matter will have a material effect on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           General Maritime’s annual meeting of shareholders was held on May 26, 2005.

(b)           Not Required.

(c)           Proposal I:                                       Election of Class I Directors:

For: Rex W. Harrington	34,152,723	Withheld:	314,399
For: John O. Hatab	34,150,789	Withheld:	316,333

Messrs. Harrington and Hatab were re-elected as Class I directors until the 2008 annual meeting of shareholders and until their successors are elected and qualified.

Proposal II:                                   Ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors for the period ending December 31, 2005:

Total shares in favor:	34,425,603
Total shares opposed:	28,711
Total shares abstaining:	12,808
Number of shares voted:	34,467,122

The appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005 was ratified.

Proposal III:                               Ratification of amendment to and restatement of the 2001 Stock Incentive Plan:

Total shares in favor:	25,086,753
Total shares opposed:	1,142,290
Total shares abstaining:	45,712
Number of shares voted:	26,274,755

The amendment to and restatement of the 2001 Stock Incentive Plan was ratified.

(d)           Not Required.

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

ITEM 6.  EXHIBITS

(a)           Exhibits:

Exhibit	Description (1)

10.1	Employment Agreement dated April 5, 2005, between General Maritime Corporation and Peter C. Georgiopoulos. (2)

10.2	Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Corporation and Peter C. Georgiopoulos. (2)

10.3	Employment Agreement dated April 22, 2005 between General Maritime Management LLC and John P. Tavlarios. (3)

10.4	Employment Agreement dated April 22, 2005 between General Maritime Corporation and Jeffrey D. Pribor. (3)

10.5	Employment Agreement dated April 22, 2005 between General Maritime Corporation and John C. Georgiopoulos. (3)

10.6	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (3)

10.7	Company’s 2001 Stock Incentive Plan (as amended and restated on May 26, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

GENERAL MARITIME CORPORATION

Date: August 9, 2005	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos

Chairman, Chief Executive Officer, and President