Form 10-Q
period 2005-09-30
GENERAL MARITIME CORP/
filed 2005-11-09
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from                  to

COMMISSION FILE NUMBER

001-16531

GENERAL MARITIME CORPORATION

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	06-159-7083
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Park Avenue, 2nd Floor, New York, NY
(Address of principal	10171
executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 4, 2005:

Common Stock, par value $0.01 per share 38,678,245 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2005 and 2004

Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2005

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

Item 1.    Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$49,178	$46,921
Due from charterers, net	29,571	73,883
Prepaid expenses and other current assets	46,795	31,341
Vessels held for sale	186,381	—
Total current assets	311,925	152,145
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $268,261 and $280,215, respectively	901,547	1,139,594
Vessel construction in progress	85,102	77,909
Other fixed assets, net	5,431	3,849
Deferred drydock costs, net	29,288	23,101
Deferred financing costs, net	10,683	11,860
Other assets	13,050	13,050
Goodwill	5,753	5,753
Total noncurrent assets	1,050,854	1,275,116
TOTAL ASSETS	$1,362,779	$1,427,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$44,854	$36,799
Accrued interest	1,016	7,321
Current portion of long-term debt	40,000	40,000
Total current liabilities	85,870	84,120
NONCURRENT LIABILITIES:
Deferred voyage revenue	2,611	5,558
Long-term debt	370,449	446,597
Derivative liability	155	560
Total noncurrent liabilities	373,215	452,715
TOTAL LIABILITIES	459,085	536,835
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 38,678,245 and 37,895,870 shares at September 30, 2005 and December 31, 2004, respectively	387	379
Paid-in capital	456,873	424,021
Restricted stock	(30,607)	(3,646)
Retained earnings	477,041	470,217
Accumulated other comprehensive loss	—	(545)
Total shareholders’ equity	903,694	890,426
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,362,779	$1,427,261

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
VOYAGE REVENUES:
Voyage revenues	$114,403	$156,261	$411,520	$468,078
OPERATING EXPENSES:
Voyage expenses	37,950	32,789	101,581	88,607
Direct vessel expenses	20,802	22,808	65,132	72,837
General and administrative	11,387	9,965	34,068	24,292
Depreciation and amortization	27,634	24,782	78,063	76,983
Gain on sale of vessels	—	(6,343)	—	(6,343)
Total operating expenses	97,773	84,001	278,844	256,376
OPERATING INCOME	16,630	72,260	132,676	211,702
OTHER EXPENSE:
Interest expense, net	(7,611)	(9,717)	(23,028)	(29,200)
Other expense	(1,842)	(7,921)	(1,919)	(7,921)
Net other expense	(9,453)	(17,638)	(24,947)	(37,121)
Net income	$7,177	$54,622	$107,729	$174,581

Basic earnings per common share	$0.19	$1.47	$2.89	$4.72
Diluted earnings per common share	$0.19	$1.44	$2.83	$4.62

Weighted average shares outstanding:
Basic	37,272,964	37,051,080	37,242,367	37,025,182
Diluted	38,075,740	37,874,945	38,086,486	37,798,111

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance as of January 1, 2005	$379	$424,021	$(3,646)	$470,217	$(545)	$—	$890,426
Comprehensive income:
Net income				107,729		107,729	107,729
Unrealized derivative gains on cash flow hedge					545	545	545
Comprehensive income						$108,274
Cash dividends paid				(100,905)			(100,905)
Exercise of stock options	1	1,173					1,174
Issuance of 655,300 shares of restricted stock	7	31,679	(31,686)				—
Restricted stock amortization			4,725				4,725
Balance at September 30, 2005 (unaudited)	$387	$456,873	$(30,607)	$477,041	$—		$903,694

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$107,729	$174,581
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessels	—	(6,343)
Depreciation and amortization	78,063	76,983
Restricted stock compensation expense	4,725	1,253
Amortization of discount on Senior Notes	203	188
Write-off of deferred financing costs	—	7,886
Loss on repurchase of Senior Notes	1,623	—
Changes in operating assets and liabilities:
Decrease (increase) in due from charterers	44,312	(5,430)
Increase in prepaid expenses and other assets	(15,454)	(8,231)
Increase in accounts payable and accrued expenses	1,890	1,496
Decrease in deferred voyage revenue	(2,947)	(791)
Deferred drydock costs incurred	(28,205)	(10,405)
Net cash provided by operating activities	191,939	231,187

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessels	—	(182,291)
Payments for vessel construction in progress	(7,193)	(76,976)
Proceeds from sale of vessels	—	73,892
Acquisition of business net of cash received	—	(169)
Purchase of other fixed assets	(4,331)	(1,694)
Net cash used by investing activites	(11,524)	(187,238)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Principal payments on long - term debt	(30,000)	(49,022)
Payment of deferred financing costs	(691)	(7,052)
Net payments on revolving credit facilities	(35,000)	(42,000)
Payments made to retire Senior Notes	(12,736)	—
Cash dividend paid	(100,905)	—
Proceeds from exercise of stock options	1,174	1,091
Cash placed in escrow with lender	—	(10,018)
Long-term debt borrowings	—	515,000
Payments to retire long-term debt	—	(448,305)
Net cash used by financing activities	(178,158)	(40,306)

Net increase in cash	2,257	3,643
Cash, beginning of period	46,921	38,905
Cash, end of period	$49,178	$42,548

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$29,333	$35,918
Restricted stock granted to employees (net of forfeitures)	$31,686	$—

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

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2004 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS.  Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At September 30, 2005 and December 31, 2004, the Company has a reserve of $1,633 and $2,320, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.   As of September 30, 2005 and December 31, 2004, the Company has a reserve of $7,100 and $2,386, respectively, against its due from charterers balance associated with estimated performance claims against the Company’s time charters.

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

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress represents the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).  During the nine month period ended September 30, 2005, the Company capitalized $2,607 of interest expense.

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

DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses other derivative financial instruments which, although regarded by the Company as economic hedges, have not been designated as hedges for accounting purposes.  The fair values of these derivative financial instruments and changes in their fair value are recognized in the financial statements as noncurrent assets or liabilities on the balance sheet and as Other expense on the statement of operations.

Amounts receivable or payable arising at the settlement of interest rate swaps are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.

INTEREST RATE RISK MANAGEMENT-  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company used interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs through June 30, 2005.  Interest rate risk management instruments held by the Company during the nine months ended September 30, 2005 and 2004 were pay-fixed swaps. As of September 30, 2005, the Company is party to pay-fixed interest rate swap agreements that expire in June 2006 which, through June 30, 2005, effectively converted floating rate obligations to fixed rate instruments.  Effective during the third quarter of 2005, the Company has stopped designating its interest rate swaps as a hedge.  During the nine months ended September 30, 2005 and 2004, the Company recognized a derivative gain on cash flow hedge, a component of other comprehensive loss, to Accumulated other comprehensive loss of $545 and $1,510, respectively.  Because hedge accounting is no longer used as of September 30, 2005, Accumulated other comprehensive loss is $0.  The aggregate recorded liability in connection with the Company’s interest rate swaps as of September 30, 2005 and December 31, 2004 was $22 and $560, respectively, and is presented as a component of Derivative liability on the balance sheet..  The Company has recorded the aggregate net unrealized loss of $103, for the three and nine months ended September 30, 2005, which is classified as Other expense on the statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS.  In addition to interest rate swaps described above, the Company is party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, and (c) declines in future spot rates, which would reduce revenues on future voyages of vessels trading on the spot market.  The Company considers the derivative financial instruments the Company has entered to be economic hedges against these risks, although they do not qualify as hedges for accounting purposes.  As such, the Company records the fair value of the derivative financial instruments on its balance sheet as a net Derivative liability.  Changes in fair value in the derivative financial instruments, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other expense or income on the statement of operations.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share for the three months and nine months ended September 30, 2005 and 2004, would have been stated at the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$7,177	$54,622	$107,729	$174,581
Stock based compensation expense using the fair value method	81	127	246	257
Pro forma	$7,096	$54,495	$107,483	$174,324

Earnings per share (as reported):
Basic	$0.19	$1.47	$2.89	$4.72
Diluted	$0.19	$1.44	$2.83	$4.62

Earnings per share (pro forma):
Basic	$0.19	$1.47	$2.89	$4.71
Diluted	$0.19	$1.44	$2.82	$4.61

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

Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.  The effects of the adoption of SFAS 123R on prior periods are presented in the Stock Based Compensation section of this footnote.  Besides the effect of stock options previously issued, the Company believes that the adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.  For the three and nine months ended September 30, 2005 and 2004, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Weighted average common shares outstanding	37,272,964	37,051,080	37,242,367	37,025,182

Diluted earnings per share:
Weighted average common shares outstanding	37,272,964	37,051,080	37,242,367	37,025,182
Stock options	92,181	177,208	96,272	149,372
Restricted stock awards	710,595	646,657	747,847	623,557
	38,075,740	37,874,945	38,086,486	37,798,111

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

4.             SALE OF VESSELS

In October 2005, the Company agreed to sell its four single-hull Suezmax vessels and its six double-sided Suezmax vessels in order to reduce the average age of the Company’s fleet as well as to increase the percentage of double-hull vessels in the Company’s fleet.  These ten vessels will be sold for approximately $289,100, which is net of costs of disposal such as broker fees.  As of September 30, 2005, these ten vessels have an aggregate book value, including vessel equipment and unamortized drydock, of approximately $186,381, which is anticipated to result in a gain on disposal of approximately $102,700.  These vessels have been reclassified as vessels held for sale as of September 30, 2005 and accordingly, no further depreciation and amortization will be recorded on them through the dates they are transferred to their new owner which is expected to occur between November 2005 and January 2006.

5.             LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
2004 Credit Facility:
Term Loan	$175,000	$205,000
Revolving Credit Facility	—	35,000
Senior Notes, net of discount	235,449	246,597
Total	$410,449	$486,597
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$370,449	$446,597

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

Concurrent with the closing of the 2004 Credit Facility, pursuant to which the Company borrowed $225,000 under the term loan and $290,000 under the revolving credit facility, the Company retired its existing First, Second and Third Credit Facilities described below (the “Refinancing”).  In addition, each of our subsidiaries which have an ownership interest in any vessel that is secured by the 2004 Credit Facility has provided unconditional guaranties of all amounts owing under the 2004 Credit Facility.

Upon consummating the Refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7,886 was written off as a non-cash charge in July 2004.  This non-cash charge is classified as other expense on the statement of operations.

As of September 30, 2005, the Company had $175,000 outstanding on the term loan and nothing outstanding on the revolving loan.  The 2004 Credit Facility is secured by all of the ships in the Company’s 43 vessel fleet (including ten Suezmax vessels held for sale) and cash held in escrow.  At September 30, 2005, the carrying value of the 33 vessels that are not held for sale was $901,547, the carrying value of the ten Suezmax vessels held for sale was $186,381 and $13,050 cash held in escrow.

In August and October 2004, the Company sold four single-hull Suezmax vessels.  Pursuant to an amendment to the 2004 Credit Facility, the Company is permitted, until August 2005 to substitute as collateral future vessel acquisitions with a fair value equivalent to the vessels sold.  Had this amendment not been agreed to, the Company would, upon the sale of these four vessels, have had to repay $13,050 associated with the $225,000 term loan and the $600,000 revolving credit facility would have been permanently reduced by $35,194.  In accordance with amendments to the 2004 Credit Facility, the Company placed $13,050 in escrow which will be returned to the Company if collateral is substituted as described above. This amount of cash held in escrow is classified as Other assets on the Company’s balance sheet.  If such collateral is not fully provided, on August 31, 2006, the remaining amount held in the escrow account will be used to repay a portion of the term loan.  With respect to the revolving credit facility, $35,194 is currently not available to be drawn until such substitute collateral is provided.  To the extent substitute collateral is not provided by August 31, 2006, the revolving credit facility will be permanently reduced.

The terms and conditions of the 2004 Credit Facility require compliance with certain restrictive covenants, which the Company feels are consistent with loan facilities incurred by other shipping companies. Under this credit facility, the Company is required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  In addition, the 2004 Credit Facility, as amended, permits the Company to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. Such amount will be reduced to the extent that the aggregate amount permitted to be paid for dividends for all fiscal quarters since January 1, 2005 is a negative amount.  However, the Company would not be permitted to pay dividends if certain significant defaults as defined under the 2004 Credit Facility were to occur.  During the nine months ended September 30, 2005, the Company paid dividends of $100,905.

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

On March 11, 2003 in connection with 19 vessels acquired by the Company, the Company entered into commitments for $450,000 in credit facilities.  These credit facilities were comprised of a first priority $350,000 amortizing term loan (the “Third Credit Facility”) and a second priority $100,000 non-amortizing term loan (the “Second Priority Term Loan”).  Pursuant to the issuance of the Senior Notes described below, the Third Credit Facility was reduced to $275,000 (such reduction from $350,000 is treated as a prepayment of the first six installments due under this facility) and the Second Priority Term Loan was eliminated.  The Third Credit Facility was to mature on March 10, 2008, was to be repayable in 19 quarterly installments and bore interest at LIBOR plus 1.625%.  As of June 30, 2004, the Company had outstanding $233,812 on the Third Credit Facility.  This outstanding balance was repaid during the Refinancing on July 1, 2004.  The Company’s obligations under the Third Credit Facility were secured by 16 vessels.

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedged the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006.  The interest rate swap agreement entered into during October 2001 hedged the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through June 30, 2005.  As of September 30, 2005, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $13,500 and $12,500, respectively.  The Company has determined that, through June 30, 2005, these interest rate swap agreements, which effectively hedged the Company’s First and Second Credit Facilities continued to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility.  As of July 1, 2005, the Company stopped designating its interest rate swaps as a hedge.

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2005 and 2004 was $338 and $1,550, respectively.

The Company would have paid approximately $22 and $560 to settle all outstanding swap agreements based upon their aggregate fair values as of September 30, 2005 and December 31, 2004, respectively. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the Senior Notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations of the Company.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158.  The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends, and required the Company to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third facilities.  As of September 30, 2005, the discount on the Senior Notes is $3,051.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company).  These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation.  The parent company General Maritime Corporation has no independent assets or operations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

During September 2005, the Company’s management decided to repurchase $11,500 par value of the Senior Notes for $12,736.  At the time of their repurchase, the Senior Notes had a carrying value of $11,352, resulting in a loss of $1,384.  In addition, pursuant to the retirement of these Senior Notes, the Company wrote off $239 of unamortized Deferred financing costs relating to the March 2003 Senior Notes offering.  This aggregate loss of $1,623 is recorded as a component of Other expense on the Company’s statement of operations.

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

As of September 30, 2005, the Company is in compliance with all of the covenants under its 2004 Credit Facility and its Senior Notes.

Based on borrowings as of September 30, 2005, aggregate maturities under the Senior Notes and the 2004 Credit Facility are as follows:

PERIOD ENDING DECEMBER 31,	2004 Credit Facility	Senior Notes	TOTAL
2005 (October 1, 2005- December 31, 2005)	$10,000	$—	$10,000
2006	40,000	—	40,000
2007	40,000	—	40,000
2008	40,000	—	40,000
2009	45,000	—	45,000
Thereafter	—	238,500	238,500

	$175,000	$238,500	$413,500

Interest rates during the nine months ended September 30, 2005 ranged from 3.44% to 4.69% on the 2004 Credit Facility.

6.             DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2005, the Company is party to the following derivative financial instruments:

Interest rates.  The Company is party to two pay-fixed interest rate swap agreements that expire in June 2006 which, through June 30, 2005, effectively converted floating rate obligations to fixed rate instruments.  Effective during the third quarter of 2005, the Company has stopped designating its interest rate swaps as a hedge.  During the nine months ended September 30, 2005 and 2004, the Company recognized a derivative gain on cash flow hedge, a component of other comprehensive loss, to Accumulated other comprehensive loss of $545 and $1,510, respectively.  Because hedge accounting is no longer used as of September 30, 2005, Accumulated other comprehensive loss is $0.  The aggregate recorded liability in connection with the Company’s interest rate swaps as of September 30, 2005 and December 31, 2004 was $22 and $560, respectively, and is presented as a component of Derivative liability on the balance sheet..  The Company has recorded the aggregate net unrealized loss of $103, for the three and nine months ended September 30, 2005, which is classified as Other expense on the statement of operations.

Foreign currency.  The Company is party to a forward contract to acquire 5 million Euros on January 17, 2006 for $6,033.  Changes in the fair value of this forward contract subsequent to July 19, 2005 (at which time the fair value was $0) will be recorded as Other expense on the Company’s statement of operations.  The Company entered into this contract to guard against weakening in the dollar against the Euro.  As of September 30, 2005, the Company has recorded an asset of $23 related to the fair market value of this derivative financial instrument. The Company has recorded the aggregate net unrealized gain of $23, for the three and nine months ended September 30, 2005, which is classified as Other expense on the statement of operations.

Fuel.  During the three months ended September 30, 2005, the Company entered into a “costless collar” to obtain a quantity of fuel between $220/metric ton (“MT”) and $300/MT.  The Company uses this derivative as an economic hedge to the Company, but has not designated this derivative as a hedge for accounting purposes.  As such, changes in the fair value of the derivative are recorded to the Company’s statement of income each reporting period.  Under this agreement, the Company has a right to receive (call option) the amount by which the bunker price on a specified index exceeds $300/MT and an obligation to pay (put option) the amount by which $220/MT exceeds the bunker price on a specified index.  The term is for a notional 1,000 MT of bunkers per month for each month in the period between October 1, 2005 and March 31, 2006. As of September 30, 2005, the Company has recorded an asset of $120 related to the fair market value of this economic hedge. The Company has recorded the aggregate net unrealized gain of $120, for the three and nine months ended September 30, 2005, which is classified as Other expense on the statement of operations.

Freight rates.  During September 2005, the Company entered into three forward freight agreements (“FFA”). The Company uses FFAs as economic hedges to the Company, but has not designated FFA as hedges for accounting purposes, and, as such, changes in the fair value of FFAs are recorded to the Company’s statement of income each reporting period.   These FFAs involve contracts to provide a fixed number of theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR average rates received in the spot market by cargo type, crude oil and refined petroleum products, by trade route. The duration of a contract can be one month, quarterly or up to two years (currently our open positions extend to December 2005) with open positions settling on a monthly basis. The Company has taken short positions in FFA contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. At September 30, 2005, the FFAs had an aggregate notional value of $3,189 that extend to December 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of September 30, 2005, the Company has recorded a liability of $276 related to the fair market value of these economic hedges. The Company has recorded the aggregate net unrealized loss of $276, for the three and nine months ended September 30, 2005, which is classified as Other expense on the statement of operations.

A summary of the fair values of all of the Company’s derivative financial instruments as of September 30, 2005 are as follows:

Interest rate swap agreements	$(22)
5,000,000 Euro forward contract	23
Bunker collar	120
FFA contracts	(276)

Net liability	$(155)

7.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

Through April 2005, the Company rented office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month to month basis in the amount of $55. During the nine months ended September 30, 2005 and 2004, the Company expensed occupancy fees of $220 and $495, respectively.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of September 30, 2005.

During the nine months ended September 30, 2005 and 2004, the Company incurred fees for legal services aggregating $11 and $0, respectively, to the father of Mr. Peter Georgiopoulos, none of which is outstanding as of September 30, 2005.

In July 2004, the Company paid $200 of professional fees associated with its 2004 acquisitions described in Note 3 to American Marine Advisors, Inc., a company which has a senior vice president that is also a member of the Company’s board of directors.

During July 2005, Genco Shipping & Trading Limited (“Genco”), a company whose Chairman is Peter C. Georgiopoulos, chartered the Company’s corporate aircraft.  In October 2005, the Company billed Genco $113.

8.             STOCK OPTION PLAN

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

The following table summarizes stock option activity through September 30, 2005:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2001	—	$—	$—

Granted	860,000	$18.00	$8.50
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, December 31, 2001	860,000	$18.00	$8.50

Granted	143,500	$6.06	$3.42
Exercised	—
Forfeited	(590,000)	$18.00	$8.50
Outstanding, December 31, 2002	413,500	$13.86	$6.74

Granted	91,500	$10.35	$4.87
Exercised	(24,375)	$6.06	$3.42
Forfeited	(87,250)	$12.82	$4.66
Outstanding, December 31, 2003	393,375	$13.75	$6.97

Granted	20,000	$22.57	$11.22
Exercised	(186,850)	$15.15	$7.28
Forfeited	(13,500)	$16.86	$7.82
Outstanding, December 31, 2004	213,025	$13.68	$7.05

Granted	—
Exercised	(66,950)	$17.59	$8.33
Forfeited	(12,750)	$11.09	$5.29
Outstanding, September 30, 2005	133,325	$11.88	$6.57

The following table summarizes certain information about stock options outstanding as of September 30, 2005:

		Options Outstanding, September 30, 2005			Options Exercisable, September 30, 2005
				Weighted
				Average		Weighed
			Weighted	Remaining		Average
		Number of	Average	Contractual	Number of	Exercise
Range of Exercise Price		Options	Exercise Price	Life	Options	Price

$6.06		65,500	$6.06	7.2	1,000	$6.06
$9.98	- $14.58	23,375	$13.35	8.0	1,875	$11.51
$18.00	- $22.57	44,450	$19.67	6.8	29,450	$18.19

		133,325	$11.88	7.2	32,325	$17.43

9.             RESTRICTED STOCK AWARDS

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

On May 26, 2005, the Company granted a total of 4,800 shares of restricted common stock to four of the Company’s independent Directors. Restrictions on the restricted stock will lapse, if at all, on May 26, 2006 or the date of the Company’s 2006 Annual Meeting of Shareholders, whichever occurs first.  Restrictions on each director’s stock will also lapse in full upon such director’s death or disability or a change of control of the Company.  The value of these restricted shares aggregate $206 and will amortize $123 in 2005 and $83 in 2006.

10.          LEGAL PROCEEDINGS

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

The Company is cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the vessel’s log books, which could possibly be a violation of U.S. law, during prior year voyage(s) of the Genmar Ajax.  The Company received four additional subpoenas for supplemental information in connection with the investigation on or about January 18, 2005, March 30, 2005, April 21, 2005 and August 10, 2005, to which the Company has responded and produced documents in a timely manner.  Management does not believe that this matter will have a material effect on the Company.

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

11.          SUBSEQUENT EVENTS

On October 24, 2005, the Company’s Board of Directors announced that the Company will be paying a quarterly dividend of $0.25 per share on or about December 13, 2005 to shareholders of record as of November 29, 2005.  The aggregate amount of the dividend is expected to be $9,700, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

In October 2005, the Company’s Board of Directors approved a share repurchase program for up to a total of $200,000 of the Company’s common stock. The Board will review the program after eighteen months. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to the restricted payments covenant under the Company’s outstanding Senior Notes indenture and restrictions under our 2005 Credit Facility.

On October 26, 2005, we entered into a new $800 million revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders. The 2005 Credit Facility has been used to refinance the existing term borrowings under the Company’s 2004 Credit Facility described below.  The 2005 Credit Facility provides a four year non amortizing revolving loan with semi annual reductions of $44,500 beginning October 26, 2009 and a bullet reduction of $533,000 at the end of year seven.  Up to $50,000 of the 2005 Credit Facility will be available for the issuance of stand-by and trade letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility.

The 2005 Credit Facility permits the Company to pay out dividends under its current policy, repurchase shares of its common stock and repurchase the Company’s Senior Notes as the Company may so determine.  This facility allows the Company to pay dividends or repurchase our common stock in an amount not exceeding the net proceeds from the sale of certain non-collateralized vessels, including the ten Suezmax vessels the Company has classified as held for sale as of September 30, 2005.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion.  The facility will be collateralized by, among other things, the Company’s 17 double-hull vessels and its four new building Suezmax contracts, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels.  Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes will also provide unconditional guaranties of amounts owing under the 2005 Credit Facility.  The rest of the Company’s 16 vessels the Company will have in its fleet after the ten Suezmax vessels held for sale are sold will be unencumbered.  The Company expects to write off approximately $5,789 in the fourth quarter of 2005 related to the unamortized fees associated with the 2004 Credit Facility.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions included in the credit documents.  The various covenants in the 2005 Credit Facility are generally consistent with the types of covenants that were applicable under the 2004 Credit Facility.  These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend its governing documents or documents related to its Senior Notes, and merge, consolidate, or dispose of assets.  The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, net worth, and collateral maintenance.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

On November 3, 2005, the Company announced that it has agreed to sell six double-sided Aframax tankers to a single purchaser for $127,500 and one single-hull Aframax vessel to another purchaser for $18,500. The Company expects to realize an aggregate gain of $22,500 from the sales. The Company intends to utilize the proceeds to pay down debt and for corporate purposes which may include share repurchases; therefore the proceeds will be excluded in the calculation of the dividend for the applicable quarters. Deliveries of the six double-sided vessels are expected to take place from November 2005 through January 2006. Delivery of the single-hull Aframax vessel is expected to take place late November 2005.

On November 4, 2005, the Company repurchased $12,020 par value of the Senior Notes for $13,432.  The Company will record the aggregate loss of approximately $1,800 as a component of Other expense on the Company’s statement of operations during the fourth quarter of 2005.

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

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2005 and 2004.  You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized tanker fleets in the world. As of September 30, 2005 our fleet consisted of 43 wholly owned vessels comprised of 26 Aframax vessels (including the seven Aframax vessels we have agreed to sell between November 2005 and January 2006) and 17 Suezmax tankers (including ten Suezmax vessels we have classified as held for sale as of September 30, 2005 between November 2005 and January 2006), with a total cargo carrying capacity of 5.2 million deadweight tons. In addition, we have four newbuilding Suezmax tankers of which two are anticipated to be delivered during 2006, and one are anticipated to be delivered during each of 2007 and 2008.

On November 3, 2005, the Company announced that it has agreed to sell six double-sided Aframax tankers to a single purchaser for $127.5 million and one single-hull Aframax vessel to another purchaser for $18.5 million. The Company expects to realize an aggregate gain of $22.5 million from the sales. The Company intends to utilize the proceeds to pay down debt and for corporate purposes which may include share repurchases; therefore the proceeds will be excluded in the calculation of the dividend for the applicable quarters. Deliveries of the six double-sided vessels are expected to take place from November 2005 through January 2006. Delivery of the single-hull Aframax vessel is expected to take place late November 2005.

A summary of our vessel acquisitions and dispositions (including the ten Suezmax vessels to be sold) during 2003, 2004 and 2005 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Traveller	Acquired	Suezmax	March 11, 2003
Genmar Transporter	Acquired	Suezmax	March 12, 2003
Genmar Sky	Acquired	Suezmax	March 13, 2003
Genmar Orion	Acquired	Suezmax	March 24, 2003
Genmar Ocean	Acquired	Aframax	March 28, 2003
Kentucky	Sold	Aframax	March 31, 2003
Genmar Ariston	Acquired	Suezmax	April 4, 2003
Genmar Kestrel	Acquired	Suezmax	April 4, 2003
Genmar Centaur	Acquired	Suezmax	April 9, 2003
Genmar Spyridon	Acquired	Suezmax	April 15, 2003
Genmar Phoenix	Acquired	Suezmax	April 15, 2003
Genmar Baltic	Acquired	Aframax	April 16, 2003
Genmar Horn	Acquired	Suezmax	April 17, 2003
Genmar Prometheus	Acquired	Suezmax	April 17, 2003
Genmar Pacific	Acquired	Aframax	April 22, 2003
Genmar Argus	Acquired	Suezmax	April 24, 2003
Genmar Hope	Acquired	Suezmax	May 2, 2003
Genmar Gulf	Acquired	Suezmax	May 5, 2003
Genmar Princess	Acquired	Aframax	May 27, 2003
Genmar Progress	Acquired	Aframax	May 29, 2003
Genmar Pacific	Sold	Aframax	November 14, 2003
Genmar Ocean	Sold	Aframax	December 2, 2003
West Virginia	Sold	Aframax	December 11, 2003
Genmar Baltic	Sold	Aframax	February 4, 2004
Genmar Revenge	Acquired	Aframax	April 16, 2004
Genmar Honour	Acquired	Suezmax	April 21, 2004
Genmar Strength	Acquired	Aframax	May 3, 2004
Genmar Conqueror	Acquired	Suezmax	May 7, 2004
Genmar Defiance	Acquired	Aframax	June 4, 2004
Genmar Harriet	Sold	Suezmax	August 9, 2004
Genmar Traveller	Sold	Suezmax	August 25, 2004
Genmar Centaur	Sold	Suezmax	August 27, 2004
Genmar Transporter	Sold	Suezmax	October 7, 2004
Genmar Alta	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Ariston	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Conqueror	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Honour	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Kestrel	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Macedon	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Prometheus	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Sky	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Spartiate	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Zoe	Held for Sale	Suezmax	Nov. 2005/Jan. 2006
Genmar Boss	To be Sold	Aframax	Nov. 2005/Jan. 2006
Genmar Commander	To be Sold	Aframax	Nov. 2005/Jan. 2006
Genmar Gabriel	To be Sold	Aframax	Nov. 2005/Jan. 2006
Genmar George	To be Sold	Aframax	Nov. 2005/Jan. 2006
Genmar Leonidas	To be Sold	Aframax	Nov. 2005/Jan. 2006
Genmar Nestor	To be Sold	Aframax	Nov. 2005/Jan. 2006
Genmar Sun	To be Sold	Aframax	Nov. 2005/Jan. 2006

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

INCOME STATEMENT DATA	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Voyage revenues	$114,403	$156,261	$411,520	$468,078
Voyage expenses	(37,950)	(32,789)	(101,581)	(88,607)
Net voyage revenues	76,453	123,472	309,939	379,471
Direct vessel expenses	20,802	22,808	65,132	72,837
General and administrative expenses	11,387	9,965	34,068	24,292
Depreciation and amortization	27,634	24,782	78,063	76,983
Gain on sale of vessels	—	(6,343)	—	(6,343)
Operating income	16,630	72,260	132,676	211,702
Net interest expense	7,611	9,717	23,028	29,200
Other expense	1,842	7,921	1,919	7,921
Net Income	$7,177	$54,622	$107,729	$174,581
Basic earnings per share	$0.19	$1.47	$2.89	$4.72
Diluted earnings per share	$0.19	$1.44	$2.83	$4.62
Weighted average shares outstanding, thousands	37,273	37,051	37,242	37,025
Diluted average shares outstanding, thousands	38,076	37,875	38,086	37,798

BALANCE SHEET DATA, at end of period
(Dollars in thousands)	September 30, 2005	December 31, 2004

Cash	$49,178	$46,921
Current assets, including cash	311,925	152,145
Total assets	1,362,779	1,427,261
Current liabilities, including current portion of long-term debt	85,870	84,120
Current portion of long-term debt	40,000	40,000
Total long-term debt, including current portion	410,449	486,597
Shareholders’ equity	903,694	890,426

OTHER FINANCIAL DATA	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2005	2004	2005	2004

EBITDA (1)	$42,422	$89,121	$208,820	$280,764
Net cash provided by operating activities	25,541	63,866	191,939	231,087
Net cash provided (used) by investing activities	(4,069)	6,557	(11,524)	(187,238)
Net cash provided (used) by financing activities	(54,902)	(80,069)	(178,158)	(40,306)
Capital expenditures
Vessel sales (purchases), including deposits	(3,318)	7,012	(7,193)	(182,641)
Drydocking or capitalized survey or improvement costs	(7,485)	(7,981)	(28,205)	(10,405)
Weighted average long-term debt	426,431	721,499	442,064	674,613
FLEET DATA
Total number of vessels at end of period	43	44	43	44
Average number of vessels (2)	43.0	45.6	43.0	44.4
Total voyage days for fleet (3)	3,563	3,935	10,768	11,725
Total time charter days for fleet	935	1,063	2,888	3,330
Total spot market days for fleet	2,628	2,872	7,880	8,395
Total calendar days for fleet (4)	3,956	4,199	11,739	12,159
Fleet utilization (5)	90.1%	93.7%	91.7%	96.4%
AVERAGE DAILY RESULTS
Time Charter Equivalent (6)	$21,457	$31,380	$28,783	$32,365
Direct vessel operating expenses per vessel (7)	5,258	5,433	5,548	5,991
General and administrative expense per vessel (8)	2,878	2,373	2,902	1,998
Total vessel operating expenses (9)	8,136	7,806	8,450	7,989
EBITDA	10,723	21,226	17,789	23,092

		Three months ended September 30,		Nine months ended September 30,
		2005	2004	2005	2004
EBITDA Reconciliation
Net Income		$7,177	$54,622	$107,729	$174,581
+	Net interest expense	7,611	9,717	23,028	29,200
+	Depreciation and amortization	27,634	24,782	78,063	76,983
	EBITDA	$42,422	$89,121	$208,820	$280,764

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

(7) Daily direct vessel operating expenses, or daily DVOE, is calculated by dividing direct vessel expenses, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs, by calendar days for the relevant time period.

(8) Daily general and administrative expense is calculated by dividing general and administrative expenses by calendar days for the relevant time period.

(9) Total Vessel Operating Expenses, or TVOE, is a measurement of our total expenses associated with operating our vessels.  Daily TVOE is the sum of daily DVOE, and daily general and administrative expenses.

Margin analysis for the indicated items as a percentage of net voyage revenues for the three and nine months ended September 30, 2005 and 2004 is set forth in the table below.

Income statement margin analysis

(% of net voyage revenues)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	27.2%	18.5%	21.0%	19.2%
General and administrative expenses	14.9%	8.1%	11.0%	6.4%
Depreciation and amortization	36.1%	20.1%	25.2%	20.3%
Operating income	21.8%	58.5%	42.8%	55.8%
Net interest expense	10.0%	7.9%	7.4%	7.7%
Other expense	2.4%	6.4%	0.6%	2.1%
Net income	9.4%	44.2%	34.8%	46.0%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA (Dollars in thousands, except share data)	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,

Voyage revenues	$114,403	$156,261	$411,520	$468,078
Voyage expenses	(37,950)	(32,789)	(101,581)	(88,607)
Net voyage revenues	$76,453	$123,472	$309,939	$379,471

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

VOYAGE REVENUES-Voyage revenues decreased by $41.8 million, or 26.8%, to $114.4 million for the three months ended September 30, 2004 compared to $156.2 million for the prior year period. Voyage revenues associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $33.8 million for the three months ended September 30, 2005 compared to $45.2 million for the prior year period.  This overall decrease is primarily due to the weaker spot market for Suezmax and Aframax vessels during the three months ended September 30, 2005 compared to the prior year period.  Additionally, voyage revenues reflect a charge of $4.4 million to increase reserves associated with estimated customer claims related to the time charter contracts of our nine OBO Aframax vessels during the three months ended September 30, 2005 compared to $1.5 million during the prior year period.  With the additional increase to our reserve we have established reserves we believe are adequate for claims relating to all of these vessels for all periods through September 30, 2005. However, if the charterer is successful in asserting these claims, they may be entitled to amounts in excess of our related reserves. We intend to contest these claims.  Also contributing to this decrease is a 9.5% decrease in vessel operating days to 3,563 days during the three months ended September 30, 2005 compared to 3,935 days during the prior year period.  This decrease in vessel operating days is attributable to a heavier drydocking schedule during the 2005 period as compared to 2004, as well as a 5.7% decrease in the average size of our fleet to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during 2005 compared to 45.6 vessels (26.0 Aframax, 19.6 Suezmax) during the prior year period.

VOYAGE EXPENSES-Voyage expenses increased $5.2 million, or 15.7%, to $38.0 million for the three months ended September 30, 2005 compared to $32.8 million for the prior year period.   Voyage expenses associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $12.6 million for the three months ended September 30, 2005 compared to $9.9 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for such voyage expenses as fuel and port costs.  $4.3 million of this overall increase relates to higher fuel costs during the three months ended September 30, 2005 compared to the 2004 period.  During the three months ended September 30, 2005, the number of days our vessels operated under spot charters decreased by 8.5% to 2,627days (1,145 days Aframax, 1,482 days Suezmax) from 2,872 days (1,278 days Aframax, 1,594 days Suezmax) during the prior year period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $47.0 million, or 38.1%, to $76.5 million for the three months ended September 30, 2005 compared to $123.5 million for the prior year period. Net voyage revenues associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $21.2 million for the three months ended September 30, 2005 compared to $35.3 million for the prior year period.  Approximately $35.8 million of this overall decrease is primarily the result of the overall weaker spot market during the three months ended September 30, 2005 compared to the prior year period, as well as the 9.5% decrease in the vessel operating days of our vessels during the 2005 period compared to the 2004 period.  Our average TCE rates decreased 31.6% to $21,457 during the three months ended September 30, 2005 compared to $31,380 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended September 30,		Increase
	2005	2004	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$17,275	$19,597	$(2,322)	-11.8%
Suezmax	—	—	—	n/m
Total	17,275	19,597	(2,322)	-11.8%

Spot charter:
Aframax	20,382	34,584	(14,202)	-41.1%
Suezmax	38,796	69,291	(30,495)	-44.0%
Total	59,178	103,875	(44,697)	-43.0%

TOTAL NET VOYAGE REVENUE	$76,453	$123,472	$(47,019)	-38.1%

Vessel operating days:
Time charter:
Aframax	936	1,063	(127)	-11.9%
Suezmax	—	—	—	n/m
Total	936	1,063	(127)	-11.9%

Spot charter:
Aframax	1,145	1,278	(133)	-10.4%
Suezmax	1,482	1,594	(112)	-7.0%
Total	2,627	2,872	(245)	-8.5%
TOTAL VESSEL OPERATING DAYS	3,563	3,935	(372)	-9.5%
AVERAGE NUMBER OF VESSELS	43.0	45.6	(2.6)	-5.7%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$18,456	$18,436	$20	0.1%
Suezmax	n/m	n/m	n/m	n/m
Combined	$18,456	$18,436	$20	0.1%

Spot charter:
Aframax	$17,801	$27,061	$(9,260)	-34.2%
Suezmax	$26,178	$43,470	$(17,292)	-39.8%
Combined	$22,527	$36,168	$(13,641)	-37.7%
TOTAL TCE	$21,457	$31,380	$(9,923)	-31.6%

We are constantly evaluating opportunities to increase the number of our vessels deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. As of September 30, 2005, 11 of our vessels are on time charter.  Our nine Aframax OBO vessels are on time charters with a single charterer which redeliver on various dates through the first half of 2006.  We receive approximately $19,700 per day on each of these contracts, before reduction for broker commissions and any performance claims.  We also have two double-hull Aframax vessels on time charter at daily rates, net of broker commissions, of $33,150 and $32,580 which expire in May 2006 and July 2006, respectively.

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $2.0 million, or 8.8%, to $20.8 million for the three months ended September 30, 2005 compared to $22.8 million for the prior year period. Direct vessel expenses associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $5.2 million for the three months ended September 30, 2005 compared to $5.3 million for the prior year period.  Part of this decrease can be attributed to continuing efforts of our technical department initiative toward containing expenses during the three months ended September 30, 2005 as compared to the 2004 period as well as the timing of certain purchases, maintenance and repair costs.  This decrease is also partially attributable to the fact that many of the vessels were recently drydocked, thus not incurring some of their normal direct vessel expenses.  Also contributing to this decrease is a 5.7%

decrease in the average size of our fleet to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during 2005 compared to 45.6 vessels (26.0 Aframax, 19.6 Suezmax) during the prior year period. On a daily basis, direct vessel expenses per vessel decreased by $175, or 3.2%, to $5,258 ($4,996 Aframax, $5,660 Suezmax) for the three months ended September 30, 2005 compared to $5,433 ($5,220 Aframax, $5,714 Suezmax) for the prior year period. On a daily basis, direct vessel expenses associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $5,619 for the three months ended September 30, 2005 compared to $5,810 for the prior year period.  This decrease is attributed to continuing efforts of our technical department initiative toward containing expenses during the three months ended September 30, 2005 as compared to the 2004 period as well as the timing of certain purchases, maintenance and repair costs.

We anticipate direct vessel expenses for the remainder of 2005 to be consistent with levels recognized during the nine months ended September 30, 2005, but we expect 2006 direct vessel expenses to decrease as the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 are removed from our fleet.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $1.4 million, or 14.3%, to $11.3 million for the three months ended September 30, 2005 compared to $9.9 million for the prior year period. This increase is comprised of the following:

(a) a $0.8 million increase in restricted stock amortization and salaries for our U.S.-based personnel for the three months ended September 30, 2005, which included amortization of restricted stock grants made in February, April and May 2005, compared to the prior year period.

(b) a $0.4 million increase in the costs of operating our foreign subsidiaries in Greece and the United Kingdom during the three months ended September 30, 2005 compared to the 2004 period, which reflects increases in personnel costs,

(c) a $0.2 million increase in occupancy costs during the three months ended September 30, 2005 compared to the 2004 period attributable to rent paid on both our former New York City office which we occupied until April 2005 and our new corporate headquarters for which our lease began in December 2004.

Daily general and administrative expenses per vessel increased $505, or 21.3%, to $2,878 for the three months ended September 30, 2005 compared to $2,373 for the prior year period.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey costs and loan fees, increased by $2.9 million, or 11.5%, to $27.6  million for the three months ended September 30, 2005 compared to $24.8 million for the prior year period. This increase is attributable to a $3.4 million increase in drydocking amortization described below.  This increase is partially offset by a $0.7 million decrease in vessel depreciation associated with 2004 depreciation on four single-hull Suezmax tankers during the third and fourth quarters of 2004.

Amortization of drydocking and other repair costs increased by $3.4 million, or 141%, to $5.8 million for the three months ended September 30, 2005 compared to $2.4 million for the prior year period. This increase includes amortization associated with $17.1 million of capitalized expenditures relating to our vessels for the year ended December 31, 2004.   This increase is primarily attributable to amortization recorded in 2005 of the $17.1 million of capitalized expenditures relating to our vessels for the year ended December 31, 2004, as well as amortization on a portion of the $28.2 million of capitalized expenditures relating to our vessels for the nine months ended September 30, 2005.  We anticipate that increases in amortization associated with drydocking vessels we acquired during 2003 and 2004 for the first time will be offset by the amortization of drydocking costs that we will no longer incur on the ten Suezmax vessels we are selling between November 2005 and January 2006.

In October 2005, we classified as held for sale as of September 30, 2005 ten Suezmax vessels and have classified these vessels as held for sale as of September 30, 2005.  Accordingly, no depreciation or amortization will be recorded on these vessels subsequent to September 30, 2005.  Vessel depreciation and drydock amortization attributable to these vessels during the three months ended September 30, 2005 was $5.3 million and $1.3 million, respectively.

GAIN ON SALE OF VESSELS- During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels in order to reduce the number of single-hull vessels in the Company’s fleet.  Three of these vessels were delivered to their new owner during August 2004 for aggregate net proceeds of approximately $63.5 million, resulting in a gain on sale of vessels of $6.3 million.

NET INTEREST EXPENSE-Net interest expense decreased by $2.1 million, or 21.7%, to $7.6 million for the three months ended September 30, 2004 compared to $9.7 million for the prior year period.  $0.6 million of this decrease is attributable an increase in interest capitalized on construction in progress on four Suezmax newbuilding contracts to $1.0 million during the three months ended September 30, 2005 compare to $0.4 million during the prior year period.  The remainder of the decrease is attributable to a decrease in our weighted average outstanding debt, including the Senior Notes, which decreased by 40.9% to $426.4 million for the three months ended September 30, 2005 compared to $721.5 million for the prior year period.

NET INCOME-Net income was $7.2 million for the three months ended September 30, 2005 compared to net income of $54.6 million for the prior year period.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

VOYAGE REVENUES-Voyage revenues decreased by $56.6 million, or 12.1%, to $411.5 million for the nine months ended September 30, 2005 compared to $468.1 million for the prior year period. Voyage revenues associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $112.0 million for the nine months ended September 30, 2005 compared to $125.6 million for the prior year period.  This overall decrease is primarily due to the weaker spot market for Suezmax and Aframax vessels during the nine months ended September 30, 2004 compared to the prior year period.  Additionally, voyage revenues reflect a charge of $4.7 million to increase reserves associated with estimated customer claims related to the time charter contracts of our nine OBO Aframax vessels during the nine months ended September 30, 2005 compared to $1.5 million during the prior year period.  Also contributing to this decrease is an 8.2% decrease in vessel operating days to 10,768 days during the nine months ended September 30, 2005 compared to 11,725 days during the prior year period.  This decrease in vessel operating days is attributable to a heavier drydocking schedule during the 2005 period as compared to 2004, as well as a 3.2% decrease in the average size of our fleet to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during 2005 compared to 44.4 vessels (24.7 Aframax, 19.7 Suezmax) during the prior year period.

VOYAGE EXPENSES-Voyage expenses increased by $13.0 million, or 14.6%, to $101.6 million for the nine months ended September 30, 2005 compared to $88.6 million for the prior year period. Voyage expenses associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $30.3 million for the nine months ended September 30, 2005 compared to $25.5 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for such voyage expenses as fuel and port costs.  $8.7 million of this overall increase relates to higher fuel costs during the nine months ended September 30, 2005 compared to the 2004 period.  In addition, during the nine months ended September 30, 2005, we incurred $4.1 million higher cost than in the prior year period relating to Suez Canal transit costs.  This overall increase in voyage expenses occurred in spite of a decrease in the number of days our vessels operated under spot charters.  During the nine months ended September 30, 2005, the number of days our vessels operated under spot charters decreased by 6.1% to 7,879 days (3,600 days Aframax, 4,279 days Suezmax) from 8,395 days (3,517 days Aframax, 4,878 days Suezmax) during the prior year period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $69.5 million, or 18.3%, to $310.0 million for the nine months ended September 30, 2005 compared to $379.5 million for the prior year period. Net voyage revenues associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $81.7 million for the nine months ended September 30, 2005 compared to $100.1 million for the prior year period.  Approximately $41.3 million of this decrease is the result of the overall weaker spot market during the nine months ended September 30, 2005 compared to the prior year period, as well as an 8.2% decrease in the number of vessel operating days during the nine months ended September 30, 2005 compared to the prior year period.  Our average TCE rates decreased 11.1% to $28,783 compared to $32,265 for these same periods.

The following table includes additional data pertaining to net voyage revenues:

	Nine months ended September 30,		Increase
	2005	2004	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	57,788	$62,960	$(5,172)	-8.2%
Suezmax	—	3,785	(3,785)	-100.0%
Total	57,788	66,745	(8,957)	-13.4%

Spot charter:
Aframax	92,760	102,961	(10,201)	-9.9%
Suezmax	159,391	209,765	(50,374)	-24.0%
Total	252,151	312,726	(60,575)	-19.4%

TOTAL NET VOYAGE REVENUE	$309,939	$379,471	$(69,532)	-18.3%

Vessel operating days:
Time charter:
Aframax	2,889	3,141	(252)	-8.0%
Suezmax	—	189	(189)	-100.0%
Total	2,889	3,330	(441)	-13.2%

Spot charter:
Aframax	3,600	3,517	83	2.4%
Suezmax	4,279	4,878	(599)	-12.3%
Total	7,879	8,395	(516)	-6.1%
TOTAL VESSEL OPERATING DAYS	10,768	11,725	(957)	-8.2%
AVERAGE NUMBER OF VESSELS	43.0	44.4	(1.4)	-3.2%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$20,002	$20,051	$(49)	-0.2%
Suezmax	n/m	$20,026	n/m	n/m
Combined	$20,002	$20,044	$(42)	-0.2%

Spot charter:
Aframax	$25,767	$29,275	$(3,508)	-12.0%
Suezmax	$37,249	$43,002	$(5,753)	-13.4%
Combined	$32,003	$37,251	$(5,248)	-14.1%
TOTAL TCE	$28,783	$32,365	$(3,582)	-11.1%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs decreased by $7.7 million, or 10.6%, to $65.1 million for the nine months ended September 30, 2005 compared to $72.8 million for the prior year period.  Direct vessel expenses associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $16.4 million for the nine months ended September 30, 2005 compared to $15.9 million for the prior year period.  This decrease can be attributed to a decrease in crewing costs and maintenance and repairs during the nine months ended September 30, 2005 as compared to the 2004 period as well as the timing of certain purchases and of certain maintenance and repair costs.  In addition, the 2005 period is affected by cost control initiatives we began in 2004.  In addition, a portion of the decrease in direct vessel expenses for the nine months ended September 30, 2005 is a 3.2% reduction in the size of our fleet as compared to the 2004 period.  On a daily basis, direct vessel expenses per vessel decreased by $443, or 7.4%, to $5,548 ($5,306 Aframax, $5,919 Suezmax) for the nine months ended September 30, 2005 compared to $5,991 ($5,630 Aframax, $6,444 Suezmax) for the prior year period.  On a daily basis, direct vessel expenses associated with the ten Suezmax vessels we have classified as held for sale as of September 30, 2005 were $6,021 for the nine months ended September 30, 2005 compared to $6,369 for the prior year period.  This decrease can be attributed to a decrease in crewing costs and maintenance and repairs during the nine months ended September 30, 2005 as compared to the 2004 period as well as the timing of certain purchases and of certain maintenance and repair costs.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $9.8 million, or 40.2%, to $34.1 million for the nine months ended September 30, 2005 compared to $24.3 million for the prior year period.  This increase is comprised of the following:

(a) a $4.4 million increase in restricted stock amortization, salaries and bonus accruals for our U.S.-based personnel for the nine months ended September 30, 2005, which included amortization of restricted stock grants made in February, April and May 2005, compared to the 2004 period,

(b) a $1.8 million increase in the costs of operating our foreign subsidiaries in Greece, Portugal and the United Kingdom during the nine months ended September 30, 2005 compared to the 2004 period, which is primarily attributable to our office in Portugal which we did not acquire until April 2004 and increases in personnel at our offices in Greece and the United Kingdom,

(c) a $1.1 million increase in the lease payments and operating expenses associated with our lease of an aircraft during the nine months ended September 30, 2005 compared to the 2004 period reflecting a full period’s usage of the aircraft during the nine months ended September 30, 2005 which we began leasing in February 2004,

(d) a $0.7 million increase in professional fees during the nine months ended September 30, 2005 compared to the 2004 period attributable to professional fees associated with Sarbanes-Oxley 404 compliance and senior executive employment agreements, and

(e) a $0.6 million increase in occupancy costs during the nine months ended September 30, 2005 compared to the 2004 period attributable to rent paid on both our former New York City office which we occupied until April 2005 and our new corporate headquarters for which our lease began in December 2004.

Daily general and administrative expenses per vessel increased $904, or 45.2%, to $2,902 for the nine months ended September 30, 2005 compared to $1,998 for the prior year period.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey costs and loan fees, increased by $1.1 million, or 1.4%, to $78.1 million for the nine months ended September 30, 2005 compared to $77.0 million for the prior year period. This increase is attributable to a $3.8 million increase in drydocking amortization described below.  Vessel depreciation decreased by $2.6 million during the nine months ended September 30, 2005 as compared to the prior year period due to the sale of four single-hull Suezmax tankers during the third and fourth quarters of 2004.

Amortization of drydocking and other repair costs increased by $3.8 million, or 41%, to $12.9 million for the nine months ended September 30, 2005 compared to $9.1 million for the prior year period. This increase is primarily attributable to amortization recorded in 2005 of the $17.1 million of capitalized expenditures relating to our vessels for the year ended December 31, 2004, as well as amortization on a portion of the $28.2 million of capitalized expenditures relating to our vessels for the nine months ended September 30, 2005.

GAIN ON SALE OF VESSELS- During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels in order to reduce the number of single-hull vessels in the Company’s fleet.  Three of these vessels were sold during August 2004 for aggregate net proceeds of approximately $63.5 million, resulting in a gain on sale of vessels of $6.3 million.

NET INTEREST EXPENSE-Net interest expense decreased by $6.2 million, or 21.1%, to $23.0 million for the nine months ended September 30, 2005 compared to $29.2 million for the prior year period.  $2.2 million of this decrease is attributable an increase in interest capitalized on construction in progress on four Suezmax newbuilding contracts to $2.6 million during the nine months ended September 30, 2005 compare to $0.4 million during the prior year period.  The remainder of the decrease is attributable to a decrease in our weighted average outstanding debt, including the Senior Notes, which decreased by 34.5% to $442.1 million for the nine months ended September 30, 2005 compared to $674.6 million for the prior year period.

NET INCOME-Net income was $107.7 million for the nine months ended September 30, 2005 compared to net income of $174.6 million for the prior year period.

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

Dividend Policy

On January 26, 2005 we announced that our Board of Directors had initiated a cash dividend policy. Under the policy, we plan to declare quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after interest expense and reserves, as established by the Board of Directors.  These reserves, which the Board of Directors expects to review on at least an annual basis, will take into account normal maintenance and drydocking of existing vessels as well as capital expenditures for vessel acquisitions to ensure the indefinite renewal of our fleet.  Our Board of Directors has determined that the maintenance and renewal capital expenditure reserve will be $100 million in 2005.  Our Board of Directors expects to review these reserves from time to time and at least annually, taking into account the remaining useful life and asset value of the fleet, among other factors.  We intend to utilize proceeds from ten Suezmax vessels to be sold as announced on October 18, 2005 to pay down debt, and therefore such proceeds will be excluded in the calculation of our dividend for the applicable quarters.

On June 13, 2005, we paid $68.4 million of dividends to our shareholders relating to the quarter ended March 31, 2005.  On September 7, 2005, we paid $32.5 million of dividends to or shareholders relating to the quarter ended June 30, 2005.  On October 24, 2005, our Board of Directors announced that we will be paying a quarterly dividend of $0.25 per share on or about December 13, 2005 to the shareholders of record as of November 29, 2005.  The aggregate amount of the dividend is expected to be $9.7 million, which we anticipate will be funded from cash on hand at the time payment is to be made.

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

Share Repurchase Program

In October 2005, the Company’s Board of Directors approved a share repurchase program for up to a total of $200 million of the Company’s common stock. The Board will review the program after eighteen months. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to the restricted payments covenant under the Company’s outstanding Senior Notes indenture and the terms of our 2005 Credit Facility, which are described in further detail below.

Debt Financings

2005 Credit Facility

On October 26, 2005, we entered into a new $800 million revolving credit facility, or the 2005 Credit Facility, with a syndicate of commercial lenders consisting of Nordea Bank Finland plc, New York Branch, DnB NOR Bank ASA, New York branch, and HSH Nordbank AG. The 2005 Credit Facility has been used to refinance the existing term borrowings under the Company’s 2004 Credit Facility described below.  The 2005 Credit Facility provides a four year non amortizing revolving loan with semi annual reductions of

$44.5 million beginning October 26, 2009 and a bullet reduction of $533 million at the end of year seven.  Up to $50 million of the 2005 Credit Facility will be available for the issuance of stand-by and trade letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility.

The 2005 Credit Facility permits the Company to pay out dividends under its current policy, repurchase shares of its common stock and repurchase the Company’s Senior Notes as the Company may so determine.  This facility allows us pay dividends or repurchase our common stock in an amount not exceeding our net proceeds from the sale of certain non-collateralized vessels, including the ten Suezmax vessels we announced on October 18, 2005 to be sold.  Our use of the 2005 Credit Facility or other capital resources for these purposes will depend on our assessment of such factors as market conditions and our capital needs.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points)  on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion.  The facility will be collateralized by, among other things, the Company’s 17 double-hull vessels and its four new building Suezmax contracts, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels.  Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes will also provide unconditional guaranties of amounts owing under the 2005 Credit Facility.  The rest of the Company’s nine vessels the Company will have in its fleet after the ten Suezmax vessels held for sale and the seven Aframax vessels we have agreed to sell are sold will be unencumbered.  The Company expects to write off approximately $5.8 million in the fourth quarter of 2005 related to the unamortized fees associated with the 2004 Credit Facility.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions included in the credit documents.  The various covenants in the 2005 Credit Facility are generally consistent with the types of covenants that were applicable under the 2004 Credit Facility.  These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend its governing documents or documents related to its Senior Notes, and merge, consolidate, or dispose of assets.  The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, net worth, and collateral maintenance.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

2004 Credit Facility — Refinanced by the 2005 Credit Facility

On July 1, 2004, we closed on an $825 million senior secured bank financing facility, or the 2004 Credit Facility, consisting of a term loan of $225 million and a revolving loan of $600 million.  The term loan was to have a five year maturity at a rate of LIBOR plus 1.0% and was to amortize on a quarterly basis with 19 payments of $10 million and one payment of $35 million.  The revolving loan component, which does not amortize, was to have a five year maturity at a rate of LIBOR plus 1.0% on the used portion and a 0.5% commitment fee on the unused portion.   The 2004 Credit Facility was secured by all of the ships in the Company’s 43 vessel fleet (including ten Suezmax vessels held for sale) and cash held in escrow.  At September 30, 2005, the carrying value of the 33 vessels that are not held for sale was $901.5 million the carrying value of the ten Suezmax vessels held for sale was $186.4 million and $13.1 million cash held in escrow.

Concurrent with the closing of the 2004 Credit Facility, pursuant to which we borrowed $225 million under the term loan and $290 million under the revolving credit facility, we retired our existing First, Second and Third Credit Facilities, described below, in a series of transactions we refer to as the 2004 Refinancings.  In addition, each of our subsidiaries which have an ownership interest in any vessel that is secured by the 2004 Credit Facility has provided unconditional guaranties of all amounts owing under the 2004 Credit Facility.

During August and October 2004, we sold four vessels (Genmar Harriet, Genmar Centaur, Genmar Traveller and Genmar Transporter) that were part of the collateral of the 2004 Credit Facility.  Pursuant to amendments to the 2004 Credit Facility, we are permitted, until August 2006 to substitute as collateral future vessel acquisitions with a fair value equivalent to the vessels sold.  Had this amendment not been agreed to, we would, upon the sale of the four vessels in August and October 2004, have had to repay approximately $13.1 million associated with the $225 million term loan and the $600 million revolving credit facility would have been permanently reduced by approximately $35.2 million.  In accordance with amendments to the 2004 Credit Facility, we placed approximately $13.1 million in escrow which will be returned to us if collateral is substituted as described above.  This amount of cash held in escrow is classified as other assets on our balance sheet.  If such collateral had not been not fully provided, on August 31, 2006, the remaining amount held in the escrow account would have had to be used to repay a portion of the term loan.  With respect to the revolving credit facility, approximately $35.2 million is currently not available to be drawn until such substitute collateral is provided.  To the extent substitute collateral had not been provided by August 31, 2006, the revolving credit facility would have been permanently reduced.

The terms and conditions of the 2004 Credit Facility required compliance with certain restrictive covenants, which we felt were consistent with loan facilities incurred by other shipping companies. Under this credit facility, we were required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital.  In addition, the 2004 Credit Facility permitted us to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by our Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. Such amount had been reduced to the extent that the aggregate amount permitted to be paid for dividends for all fiscal quarters since January 1, 2005 is a negative amount.  However, we would not have been permitted to pay dividends if certain significant defaults as defined under the 2004 Credit Facility were to occur.  During the nine months ended September 30, 2005, we paid $100.9 million of dividends.

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

Interest Rate Swap Agreements

In August and October 2001, we entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates.  At their inception, these swaps had notional principal amounts equal to 50% of our outstanding term loans under its First and Second Credit Facilities.  The notional principal amounts amortize at the same rate as the term loans.  The interest rate swap agreement entered into during August 2001 hedged the First Credit Facility, described above, to a fixed rate of 6.25%.  This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged the Second Credit Facility, described above, to a fixed rate of 5.485%.  This swap agreement terminates on June 27, 2006.  As of September 30, 2005, the outstanding notional principal amounts on the swap agreements entered into during August 2001 and October 2001 are $13.5 million and $12.5 million, respectively.  The Company has determined that, through June 30, 2005, these interest rate swap agreements, which effectively hedged the Company’s First and Second Credit Facilities continued to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility.  As of July 1, 2005, the Company stopped designating its interest rate swaps as a hedge.  The Company will not designate these interest rate swaps as a hedge against the 2005 Credit Facility.

Senior Notes

On March 20, 2003, we issued $250 million of 10% Senior Notes which are due March 15, 2013.  Interest is paid on the Senior Notes each March 15 and September 15.  The Senior Notes are general unsecured, senior obligations.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246.2 million.  The Senior Notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, to merge or undergo other changes of control and to pay dividends.  As of September 30, 2005, the discount on the Senior Notes is $3.1 million.  This discount is being amortized as interest expense over the term of the senior notes using the effective interest method.  The Senior Notes are guaranteed by all of our present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by us).  These guarantees are full and unconditional and joint and several with us, General Maritime Corporation, the parent company.  We, as the parent company, have no independent assets or operations.  Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

During September 2005, we decided to repurchase $11.5 million par value of the Senior Notes for $12.7 million.  At the time of their repurchase, the Senior Notes had a carrying value of $11.4 million, resulting in a loss of $1.3 million.  In addition, pursuant to the retirement of these Senior Notes, we wrote off $0.2 million of unamortized Deferred financing costs relating to the March 2003 Senior Notes offering.  This aggregate loss of $1.6 million is recorded as a component of Other expense on our statement of operations.  During November 2005, we repurchased $12.0 million par value of Senior Notes for $13.4 million and we may repurchase additional Senior Notes from time to time in the future.

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

As of September 30, 2005, we are in compliance with all of the covenants under our 2004 Credit Facility and our Senior Notes.

The total outstanding amounts as of September 30, 2005 associated with our 2004 Credit Facility and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)
AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
2004 Credit Facility	$175,000	June 2009
Senior Notes	238,500	March 2013

Cash and Working Capital

Cash increased to $49.2 million as of September 30, 2005 compared to $46.9 million as of December 31, 2004.  Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $226.1 million as of September 30, 2005 compared to $68.0 million as of December 31, 2004. The current portion of long-term debt included in our current liabilities was $40.0 million as of both September 30, 2005 and December 31, 2004.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 17.0% to $191.9 million for the nine months ended September 30, 2005, compared to $231.2 million for the prior year period. This decrease is primarily attributable to a decrease in net income of $66.9 million to $107.7 million for the nine months ended September 30, 2005 compared to $174.6 million for the prior year period as well as a $17.8 million increase in deferred drydock costs incurred during the nine months ended September 30, 2005 compared to the prior year period, partially offset by a $49.8 million decrease in amounts due from charterers during the nine months ended September 30, 2005.

Cash Flows from Investing Activities

Net cash used by investing activities was $11.5 million for the nine months ended September 30, 2005 compared to $187.2 million for the prior year period.  During the nine months ended September 30, 2005, we paid $4.3 million for fixed assets (primarily for furnishings of our new office in New York City) and $7.2 million for construction in progress on our newbuildings (including $2.6 million of capitalized interest).  During the nine months ended September 30, 2004, we expended $182.3 million for five vessels and $77.0 million for four newbuilding contracts (including $0.4 million of capitalized interest) and we received $73.9 million of proceeds from the sale of three Suezmax vessels and one Aframax vessel.

Cash Flows from Financing Activities

Net cash used by financing activities was $178.2 million for the nine months ended September 30, 2005 compared to $40.3 million for the prior year period.  The change in cash used by financing activities relates to the following:

•                  Principal repayments of long-term debt associated with permanent debt repayments were $30.0 million under our 2004 Credit Facility for the nine months ended September 30, 2005 and were $49.0 million under our First, Second and Third Credit Facilities for the nine months ended September 30, 2004.

•                  During the nine months ended September 30, 2005 we repaid $35.0 million of revolving debt associated with our 2004 Credit Facility; during the nine months ended September 30, 2004, we repaid $42.0 million of revolving debt associated with our First, Second and 2004 Credit Facilities.

•                  During the nine months ended September 30, 2005 we paid $12.7 million to retire $11.5 million par value of our Senior Notes.

•                  During the nine months ended September 30, 2005 we paid $100.9 million of dividends to our shareholders.

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

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys.  During 2005, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on approximately 19 vessels and that the expenditures to perform these drydocks or significant in-water surveys will aggregate approximately $33 million.  During the nine months ended September 30, 2005, we paid $28.2 million of drydock costs.  The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts.  The purchase price of these contracts aggregate $67.2 million which was paid to the seller of those contracts.  Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts.  As of September 30, 2005, we are required to pay an additional aggregate amount of $148.5 million through the completion of construction of these four Suezmax tankers delivery of which is expected to occur between March 2006 and January 2008.  The installments that comprise this $148.5 million are payable as follows: $2.2 million in 2005, $71.3 million in 2006, $42.4 million in 2007, and $32.6 million in 2008.

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

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

	Total	2005*	2006	2007	2008	2009	Thereafter
Debt payments	$413.5	$10.0	$40.0	$40.0	$40.0	$45.0	$238.5
Fixed interest expense- Senior Notes	178.9	6.0	23.9	23.9	23.9	23.9	77.3
Newbuilding installments	148.5	2.2	71.3	42.4	32.6	—	—
Aircraft lease	5.0	0.4	1.5	1.5	1.5	0.1	—
Senior officer employment agreements	5.6	0.5	1.9	1.9	0.7	0.6	—
New York office lease	21.3	0.3	1.3	1.3	1.3	1.3	15.8
Total commitments	$772.8	$19.4	$139.9	$111.0	$100.0	$70.9	$331.6

* Denotes the three month period from October 1, 2005 to December 31, 2005.

Off-Balance-Sheet Arrangements

As of September 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

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

As of September 30, 2005 we have taken short positions in three FFA contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters.  At September 30, 2005, the FFA had an aggregate notional value of $3.2 million that extend to December 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of September 30, 2005, we have recorded a liability of $0.3 million related to the fair market value of these economic hedges. We have recorded the aggregate net unrealized loss of $0.3 million, for the three and nine months ended September 30, 2005, which is classified as Other expense on the statement of operations.

As of September 30, 2005 we are party to a forward contract to acquire 5.0 million Euros on January 17, 2006 for $6.0 million.  Changes in the fair value of this forward contract subsequent to July 19, 2005 (at which time the fair value was $0) will be recorded as Other expense on our statement of operations. As of September 30, 2005, we have recorded an asset of $23,000 related to the fair market value of this economic hedge. We have recorded the aggregate net unrealized gain of $23,000, for the three and nine months ended September 30, 2005, which is classified as Other expense on the statement of operations.

As of September 30, 2005, we are party to a “costless collar” between $220/MT and $300/MT.  We use this derivative as an economic hedge against rising fuel prices, but have not designated this derivative as a hedge for accounting purposes.  As such, changes in the fair value of the derivative are recorded to our statement of income each reporting period.  Under this agreement, we have a right to receive (call option) the amount by which the bunker price on a specified index exceeds $300/MT and an obligation to pay (put option) the amount by which $220/MT exceeds the bunker price on a specified index.  The term is for a notional 1,000 MT of bunkers per month for each month in the period between October 1, 2005 and March 31, 2006. As of September 30, 2005, we have recorded an asset of $0.1 million related to the fair market value of this economic hedge. The Company has recorded the aggregate net unrealized gain of $0.1 million, for the three and nine months ended September 30, 2005, which is classified as Other expense on the statement of operations.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past four years ended September 30, 2005. To the extent that some voyage revenues become uncollectable, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2005, we provided a reserve of approximately 12% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase of this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions.  We have a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At September 30, 2005, we had $175.0 million of floating rate debt with a margin over LIBOR of 1.0% compared to $240.0 million as of December 31, 2004.  Until July 1, 2005, we used interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2005 and December 31, 2004, we were party to interest rate swap agreements having aggregate notional amounts of $26.0 million and $45.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of September 30, 2005 the fair value of these swaps was a net liability to us of $22,000. A one percent increase in LIBOR would increase interest expense on the portion of our $175.0 million outstanding floating rate indebtedness that is not hedged by approximately $1.8 million per year from September 30, 2005.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the nine months ended September 30, 2005, at least 15% of the Company’s direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.0 million for the nine months ended September 30, 2005.  As of September 30, 2005, we had on hand approximately 6.8 million Euros which we acquired during June 2005 and September 2005 to make Euro denominated payments as they come due during the second half of 2005.

In addition, on July 19, 2005, the Company entered into a forward contract to acquire 5.0 million Euros on January 17, 2006 for $6.0 million.  We entered into this contract to guard against weakening in the dollar against the Euro.

We believe that the Euros we currently own and those we are committed to purchase in January 2006 will be sufficient to pay all of our Euro-denominated expenditures through June 2006.

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

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we reported that we are cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the vessel’s log books, which could possibly be a violation of U.S. law, during prior year voyage(s) of the Genmar Ajax.  We received four additional subpoenas for supplemental information in connection with the investigation on or about January 18, 2005, March 30, 2005, April 21, 2005 and August 10, 2005, to which we have responded and produced documents in a timely manner.  We do not believe that this matter will have a material effect on the Company.

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

For the quarter ended September 30, 2005, we increased our reserve for customer claims by $4.4 million on account of the 24 month time charter contracts for our nine OBO Aframax vessels.  These arrangements require that the vessels meet specified speed and bunker consumption standards. The charterer has asserted claims for eight vessels for the first 12 months of their charter based upon an assertion that the vessels did not meet these standards during some periods. The charterer may make further claims under the contracts. With the additional increase to our reserve we have established reserves we believe are adequate for claims relating to all of these vessels for all periods through September 30, 2005. However, if the charterer is successful in asserting these claims, they may be entitled to amounts in excess of our related reserves. We intend to contest these claims.

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

ITEM 6.                                                       EXHIBITS

Exhibit	Description (1)

10.1	Employment Agreement dated April 5, 2005, between General Maritime Corporation and Peter C. Georgiopoulos. (2)

10.2	Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Corporation and Peter C. Georgiopoulos. (2)

10.3	Employment Agreement dated April 22, 2005 between General Maritime Management LLC and John P. Tavlarios. (3)

10.4	Employment Agreement dated April 22, 2005 between General Maritime Corporation and Jeffrey D. Pribor. (3)

10.5	Employment Agreement dated April 22, 2005 between General Maritime Corporation and John C. Georgiopoulos. (3)

10.6	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (3)

10.7	Company’s 2001 Stock Incentive Plan (as amended and restated on May 26, 2005). (4)

10.8	Form of Memorandum of Agreement dated as of October 14, 2005 between subsidiaries of General Maritime Corporation and affiliates of Tanker Pacific Management (Singapore) Pte Ltd.

10.9

Credit Agreement dated as of October 26, 2005 among General Maritime Corporation, Various Lenders and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Collateral Agent under the Security Documents.

10.10	Subsidiaries Guaranty, dated as of October 31, 2005, among the Guarantors set forth on the signature page thereto and Nordea Bank Finland plc, New York Branch, as Administrative Agent.

10.11	Pledge and Security Agreement dated as of October 31, 2005, among the Pledgors set forth on the signature page thereto and Nordea Bank Finland plc, New York Branch, as Collateral Agent.

10.12

Control Agreement Regarding Deposit Accounts dated as of October 31, 2005, among the Assignors set forth on the signature page thereto and Nordea Bank Finland plc, New York Branch, as Collateral Agent and Deposit Account Bank.

10.13	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to Credit Agreement, dated October 26, 2005.

10.14	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to Credit Agreement, dated October 26, 2005.

10.15

Agreement Regarding Limited Liability Company Interests dated as of October 31, 2005, among General Maritime Corporation and GMR Administration Corp., as Pledgors, Nordea Bank Finland plc, New York Branch, as Pledgee, and GMR Newbuilding 1, LLC, as the Issuer.

10.16

Agreement Regarding Limited Liability Company Interests dated as of October 31, 2005, among General Maritime Corporation and GMR Administration Corp., as Pledgors, Nordea Bank Finland plc, New York Branch, as Pledgee, and GMR Newbuilding 2, LLC, as the Issuer.

10.17

Agreement Regarding Limited Liability Company Interests dated as of October 31, 2005, among General Maritime Corporation and GMR Administration Corp., as Pledgors, Nordea Bank Finland plc, New York Branch, as Pledgee, and GMR Newbuilding 3, LLC, as the Issuer.

10.18

Agreement Regarding Limited Liability Company Interests dated as of October 31, 2005, among General Maritime Corporation and GMR Administration Corp., as Pledgors, Nordea Bank Finland plc, New York Branch, as Pledgee, and GMR Newbuilding 4, LLC, as the Issuer.

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

(2)                                  Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005.

(3)                                  Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

(4)                                  Incorporated by reference to General Maritime’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: November 9, 2005	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos

Chairman, Chief Executive Officer, and President

Exhibit Index

Exhibit	Description (1)

10.1	Employment Agreement dated April 5, 2005, between General Maritime Corporation and Peter C. Georgiopoulos. (2)

10.2	Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Corporation and Peter C. Georgiopoulos. (2)

10.3	Employment Agreement dated April 22, 2005 between General Maritime Management LLC and John P. Tavlarios. (3)

10.4	Employment Agreement dated April 22, 2005 between General Maritime Corporation and Jeffrey D. Pribor. (3)

10.5	Employment Agreement dated April 22, 2005 between General Maritime Corporation and John C. Georgiopoulos. (3)

10.6	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (3)

10.7	Company’s 2001 Stock Incentive Plan (as amended and restated on May 26, 2005). (4)

10.8	Form of Memorandum of Agreement dated as of October 14, 2005 between subsidiaries of General Maritime Corporation and affiliates of Tanker Pacific Management (Singapore) Pte Ltd.

10.9

Credit Agreement dated as of October 26, 2005 among General Maritime Corporation, Various Lenders and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Collateral Agent under the Security Documents.

10.10	Subsidiaries Guaranty, dated as of October 31, 2005, among the Guarantors set forth on the signature page thereto and Nordea Bank Finland plc, New York Branch, as Administrative Agent.

10.11	Pledge and Security Agreement dated as of October 31, 2005, among the Pledgors set forth on the signature page thereto and Nordea Bank Finland plc, New York Branch, as Collateral Agent.

10.12

Control Agreement Regarding Deposit Accounts dated as of October 31, 2005, among the Assignors set forth on the signature page thereto and Nordea Bank Finland plc, New York Branch, as Collateral Agent and Deposit Account Bank.

10.13	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to Credit Agreement, dated October 26, 2005.

10.14	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to Credit Agreement, dated October 26, 2005.

10.15

Agreement Regarding Limited Liability Company Interests dated as of October 31, 2005, among General Maritime Corporation and GMR Administration Corp., as Pledgors, Nordea Bank Finland plc, New York Branch, as Pledgee, and GMR Newbuilding 1, LLC, as the Issuer.

10.16

Agreement Regarding Limited Liability Company Interests dated as of October 31, 2005, among General Maritime Corporation and GMR Administration Corp., as Pledgors, Nordea Bank Finland plc, New York Branch, as Pledgee, and GMR Newbuilding 2, LLC, as the Issuer.

10.17

Agreement Regarding Limited Liability Company Interests dated as of October 31, 2005, among General Maritime Corporation and GMR Administration Corp., as Pledgors, Nordea Bank Finland plc, New York Branch, as Pledgee, and GMR Newbuilding 3, LLC, as the Issuer.

10.18

Agreement Regarding Limited Liability Company Interests dated as of October 31, 2005, among General Maritime Corporation and GMR Administration Corp., as Pledgors, Nordea Bank Finland plc, New York Branch, as Pledgee, and GMR Newbuilding 4, LLC, as the Issuer.

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

(2)                                  Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005.

(3)                                  Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

(4)                                  Incorporated by reference to General Maritime’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2005.