Form 10-K
period 2005-12-31
GENERAL MARITIME CORP/
filed 2006-03-14
CIK 1127269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the transition period from                  to

Commission file number 001-16531

GENERAL MARITIME CORPORATION
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	06-159-7083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 Park Avenue, New York, New York	10171
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (212) 763-5600

Securities of the Registrant registered pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, par value $.01 per share

Name of Each Exchange on Which Registered

New York Stock Exchange

Securities of the Registrant registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2004 was approximately $742.2 million, based on the closing price of $27.44 per share.

The number of shares outstanding of the registrant’s common stock as of March 8, 2006 was 33,864,314 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated by reference in Part III herein.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of international seaborne crude oil transportation services. Our current fleet consists of 30 wholly owned vessels, consisting of 19 Aframax (nine of which are held for sale) and eight Suezmax vessels and three newbuilding Suezmax contracts, making us a large mid-sized vessel operator in the world. The 27 vessels that we currently operate (including nine vessels held for sale) have a total of 3.1 million dwt, all of which is double-hulled. Many of the vessels in our fleet are “sister ships”, which provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.

With the majority of our vessels currently operating in the Atlantic basin, we have one of the largest fleets in this region, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. Transportation of crude oil to the U.S. Gulf Coast and other refining centers in the United States requires vessel owners and operators to meet more stringent environmental regulations than in other regions of the world. We have focused our operations in the Atlantic basin because we believe that these stringent operating and safety standards give us a potential competitive advantage. We have established a niche in the region due to our high quality vessels, all of which are double-hulled, our commitment to safety and our many years of experience in the industry. Although the majority of our vessels operate in the Atlantic basin, we also currently operate vessels in the Black Sea, the Far East and in other regions, which we believe enables us both to take advantage of market opportunities and to position our vessels in anticipation of drydockings. Our customers include most of the major international oil companies such as Amerada Hess, BP, Chevron Corporation, CITGO Petroleum Corp., ConocoPhillips, Petrobras, Shell Oil Company and Sun International Ltd.

We actively manage the deployment of our vessels between spot market voyage charters, which generally last from several days to several weeks, and time charters, which can last up to several years. We continuously and actively monitor market conditions in an effort to take advantage of changes in charter rates and to maximize our long-term cash flow by changing this chartering deployment profile. We design our fleet deployment to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market.

Our net voyage revenues, which are voyage revenues minus voyage expenses, have grown from $12.0 million in 1997 to $430.7 million in 2005. Net voyage revenues decreased by $152.6 million, or 26.2%, to $430.7 million for the year ended December 31, 2005 compared to $583.3 million for the year ended December 31, 2004 due to lower freight rates and the smaller size of our fleet. We have also grown our fleet of tankers from six (none of which were double-hull) as of December 31, 1997 to our current fleet of 27 vessels (all of which are double-hull, including nine vessels held for sale). We consummated our initial public offering in June 2001.Our fleet was 43 vessels at December 31, 2004. Since October 2005, we have sold or agreed to sell 17 of our non-double hull vessels and 9 of our OBO vessels, which we considered to be non-core assets, in four separate transactions. As a result, we believe that our fleet profile has become more attractive to our customers. We have also generated additional capital which we may use to support potential future growth.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

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

299 Park Avenue

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to employ our existing competitive strengths to enhance our position within the industry and maximize long-term cash flow. Our strategic initiatives include:

•              Managing Environmentally Safe, Yet Cost Efficient Operations. We aggressively manage our operating and maintenance costs. At the same time, our fleet has an excellent safety and environmental record that we maintain through acquisitions of high-quality vessels and regular maintenance and inspection of our fleet. We maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international environmental and safety regulations. Our in-house safety staff oversees many of these services. We believe the age and quality of the vessels in our fleet, coupled with our excellent safety and environmental record, position us favorably within the sector with our customers and for future business opportunities.

•              Balancing Vessel Deployment to Maximize Fleet Utilization and Cash Flows. We actively manage the deployment of our fleet between time charters and spot market voyage charters. Our vessel deployment strategy is designed to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market. Our goal is to be the first choice of our customers for crude oil transportation services. We constantly monitor the market and seek to anticipate our customers’ crude oil transportation needs and to respond quickly when we recognize attractive chartering opportunities.

•              Growing and Managing the Profile of Our Fleet. We are an industry consolidator focused on opportunistically acquiring high-quality mid-sized vessels. During the past eight years we have grown our fleet from six vessels to our current fleet of 27 vessels (nine of which are held for sale) plus three newbuilding contracts. We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities. We also evaluate opportunities to monetize our investment in vessels by selling them when conditions are favorable to generate return on invested capital, to adjust the profile of our fleet to fit customer demands such as preference for double-hull vessels and to generate capital for potential value enhancing investments in the future. During 2005 we contracted to sell 17 non-double-hull vessels for approximately $432 million.

•              Maintaining a Prudent Capital Structure. We are committed to maintaining prudent financial policies aimed at preserving financial stability and increasing long-term cash flow. During the year ended December 31, 2002, our debt to capitalization ratio declined from 40.6% to 36.8%. As of March 31, 2003, after giving effect to the $525.0 million acquisition costs of the 19 vessels from Metrostar Management Corporation and the financing of those vessels, our debt to capitalization ratio would have been 59.9% and as of December 31, 2003 there was a reduction to 53.5%. During 2004, a year in which we used $168.5 million in investing activities, we reduced our debt to capitalization ratio to 35.3% as of December 31, 2004 from 53.5% as of December 31, 2003. As of December 31, 2005 we further reduced our debt to capitalization ratio to 12.2%. As of December 31, 2005 we had the ability to draw down an additional $662.4 million on our revolving credit facility.

OUR FLEET

Our current fleet consists of 27 vessels and is comprised of 19 Aframax vessels (including nine OBO Aframax vessels held for sale) and eight Suezmax vessels. The following chart provides information regarding our 27 vessels.

	YARD	YEAR BUILT	YEAR ACQUIRED	DEADWEIGHT TONS	EMPLOYMENT STATUS	FLAG	SISTER SHIPS(2)
OUR CURRENT FLEET
AFRAMAX TANKERS
Genmar Strength (1)	Sumitomo	2003	2004	105,674	Spot	Liberia	A
Genmar Defiance (1)	Sumitomo	2002	2004	105,538	Spot	Liberia	A
Genmar Ajax (1)	Samsung	1996	1998	96,183	Spot	Liberia	B
Genmar Agamemnon (1)	Samsung	1995	1998	96,214	Spot	Liberia	B
Genmar Minotaur (1)	Samsung	1995	1998	96,226	Spot	Liberia	B
Genmar Revenge (1)	Samsung	1994	2004	96,755	Spot	Liberia
Genmar Constantine (1)	S. Kurushima	1992	1998	102,335	Spot	Liberia	C
Genmar Alexandra (1)	S. Kurushima	1992	2001	102,262	Spot	Marshall Islands	C
Genmar Champ *	Hyundai	1992	2001	100,001	TC	Liberia	D
Genmar Hector *	Hyundai	1992	2001	96,027	TC	Marshall Islands	D
Genmar Pericles *	Hyundai	1992	2001	100,001	TC	Marshall Islands	D
Genmar Spirit *	Hyundai	1992	2001	96,027	TC	Liberia	D
Genmar Star *	Hyundai	1992	2001	100,001	TC	Liberia	D
Genmar Trust *	Hyundai	1992	2001	96,027	TC	Liberia	D
Genmar Challenger *	Hyundai	1991	2001	96,027	TC	Liberia	D
Genmar Endurance *	Hyundai	1991	2001	100,001	TC	Liberia	D
Genmar Trader *	Hyundai	1991	2001	100,001	TC	Liberia	D
Genmar Princess (1)	Sumitomo	1991	2003	96,648	TC	Liberia	E
Genmar Progress (1)	Sumitomo	1991	2003	96,765	TC	Liberia	E

				1,878,713

SUEZMAX TANKERS
Genmar Harriet G (1)	TSU	2006	2006	150,205	Spot	Liberia
Genmar Orion (1)	Samsung	2002	2003	159,992	Spot	Marshall Islands
Genmar Argus (1)	Hyundai	2000	2003	164,097	Spot	Marshall Islands	F
Genmar Spyridon (1)	Hyundai	2000	2003	153,972	Spot	Marshall Islands	F
Genmar Hope (1)	Daewoo	1999	2003	153,919	Spot	Marshall Islands	G
Genmar Horn (1)	Daewoo	1999	2003	159,475	Spot	Marshall Islands	G
Genmar Phoenix (1)	Halla	1999	2003	149,999	Spot	Marshall Islands
Genmar Gulf (1)	Daewoo	1991	2003	149,803	Spot	Marshall Islands

			TOTAL	1,241,462

		FLEET TOTAL		3,120,175

TC = Time Chartered

*              Oil/Bulk/Ore carrier (O/B/O) vessel. Each of these vessels is held for sale.

(1)           Each vessel is collateral for our $800 million credit facility.

(2)           Each vessel with the same letter is a “sister ship” of each other vessel with the same letter.

During March 2003 and May 2003, we acquired 19 vessels from Metrostar Management Corporation, an unaffiliated entity, consisting of 14 Suezmax and five Aframax vessels for an aggregate purchase price in cash of $525 million. The acquisitions were financed through the use of cash and borrowings under our then existing revolving credit facilities together with the incurrence of additional debt. During April 2004 and July 2004, we acquired nine vessels, consisting of three Aframax vessels, two Suezmax vessels and four Suezmax newbuilding contracts, and a technical management company from Soponata SA, an unaffiliated entity, for an aggregate purchase price of $248.1 million in cash. One of the four newbuilding Suezmax vessels was delivered in March 2006, and the remaining three are scheduled for delivery as follows: one in 2006, one in 2007 and one in 2008. The acquisitions were financed through the use of cash and borrowings under our revolving credit facilities.

During November 2002, we sold our oldest vessel, Stavanger Prince, for scrap. During March 2003 and December 2003 we sold the Kentucky and the West Virginia, respectively. During November 2003, December 2003 and February 2004, we sold three double-bottomed 1986-built Aframax vessels that we acquired during 2003. During August 2004 and October 2004, we sold four single-hull Suezmax vessels. During 2005, we sold six Aframax and seven Suezmax vessels, all of which were either single-hull or double-sided. During January 2006, we sold one double-sided Aframax vessel and three single-hull Suezmax vessels. On February 10, 2006, we signed agreements to sell nine OBO Aframax vessels. As of January 31, 2006, all of our vessels are double-hull, consisting of 19 Aframax vessels (including nine OBO Aframax vessels held for sale), eight Suezmax vessels and three Suezmax newbuilding contracts.

Commercial management for our vessels is provided through our wholly-owned subsidiary, General Maritime Management LLC, and our indirect wholly-owned subsidiary, General Maritime Management (UK) LLC, which was formed in March 2003.

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

	TIME CHARTER VS. SPOT MIX (as % of operating days) YEAR ENDED DECEMBER 31,
	2005	2004	2003
Percent in Time Charter Days	28.3%	28.2%	19.7%
Percent in Spot Days	71.7%	71.8%	80.3%
Total Vessel Operating Days	14,073	15,482	14,267

Vessels operating on time charters may be chartered for several months or years whereas vessels operating in the spot market typically are chartered for a single voyage that may last up to several weeks. Vessels operating in the spot market may generate increased profit margins during improvements in tanker rates, while vessels operating on time charters generally provide more predictable cash flows. Accordingly, we actively monitor macroeconomic trends and governmental rules and regulations that may affect tanker rates in an attempt to optimize the deployment of our fleet. Our current fleet has 11 vessels on time charter contracts expiring on dates between March 2006 and July 2006, nine of which relate to OBO vessels held for sale.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in-class” by Det Norske Veritas, the American Bureau of Shipping or Lloyd’s Registry. Each of these classification societies is a member of the International Association of Classification Societies. Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys. Special surveys always require drydocking. Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

In addition to the classification inspections, many of our customers regularly inspect our vessels as a precondition to chartering them for voyages. We believe that our well-maintained, high-quality vessels provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

We have implemented the International Safety Management Code, which was promulgated by the International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of marine pollution by ships), to establish pollution prevention requirements applicable to tankers. Prior to July 1, 1998, we obtained documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO.

OPERATIONS AND SHIP MANAGEMENT

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (Portugal) Lda, General Maritime Management (UK) LLC and General Maritime Management (Hellas) Ltd. (which we expect to close during 2006), we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services through our wholly owned subsidiaries.

On February 10, 2006, we signed agreements to sell nine OBO Aframax vessels. In connection with that decision, we determined one technical management office outside the U.S. would adequately service our current fleet and as such decided to close our office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.

We currently anticipate that this office will cease its operations by July 2006 and estimates that the cost of closing this office to be approximately $1.5 million, primarily attributable to employee severance costs, as well as professional fees and the rent associated with the remainder of the lease which expires at the end of 2006. We anticipate that approximately $0.8 million of this total expected cost, which will be a component of general and administrative other expense on our statement of operations, will be recognized during the first quarter of 2006, with the remainder recognized as a component of general and administrative expense on our statement of operations later in 2006. We estimate that substantially all of these costs will result in future cash expenditures.

Our crews inspect our vessels and perform ordinary course maintenance, both at sea and in port. We regularly inspect our vessels. We examine each vessel and make specific notations and recommendations for improvements to the overall condition of the vessel, maintenance of the vessel and safety and welfare of the crew. We have an in-house safety staff to oversee these functions and retain Admiral Robert North (Ret.), formerly of the U.S. Coast Guard, as a safety and security consultant.

The following services are performed by General Maritime Management LLC, General Maritime Management (Portugal) Lda and General Maritime Management (Hellas) Ltd. (which we expect to close during 2006):

•              supervision of routine maintenance and repair of the vessel required to keep each vessel in good and efficient condition, including the preparation of comprehensive drydocking specifications and the supervision of each drydocking;

•              oversight of maritime and environmental compliance with applicable regulations, including licensing and certification requirements, and the required inspections of each vessel to ensure that it meets the standards set forth by classification societies and applicable legal jurisdictions as well as our internal corporate requirements and the standards required by our customers;

•              engagement and provision of qualified crews (masters, officers, cadets and ratings) and attendance to all matters regarding discipline, wages and labor relations;

•              arrangement to supply the necessary stores and equipment for each vessel; and

•              continual monitoring of fleet performance and the initiation of necessary remedial actions to ensure that financial and operating targets are met.

Our chartering staff, which is currently located in New York City and in London, monitors fleet operations, vessel positions and spot market voyage charter rates worldwide. We believe that monitoring this information is critical to making informed bids on competitive brokered charters.

CREWING AND EMPLOYEES

As of December 31, 2005, we employed approximately 133 office personnel. Approximately 56 of these employees manage the commercial operations of our business, of which 52 employees are located in New York City and four employees are located in London, England. The other 77 employees are located in Piraeus, Greece and Lisbon, Portugal and manage the technical operations of our business. Our 49 employees located in Greece are subject to Greece’s national employment collective bargaining agreement which covers terms and conditions of their employment. Our 28 employees located in Lisbon, Portugal are subject to a local company employment collective bargaining agreement which covers the main terms and conditions of their employment.

As of December 31, 2005, we employed approximately 216 seaborne personnel to crew our fleet of 30 vessels, consisting of captains, chief engineers, chief officers and first engineers. The balance of each vessel’s crew is staffed by employees of a third party with whom we contract for crew management services. We believe that we could obtain a replacement provider for these services, or could provide these services internally, without any adverse impact on our operations.

We place great emphasis on attracting qualified crew members for employment on our vessels. Recruiting qualified senior officers has become an increasingly difficult task for vessel operators. We pay competitive salaries and provide competitive benefits to our personnel. We believe that the well-maintained quarters and equipment on our vessels help to attract and retain motivated and qualified seamen and officers. Our crew management services contractors have collective bargaining agreements that cover all the junior officers and seamen whom they provide to us.

CUSTOMERS

Our customers include most oil companies, as well as oil producers, oil traders, vessel owners and others. During the years ended December 31, 2005 and 2003, no single customer accounted for more than 10% of our voyage revenues. During the year ended December 31, 2004, Sun International Ltd. accounted for approximately 15.4% of our voyage revenues.

COMPETITION

International seaborne transportation of crude oil and other petroleum products is provided by two main types of operators: fleets owned by independent companies and fleets operated by oil companies (both private and state-owned). Many oil companies and other oil trading companies, the primary charterers of the vessels we own, also operate their own vessels and transport oil for themselves and third party charterers in direct competition with independent owners and operators. Competition for charters is intense and is based upon price, vessel location, the size, age, condition and acceptability of the vessel, and the quality and reputation of the vessel’s operator.

We compete principally with other Aframax and Suezmax owners. However, competition in the Aframax and Suezmax markets is also affected by the availability of alternative size vessels. Panamax size vessels can compete for some of the same charters for which we compete. Because ULCCs and VLCCs cannot enter the ports we serve due to their large size, they rarely compete directly with our vessels for specific charters.

Other significant operators of multiple Aframax and Suezmax vessels in the Atlantic basin include Frontline, Ltd., Malaysian International Shipping Corporation Berhad, OMI Corporation, Overseas Shipholding Group, Inc., Teekay Shipping Corporation and Tsakos Energy Navigation. There are also numerous, smaller vessel operators in the Atlantic basin.

INSURANCE

The operation of any ocean-going vessel carries an inherent risk of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to the risk of spills, and business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. The U.S. Oil Pollution Act of 1990, or OPA, has made liability insurance more expensive for ship owners and operators imposing potentially unlimited liability upon owners, operators and bareboat charterers for oil pollution incidents in the territorial waters of the United States. We believe that our current insurance coverage is adequate to protect us against the principal accident-related risks that we face in the conduct of our business.

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

Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding and engine breakdown. Our war risk insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. Our loss-of-hire insurance covers loss of revenue for up to 90 days resulting from vessel off hire for each of our vessels, with a 20 day deductible.

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

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international regulations. We believe that the operation of our vessels are in substantial compliance with applicable environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.

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

INTERNATIONAL MARITIME ORGANIZATION

The International Maritime Organization, or IMO (the United Nations agency for maritime safety), has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, which has been updated through various amendments, or the MARPOL Convention. The MARPOL Convention relates to environmental standards including oil leakage or spilling, garbage management, as well as the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions. These regulations, which have been implemented in many jurisdictions in which our vessels operate, provide, in part, that:

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

Our vessels are also subject to regulatory requirements, including the phase-out of single-hull tankers, imposed by the IMO. Effective September 2002, the IMO accelerated its existing timetable for the phase-out of single-hull oil tankers. These regulations require the phase-out of most single-hull oil tankers by 2015 or earlier, depending on the age of the tanker and whether it has segregated ballast tanks. As of December 31, 2004, we owned five single-hull vessels which were built in 1989 or later. Between November 2005 and January 2006, we sold our five single-hull vessels.

Under the regulations, the flag state may allow for some newer single hull ships registered in its country that conform to certain technical specifications to continue operating until the 25th anniversary of their delivery. Any port state, however, may deny entry of those single hull tankers that are allowed to operate until their 25th anniversary to ports or offshore terminals. These regulations have been adopted by over 150 nations, including many of the jurisdictions in which our tankers operate.

As a result of the oil spill in November 2002 relating to the loss of the MT Prestige, which was owned by a company not affiliated with us, in December 2003, the Marine Environmental Protection Committee of the IMO, or MEPC, adopted an amendment to a MARPOL Convention, which became effective in April 2005. The amendment revised an existing regulation 13G accelerating the phase-out of single hull oil tankers and adopted a new regulation 13H on the prevention of oil pollution from oil tankers when carrying heavy grade oil. Under the revised regulation, single hull oil tankers must be phased out no later than April 5, 2005 or the anniversary of the date of delivery of the ship on the date or in the year specified in the following table:

Category of Oil Tankers	Date or Year

Category 1 oil tankers of 20,000 dwt and above carrying crude oil, fuel oil, heavy diesel oil or lubricating oil as cargo, and of 30,000 dwt and above carrying other oils, which do not comply with the requirements for protectively located segregated ballast tanks

April 5, 2005 for ships delivered on April 5, 1982 or earlier; or 2005 for ships delivered after April 5, 1982

Category 2 - oil tankers of 20,000 dwt and above carrying crude oil, fuel oil, heavy diesel oil or lubricating oil as cargo, and of 30,000 dwt and above carrying other oils, which do comply with the protectively located segregated ballast tank requirements

and

Category 3 - oil tankers of 5,000 dwt and above but less than the tonnage specified for Category 1 and 2 tankers.

April 5, 2005 for ships delivered on April 5, 1977 or earlier
2005 for ships delivered after April 5, 1977 but before January 1, 1978
2006 for ships delivered in 1978 and 1979
2007 for ships delivered in 1980 and 1981
2008 for ships delivered in 1982
2009 for ships delivered in 1983
2010 for ships delivered in 1984 or later

Under the revised regulations, the flag state may allow for some newer single hull oil tankers registered in its country that conform to certain technical specifications to continue operating until the earlier of the anniversary of the date of delivery of the vessel in 2015 or the 25th anniversary of their delivery. Any port state, however, may deny entry of those single hull oil tankers that are allowed to operate until the earlier of their anniversary date of delivery in 2015 or the year in which the ship reaches 25 years of age after the date of its delivery, whichever is earlier.

The MEPC, in October 2004, adopted a unified interpretation to regulation 13G that clarified the date of delivery for tankers that have been converted. Under the interpretation, where an oil tanker has undergone a major conversion that has resulted in the replacement of the fore-body, including the entire cargo carrying section, the major conversion completion date of the oil tanker shall be deemed to be the date of delivery of the ship, provided that:

•      the oil tanker conversion was completed before July 6, 1996;

•      the conversion included the replacement of the entire cargo section and fore-body and the tanker complies with all the relevant provisions of MARPOL Convention applicable at the date of completion of the major conversion; and

•      the original delivery date of the oil tanker will apply when considering the 15 years of age threshold relating to the first technical specifications survey to be completed in accordance with MARPOL Convention.

In December 2003, the MEPC adopted a new regulation 13H on the prevention of oil pollution from oil tankers when carrying heavy grade oil, or HGO, which includes most of the grades of marine fuel. The new regulation bans the carriage of HGO in single hull oil tankers of 5,000 dwt and above after April 5, 2005, and in single hull oil tankers of 600 dwt and above but less than 5,000 dwt, no later than the anniversary of their delivery in 2008.

Under regulation 13H, HGO means any of the following:

•      crude oils having a density at 15ºC higher than 900 kg/m3;

•      fuel oils having either a density at 15ºC higher than 900 kg/m3 or a kinematic viscosity at 50ºC higher than 180 mm2/s; or

•      bitumen, tar and their emulsions.

Under the regulation 13H, the flag state may allow continued operation of oil tankers of 5,000 dwt and above, carrying crude oil with a density at 15ºC higher than 900 kg/m3 but lower than 945 kg/m3, that conform to certain technical specifications and, in the opinion of the such flag state, the ship is fit to continue such operation, having regard to the size, age, operational area and structural conditions of the ship and provided that the continued operation shall not go beyond the date on which the ship reaches 25 years after the date of its delivery. The flag state may also allow continued operation of a single hull oil tanker of 600 dwt and above but less than 5,000 dwt, carrying HGO as cargo, if, in the opinion of the such flag state, the ship is fit to continue such operation, having regard to the size, age, operational area and structural conditions of the ship, provided that the operation shall not go beyond the date on which the ship reaches 25 years after the date of its delivery.

The flag state may also exempt an oil tanker of 600 dwt and above carrying HGO as cargo if the ship is either engaged in voyages exclusively within an area under the its jurisdiction, or is engaged in voyages exclusively within an area under the jurisdiction of another party, provided the party within whose jurisdiction the ship will be operating agrees. The same applies to vessels operating as floating storage units of HGO.

Any port state, however, can deny entry of single hull tankers carrying HGO which have been allowed to continue operation under the exemptions mentioned above, into the ports or offshore terminals under its jurisdiction, or deny ship-to-ship transfer of HGO in areas under its jurisdiction except when this is necessary for the purpose of securing the safety of a ship or saving life at sea.

During the fourth quarter of 2003, we recorded an $18.8 million impairment on five of the nine single-hull vessels we owned at that time and shortened the useful lives of all nine of the single-hull vessels for financial reporting purposes. This change in estimate resulted in an increase in annual depreciation expense of approximately $8.5 million through 2009 on the Company’s nine single-hull vessels owned as of December 31, 2003. During 2004, the Company sold four of these single-hull vessels. This change in estimate resulted in an increase in annual depreciation expense of approximately $4.7 million through 2009 on the Company’s five remaining single-hull vessels owned as of December 31, 2004. During 2005, the Company sold, or is carrying on its December 31, 2005 balance sheet as held for sale, these five remaining single-hull vessels. Consequently, as of December 31, 2005, there is no additional depreciation expense attributable to any of the Company’s single-hull vessels.

In September 1997, the IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships. Annex VI was ratified in May 2004, and became effective May 19, 2005. Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. We believe that all our vessels are currently compliant in all material respects with these regulations. Additional or new conventions, laws and regulations may be adopted that could adversely affect our business, cash flows, results of operations and financial condition.

The IMO has also adopted the International Convention for the Safety of Life at Sea, or SOLAS Convention, which imposes a variety of standards to regulate design and operational features of ships. SOLAS Convention standards are revised periodically. We believe that all our vessels are in substantial compliance with SOLAS Convention standards.

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

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We have obtained documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. We are required to renew these documents of compliance and safety management certificates annually.

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

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment to the

1992 Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately $6.58 million plus $921 for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability will be limited to approximately $131.0 million. As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on January 20, 2006. The right to limit liability is forfeited under the International Convention on Civil Liability for Oil Pollution Damage where the spill is caused by the owner’s actual fault and under the 1992 Protocol where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our P&I insurance will cover the liability under the plan adopted by the IMO.

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

These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party’s gross negligence or willful misconduct. These limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. We believe that we are in substantial compliance with OPA, CERCLA and all applicable state regulations in the ports where our vessels call.

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

We insure each of our vessels with pollution liability insurance in the maximum commercially available amount of $1.0 billion. A catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on our business.

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

Our current fleet of 27 vessels (including nine OBO Aframax vessels which are held for sale) are all double-hull vessels.

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

OTHER REGULATION

In July 2003, in response to the M.T. Prestige oil spill in November 2002, the European Union adopted legislation that prohibits all single-hull tankers from entering into its ports or offshore terminals by 2010. The European Union has also banned all single-hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction. Commencing in 2005, certain single-hull tankers above 15 years of age will also be restricted from entering or leaving European Union ports or offshore terminals and anchoring in areas under European Union jurisdiction. The European Union is also considering legislation that would: (1) ban manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment; and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies. The sinking of the M.T. Prestige and resulting oil spill in November 2002 has led to the adoption of other environmental regulations by certain European Union nations, which could adversely affect the remaining useful lives of all of our vessels and our ability to generate income from them. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

In addition, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code, or the ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state. Among the various requirements are:

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

ITEM 1A. RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) changes in demand; (ii) a material decline or prolonged weakness in rates in the tanker market; (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (v) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (vi) actions taken by regulatory authorities; (vii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (vii) changes in the typical seasonal variations in tanker charter rates; (ix) changes in the cost of other modes of oil transportation; (x) changes in oil transportation technology; (xi) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xii) changes in general domestic and international political conditions; (xiii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xiv) changes in the itineraries of the Company’s vessels; (xv) any failure of a vessel sale agreement to close, for instance, due to failure to meet a condition to closing; and (xvi) those other risks and uncertainties described under the heading “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS”, and other factors listed from time to time in our filings with the Securities and Exchange Commission.

Our ability to pay dividends in any period will depend upon factors including, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary from the amounts currently estimated. The closing of the vessel sales will be subject to customary closing conditions.

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

Historically, the tanker industry has been cyclical. The profitability of companies and asset values in the industry have fluctuated based on changes in the supply of, and demand for, tanker capacity. The supply of tankers generally increases with deliveries of new tankers and decreases with the scrapping of older tankers, conversion of tankers to other uses, such as floating production and storage facilities, and loss of tonnage as a result of casualties. If the number of new vessels delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, the charter rates paid for our vessels could materially decline.

A decline or prolonged weakness in charter rates or an increase in costs could materially and adversely affect our financial performance.

Our revenues depend on the rates that charterers pay for transportation of crude oil by Aframax and Suezmax tankers. Because many of the factors influencing the supply of and demand for tanker capacity are unpredictable, the nature, timing and degree of changes in charter rates are unpredictable. If charter rates fall, or remain weak for a prolonged period, our revenues, cash flows and profitability could be materially and adversely affected.

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

We seek to deploy our vessels between spot market voyage charters and time charters in a manner that maximizes long-term cash flow. Currently, 11 of our vessels are contractually committed to time charters, with the remaining terms of these charters expiring on dates between March 2006 and July 2006. Although these time charters generally provide reliable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

We earned approximately 80% of our net voyage revenue from spot charters for the year ended December 31, 2005. The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker. Factors affecting the volatility of spot market voyage charter rates include the quantity of oil produced globally, shifts in locations where oil is produced or consumed, actions by OPEC, the general level of worldwide economic activity and the development and use of alternative energy sources. We cannot assure you that future spot market voyage charters will be available at rates that will allow us to operate our vessels profitably.

The market value of our vessels may fluctuate significantly, and we may incur losses when we sell vessels following a decline in their market value.

The fair market value of our vessels may increase and decrease depending on a number of factors including:

•      general economic and market conditions affecting the shipping industry;

•      competition from other shipping companies;

•      types and sizes of tankers;

•      supply and demand for tankers;

•      other modes of transportation;

•      cost of newbuildings;

•      governmental or other regulations;

•      prevailing level of charter rates; and

•      technological advances.

If the fair market value of our vessels declines below their carrying values, we may be required to take an impairment charge or may incur losses if we were to sell one or more of our vessels at such time, which would adversely affect our business and financial condition as well as our earnings.

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

A principal focus of our strategy is to continue to grow by taking advantage of changing market conditions, which may include expanding our business in the Atlantic basin, the primary geographic area and market where we operate, by expanding into other regions, or by increasing the number of vessels in our fleet. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•              identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;

•              identify vessels and/or shipping companies for acquisitions;

•              integrate any acquired businesses or vessels successfully with our existing operations;

•              hire, train and retain qualified personnel to manage and operate our growing business and fleet;

•              identify additional new markets outside of the Atlantic basin;

•              improve our operating and financial systems and controls; and

•              obtain required financing for our existing and new operations.

Our ability to grow is in part dependent on our ability to expand our fleet through acquisitions of suitable double-hull vessels. We may not be able to acquire newbuildings or secondhand double-hull vessels on favorable terms, which could impede our growth and negatively impact our financial condition and ability to pay dividends. We may not be able to contract for newbuildings or locate suitable secondhand double-hull vessels or negotiate acceptable construction or purchase contracts with shipyards and owners, or obtain financing for such acquisitions on economically acceptable terms.

The failure to effectively identify, purchase, develop and integrate any vessels or businesses could adversely affect our business, financial condition and results of operations.

Our operating results may fluctuate seasonally.

We operate our vessels in markets that have historically exhibited seasonal variations in tanker demand and, as a result, in charter rates. Tanker markets are typically stronger in the fall and winter months (the fourth and first quarters of the calendar year) in anticipation of increased oil consumption in the Northern Hemisphere during the winter months. Unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling. While this seasonality has not materially affected our operating results since 1997, it could materially affect operating results in the future.

If we lose any of our customers or a significant portion of our revenues, our operating results could be materially adversely affected.

We derive a significant portion of our voyage revenues from a limited number of customers. During the years ended December 31, 2005 and 2003 no single customer accounted for more than 10% of our voyage revenues. During the year ended December 31, 2004, Sun International Ltd. accounted for 15.4% of our voyage revenues. If we lose a significant customer, or if a significant customer decreases the amount of business it transacts with us, our revenues, cash flows and profitability could be materially and adversely affected.

There may be risks associated with the purchase and operation of secondhand vessels.

Our current business strategy includes additional growth through the acquisition of additional secondhand vessels. Although we inspect secondhand vessels prior to purchase, this does not normally provide us with the same knowledge about their condition that we would have had if such vessels had been built for and operated exclusively by us. Therefore, our future operating results could be negatively affected if some of the vessels do not perform as we expect. Also, we do not receive the benefit of warranties from the builders if the vessels we buy are older than one year, which is the case for the five vessels acquired in the first half of 2004.

We may face unexpected repair costs for our vessels.

Repairs and maintenance costs are difficult to predict with certainty and may be substantial. Many of these expenses are not covered by our insurance. Large repair expenses could decrease our cash flow and profitability and reduce our liquidity.

Compliance with safety and other vessel requirements imposed by classification societies may be very costly and may adversely affect our business.

The hull and machinery of every commercial tanker must be classed by a classification society authorized by its country of registry. The classification society certifies that a tanker is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the tanker and the Safety of Life at Sea Convention. All of our vessels have been certified as being “in-class” by Det Norske Veritas, the American Bureau of Shipping or Lloyd’s Registry. Each of these classification societies is a member of the International Association of Classification Societies.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and on special survey or continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every two to five years for inspection of the underwater parts of such vessel.

If a vessel in our fleet does not maintain its class and/or fails any annual survey, intermediate survey or special survey, it will be unemployable and unable to trade between ports. This would negatively impact our results of operations.

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

We carry insurance to protect against most of the accident-related risks involved in the conduct of our business. We currently maintain $1 billion in coverage for each of our vessels for liability for spillage or leakage of oil or pollution. We also carry insurance covering lost revenue resulting from vessel off-hire for all of our vessels. Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our financial condition. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and we cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. Our payment of these calls could result in significant expenses to us which could reduce our cash flows and place strains on our liquidity and capital resources.

The risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of December 31, 2005, the average age of the 17 vessels in our fleet as of December 31, 2005 (excluding 13 vessels that are held for sale as of that date) was 9.4 years compared to an average age of 11.9 years as of December 31, 2004. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

Governmental regulations, safety or other equipment standards related to the age of tankers may require expenditures for alterations or the addition of new equipment to our vessels, and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify any required expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

Compliance with safety, environmental and other governmental requirements and related costs may adversely affect our operations.

The shipping industry in general, our business and the operation of our vessels in particular, are affected by a variety of governmental regulations in the form of numerous international conventions, national, state and local laws and national and international regulations in force in the jurisdictions in which such tankers operate, as well as in the country or countries in which such tankers are registered. These regulations include:

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

•              the International Ship and Port Facilities Securities Code, or the ISPS Code, which became effective in 2004;

•              the International Convention on Load Lines of 1966 with respect to the safeguarding of life and property through limitations on load capability for vessels on international voyages; and

•              the U.S. Marine Transportation Security Act of 2002.

More stringent maritime safety rules are also more likely to be imposed worldwide as a result of the oil spill in November 2002 relating to the loss of the M.T. Prestige, a 26-year old single-hull tanker owned by a company not affiliated with us. Additional laws and regulations may also be adopted that could limit our ability to do business or increase the cost of our doing business and that could have a material adverse effect on our operations. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. In the event of war or national emergency, our vessels may be subject to requisition by the government of the flag flown by the vessel without any guarantee of compensation for lost profits. We believe our vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety/environmental laws and regulations and are insured against usual risks for such amounts as our management deems appropriate. The vessels’ operating certificates and licenses are renewed periodically during each vessel’s required annual survey. However, government regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require us to incur significant capital expenditures on our ships to keep them in compliance.

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

Our vessels are currently registered under the flags of the Republic of Liberia and the Republic of the Marshall Islands. These jurisdictions impose taxes based on the tonnage capacity of each of the vessels registered under their flag. The tonnage taxes imposed by these countries could increase, which would cause the costs of our operations to increase.

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

We will qualify for exemption under Section 883 if, among other things, our stock is treated as primarily and regularly traded on an established securities market in the United States. Under the final Section 883 regulations, we might not satisfy this publicly-traded requirement in any taxable year in which 50% or more of our stock is owned for more than half the days in such year by persons who actually or constructively own 5% or more of our stock, or 5% shareholders.

We believe that based on the ownership of our stock in 2005, we satisfied the publicly-traded requirement under the final Section 883 regulations. However, we can give no assurance that future changes and shifts in the ownership of our stock by 5% shareholders would permit us to qualify for the Section 883 exemption in 2005 or in the future.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax imposed without allowance for deductions. For the fiscal year of 2005, the majority our revenues were attributable to transportation beginning or ending in the United States. If we were subject to this 4% tax on our gross shipping income during 2005, assuming that all of our voyages began or ended in the United States, such tax would be approximately $11.3 million.

RISK FACTORS RELATED TO OUR FINANCINGS

Our 2005 Credit Facility imposes, and it is possible that any indenture for debt securities we may issue will impose, significant operating and financial restrictions that may limit our ability to operate our business.

Our 2005 Credit Facility currently imposes, and it is possible that any indenture for debt securities that we may issue will impose, significant operating and financial restrictions on us. These restrictions will limit our ability to, among other things:

•      incur additional debt;

•      pay dividends or make other restricted payments;

•      create or permit certain liens;

•      sell vessels or other assets;

•      create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us;

•      engage in transactions with affiliates; and

•      consolidate or merge with or into other companies or sell all or substantially all of our assets.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

In addition, our 2005 Credit Facility requires us to maintain specified financial ratios and satisfy financial covenants. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants. We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our 2005 Credit Facility would prevent us from borrowing additional money under the facility and could result in a default under them. If a default occurs under our 2005 Credit Facility, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets. Moreover, if the lenders under the 2005 Credit Facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a default under our other debt obligations that may exist at such time, including our debt securities.

We could incur a substantial amount of debt, which could materially and adversely affect our financial condition, results of operations and business prospects and prevent us from fulfilling our obligations under our debt securities.

Our 2005 Credit Facility permits us to incur additional debt, subject to certain limitations. If we incur additional debt, our increased leverage could:

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

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our 2005 Credit Facility and debt securities.

Fluctuations in the market value of our fleet may adversely affect our liquidity and may result in breaches under our financing arrangements and sales of vessels at a loss.

The market value of vessels fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or newbuildings, types and sizes of tankers, and the cost of other modes of transportation. The market value of our fleet may decline as a result of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet. Declining tanker values could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity. In addition, declining vessel values could result in a breach of loan covenants, which could give rise to events of default under our 2005 Credit Facility. Due to the cyclical nature of the tanker market, the market value of one or more of our vessels may at various times be lower than their book value, and sales of those vessels during those times would result in losses. If we determine at any time that a vessel’s future limited useful life and earnings require us to impair its value on our financial statements, that could result in a charge against our earnings and the reduction of our shareholders’ equity. Please refer to the section “INTERNATIONAL MARITIME ORGANIZATION” for a discussion of an impairment charge taken in 2003 on five of our single-hull vessels and a reduction in the useful lives of our nine single-hull vessels that we owned at that time. If for any reason we sell vessels at a time when vessel prices have fallen, the sale may be at less than the vessel’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.

If we default under our 2005 Credit Facility, we could forfeit our rights in certain of our vessels and their charters.

We have pledged 18 of our vessels, our three newbuilding contracts and related collateral as security to the lenders under our 2005 Credit Facility. Default under this loan agreement, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels and the related collateral, and we could lose our rights in the vessels and their charters.

When final payment is due under our loan agreement, we must repay any borrowings outstanding, including balloon payments. To the extent that our cash flows are insufficient to repay any of these borrowings, we will need to refinance some or all of our loan agreements or replace them with an alternate credit arrangement. We may not be able to refinance or replace our loan agreements at the time they become due. In addition, the terms of any refinancing or alternate credit arrangement may restrict our financial and operating flexibility.

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial and other obligations.

We are a holding company, and our subsidiaries conduct all of our operations and own all of our vessels. We have no significant assets other than the equity interests of our subsidiaries. As a result, our ability to pay dividends depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, restrictions under our credit facility, applicable corporate and limited liability company laws of the jurisdictions of their incorporation or organization and other laws and regulations. If we are unable to obtain funds from our subsidiaries, we will not be able to pay dividends or make payment on our credit facility unless we obtain funds from other sources. We cannot assure you that we will be able to obtain the necessary funds from other sources.

RISK FACTORS RELATED TO OUR COMMON STOCK

Anti-takeover provisions in our financing agreements and organizational documents, as well as our shareholder rights plan, could have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common stock.

Our existing financing agreement imposes restrictions on changes of control of our company and our ship-owning subsidiaries. These include requirements that we obtain the lenders’ consent prior to any change of control and that we make an offer to redeem certain indebtedness before a change of control can take place.

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

•              limiting the persons who may call special meetings of shareholders; and

•              establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings, which requirements were amended on December 2, 2005.

In addition to the provision described above, on December 2, 2005, our board of directors adopted a shareholder rights plan and declared a dividend distribution of one Right for each outstanding share of our common stock to shareholders of record on the close of business on December 7, 2005. Each Right is nominally exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $175.00 per unit, subject to adjustment. The Rights may further discourage a third party from making an unsolicited proposal to acquire us, as exercise of the Rights would cause substantial dilution to such third party attempting to acquire us.

We cannot assure you that we will pay any dividends.

On January 26, 2005 our board of directors initiated a cash dividend policy. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our board of directors each quarter after its review of our financial performance. Our ability to pay dividends in any period will depend upon factors including satisfying the requirements under our 2005 Credit Facility and applicable provisions of Marshall Islands law.

The timing and amount of dividends, if any, could be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. Maintaining the dividend policy will depend on our cash earnings, financial condition and cash requirements and could be affected by factors, including the loss of a vessel, required capital expenditures, reserves established by the board of directors, increased or unanticipated expenses, additional borrowings or future issuances of securities, which may be beyond our control. The declaration and payment of dividends is subject to certain conditions and limitations under our 2005 Credit Facility.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We have entered into registration rights agreements with the securityholders who received shares in our recapitalization transactions that entitle them to have an aggregate of 2,192,793 shares registered for sale in the public market. In addition, those shares became eligible for sale in the public markets beginning on June 12, 2002, pursuant to Rule 144 under the Securities Act. We also registered on Form S-8 an aggregate of 4,400,000 shares issuable upon exercise of options we have granted to purchase common stock or reserved for issuance under our equity compensation plans.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease four properties, all of which house offices used in the administration of our operations: a property of approximately 24,000 square feet in New York, New York, a property of approximately 12,000 square feet in Lisbon, Portugal, a property of approximately 11,100 square feet in Piraeus, Greece, and a property of approximately 2,000 square feet in London, England. We do not own or lease any production facilities, plants, mines or similar real properties.

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

We are cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the log books of the Genmar Ajax concerning an alleged violation of the MARPOL protocol, which could possibly be a violation of U.S. law.  We believe that the investigation may relate to an alleged discharge of waste oil in international waters in excess of permissible legal limits. On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis.  During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  We have denied any wrongdoing by us or any of our employees.  We do not believe that this matter will have a material effect on the Company.

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

For the year ended December 31, 2005, we increased our reserve for customer claims by $4.2 million in connection with the 24 month time charter contracts for our nine OBO Aframax vessels. These arrangements require that the vessels meet specified speed and bunker consumption standards. The charterer has asserted claims for eight vessels for the first 12 months of their charter that the vessels did not meet these standards during some periods. The charterer may make further claims under the contracts. With the additional increase to our reserves, we believe that they are adequate for claims relating to all of these vessels for all periods through December 31, 2005. However, if the charterer is successful in prevailing on these claims, it may be entitled to amounts in excess of our related reserves. We intend to contest these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has traded on the New York Stock Exchange under the symbol “GMR” since our initial public offering on June 12, 2001. The following table sets forth for the periods indicated the high and low prices for the common stock as of the close of trading as reported on the New York Stock Exchange:

FISCAL YEAR ENDED DECEMBER 31, 2005	HIGH	LOW
1st Quarter	$52.00	$35.95
2nd Quarter	$50.07	$40.75
3rd Quarter	$45.49	$34.15
4th Quarter	$41.22	$33.15

FISCAL YEAR ENDED DECEMBER 31, 2004	HIGH	LOW
1st Quarter	$25.55	$17.61
2nd Quarter	$27.58	$18.51
3rd Quarter	$35.53	$24.61
4th Quarter	$49.21	$33.86

As of December 31, 2005, there were approximately 121 holders of record of our common stock.

On January 26, 2005 our board of directors initiated a cash dividend policy. Under the policy, we plan to declare quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after interest expense and reserves, as established by the board of directors. During 2005, we paid $110.4 million of cash dividends. Our 2005 Credit Facility imposes limitations on the payment of dividends. See “Dividend Policy” under the heading “LIQUIDITY AND CAPITAL RESOURCES” in ITEM 7.

During the year ended December 31, 2005, we repurchased 677,800 shares of our common stock for $24.7 million (average per share purchase price of $36.55) pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Dollar Amount as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2005 – Oct. 31, 2005	270,000	$36.70	$9,907,669	$190,092,331
Nov. 1, 2005 – Nov. 31, 2005	407,800	$36.45	14,863,652	175,228,679
Dec. 1, 2005 – Dec. 31, 2005	—	$—	—
Total	677,800	$36.55	$24,771,321	$175,228,679

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

	Year Ended December 31,
	2005	2004	2003	2002	2001
INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$567,901	$701,291	$454,456	$226,357	$217,128
Voyage expenses	137,203	117,955	117,810	80,790	52,099
Direct vessel operating expenses	86,681	96,818	91,981	55,241	42,140
General and administrative expenses	43,989	31,420	22,866	12,026	9,550
Gain on sale of vessels	(91,235)	(6,570)	(1,490)	(266)	—
Impairment charge	—	—	18,803	13,366	—
Depreciation and amortization	97,320	100,806	84,925	60,431	42,820
Operating income	293,943	360,862	119,561	4,769	70,519
Net interest expense	28,918	37,852	35,043	14,511	16,292
Other expense	52,668	7,901	—	—	3,006
Net income (loss)	$212,357	$315,109	$84,518	$(9,742)	$51,221

Earnings (loss) per common share:
Basic	$5.71	$8.51	$2.29	$(0.26)	$1.70
Diluted	$5.61	$8.33	$2.26	$(0.26)	$1.70

Dividends declared per common share	$2.86	$—	$—	$—	$—

Weighted average basic shares outstanding, thousands:
Basic	37,164	37,049	36,967	36,981	30,145
Diluted	37,874	37,814	37,356	36,981	30,145

BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$96,976	$46,921	$38,905	$2,681	$17,186
Current assets, including cash	471,324	152,145	102,473	43,841	45,827
Total assets	1,149,126	1,427,261	1,263,578	782,277	850,521
Current liabilities, including current portion of long-term debt	32,906	84,120	89,771	77,519	83,970
Current portion of long-term debt	—	40,000	59,553	62,003	73,000
Total long-term debt, including current portion	135,020	486,597	655,670	280,011	339,600
Shareholders’ equity	976,125	890,426	568,880	481,636	495,690
OTHER FINANCIAL DATA
(Dollars in thousands)
EBITDA (1)	$338,595	$453,767	$204,486	$65,200	$110,333
Net cash provided by operating activities	249,614	363,238	178,112	43,637	83,442
Net cash provided (used) by investing activities	318,169	(168,477)	(502,919)	2,034	(261,803)
Net cash provided (used) by financing activities	(517,728)	(186,745)	361,031	(60,176)	172,024
Capital expenditures
Vessel sales (purchases), gross including deposits	324,087	(165,796)	(501,242)	2,251	(256,135)
Drydocking or capitalized survey or improvement costs	(38,039)	(17,050)	(14,137)	(13,546)	(3,321)
Weighted average long-term debt, including current portion	410,794	650,196	601,086	313,537	283,255
FLEET DATA
Total number of vessels at end of period	30.0	43.0	43.0	28.0	29.0
Average number of vessels (2)	41.9	44.0	40.6	28.9	21.0
Total voyage days for fleet (3)	14,073	15,482	14,267	10,010	7,374
Total time charter days for fleet	3,983	4,371	2,804	1,490	1,991
Total spot market days for fleet	10,090	11,111	11,463	8,520	5,383
Total calendar days for fleet (4)	15,311	16,123	14,818	10,536	7,664
Fleet utilization (5)	91.9%	96.0%	96.3%	95.0%	96.2%
AVERAGE DAILY RESULTS
Time charter equivalent (6)	$30,605	$37,676	$23,596	$14,542	$22,380
Direct vessel operating expenses (7)	5,661	6,005	6,207	5,243	5,499
General and administrative expenses (8)	2,873	1,949	1,543	1,136	1,246
Total vessel operating expenses (9)	8,534	7,954	7,750	6,379	6,745
EBITDA	22,114	28,144	13,800	7,437	14,788

	Year Ended December 31,
EBITDA Reconciliation	2005	2004	2003	2002	2001
(Dollars in thousands)
Net Income	$212,357	$315,109	$84,518	$(9,742)	$51,221
+ Net interest expense	28,918	37,852	35,043	14,511	16,292
+ Depreciation and amortization	97,320	100,806	84,925	60,431	42,820
EBITDA	$338,595	$453,767	$204,486	$65,200	$110,333

(1)  EBITDA represents net income plus net interest expense and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Management of the Company uses EBITDA as a performance measure in consolidating monthly internal financial statements and is presented for review at our board meetings. The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing. EBITDA is not an item recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of our financial condition at December 31, 2005 and 2004 and our results of operations comparing the years ended December 31, 2005 and 2004 and the years ended December 31, 2004 and 2003. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services with one of the largest mid-sized vessel fleets in the world. As of December 31, 2005 our fleet consisted of 30 vessels (20 Aframax and 10 Suezmax vessels) with a total cargo carrying capacity of 3.5 million deadweight tons. Included in our December 31, 2005 fleet are one Aframax vessel and three Suezmax vessels which were sold during January 2006 and nine OBO Aframax vessels which we agreed to sell between March and June 2006. In addition, we have four Suezmax vessels, one of which was delivered in March 2006, and three of which are scheduled to be delivered between 2006 and early 2008 comprising an additional 0.6 million deadweight tons.

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

RESULTS OF OPERATIONS

Margin analysis for the indicated items as a percentage of net voyage revenues for the years ended December 31, 2005, 2004 and 2003 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS
(% OF NET VOYAGE REVENUES)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
INCOME STATEMENT DATA

Net voyage revenues(1)	100%	100%	100%
Direct vessel expenses	20.1	16.6	27.3
General and administrative	10.2	5.4	6.8
Impairment (gain on sale) of vessels	(21.2)	(1.2)	5.2
Depreciation and amortization	22.6	17.3	25.2
Operating income	68.3	61.9	35.5
Net interest expense	6.7	6.5	10.4
Other expense	12.2	1.4	—
Net income	49.4	54.0	25.1

(1)           Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
	(dollars in thousands)
Voyage revenues	$567,901	$701,291	$454,456
Voyage expenses	(137,203)	(117,955)	(117,810)
NET VOYAGE REVENUES	$430,698	$583,336	$336,646

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

VOYAGE REVENUES- Voyage revenues decreased by $133.4 million, or 19.0%, to $567.9 million for the year ended December 31, 2005 compared to $701.3 million for the prior year. This decrease is due to the lower spot market for Suezmax and Aframax vessels during the year ended December 31, 2005 compared to the prior year. Also contributing to this decrease is a 9.1% decrease in the number of vessel operating days during 2005 to 14,073 days in 2005 from 15,842 days in the prior year period, attributable to a decrease in the size of our fleet and a heavier drydocking schedule as compared to the prior year. The average size of our fleet decreased to 41.9 (25.5 Aframax, 16.4 Suezmax) vessels during the year ended December 31, 2005 compared to 44.0 vessels (25.0 Aframax, 19.0 Suezmax) during the prior year. This decrease is consistent with our strategy to selectively sell older vessels when and if appropriate opportunities are identified in order to adjust our fleet characteristics and profile to suit customer preferences and to monetize investments in vessels to generate capital for potential future growth. However, there can be no assurance that we will grow our fleet in 2006. Voyage revenues are expected to decrease during 2006 due to our smaller fleet size.

VOYAGE EXPENSES- Voyage expenses increased $19.2 million, or 16.3%, to $137.2 million for the year ended December 31, 2005 compared to $118.0 million for the prior year. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. $11.9 million of this increase is attributable to higher fuel costs during the year ended December 31, 2005 compared to the prior year period. In addition, during the year ended December 31, 2005, we incurred $6.6 million more costs than in the prior year relating to transit through the Suez Canal. This increase in voyage expenses occurred in spite of a decrease in the number of days our vessels operated under spot charters. During the year ended December 31, 2005, the number of days our vessels operated under spot charters decreased by 1,021, or 9.2%, to 10,090 days (4,529 days Aframax, 5,561 days Suezmax) from 11,111 days (4,738 days Aframax, 6,373 days Suezmax) during the prior year. Voyage expenses are expected to decrease during 2006 due to our smaller fleet size.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $152.6 million, or 26.2%, to $430.7 million for the year ended December 31, 2005 compared to $583.3 million for the prior year. Approximately $105 million of this decrease is due to the weaker spot market for Suezmax and Aframax vessels during the year ended December 31, 2005 compared to the prior year as well as a 4.7% decrease in the average size of our fleet. Our average TCE rates declined 18.8% to $30,605 during the year ended December 31, 2005 compared to $37,676 during the year ended December 31, 2004. The average size of our fleet decreased 4.7% to 41.9 vessels (25.5 Aframax, 16.4 Suezmax) for the year ended December 31, 2005 compared to 44.0 vessels (25.0 Aframax, 19.0 Suezmax) for the prior year. Voyage expenses are expected to decrease during 2006 due to our smaller fleet size.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,
	2005	2004	Increase (Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$83,658	$82,894	$764	0.9%
Suezmax	1,469	3,902	(2,433)	-62.4%
Total	85,127	86,796	(1,669)	-1.9%

Spot charter:
Aframax	125,146	175,791	(50,645)	-28.8%
Suezmax	220,425	320,749	(100,324)	-31.3%
Total	345,571	496,540	(150,969)	-30.4%

TOTAL NET VOYAGE REVENUE	$430,698	$583,336	$(152,638)	-26.2%

Vessel operating days:
Time charter:
Aframax	3,936	4,182	(246)	-5.9%
Suezmax	47	189	(142)	-75.1%
Total	3,983	4,371	(388)	-8.9%

Spot charter:
Aframax	4,529	4,738	(209)	-4.4%
Suezmax	5,561	6,373	(812)	-12.7%
Total	10,090	11,111	(1,021)	-9.2%
TOTAL VESSEL OPERATING DAYS	14,073	15,482	(1,409)	-9.1%
AVERAGE NUMBER OF VESSELS	41.9	44.0	(2.1)	-4.7%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$21,255	$19,822	$1,433	7.2%
Suezmax	$31,260	$20,646	$10,614	51.4%
Combined	$21,373	$19,857	$1,516	7.6%

Spot charter:
Aframax	$27,632	$37,099	$(9,467)	-25.5%
Suezmax	$39,638	$50,331	$(10,693)	-21.2%
Combined	$34,249	$44,689	$(10,440)	-23.4%

TOTAL TCE	$30,605	$37,676	$(7,071)	-18.8%

As of December 31, 2005, 11 of our vessels (including our nine OBO Aframax vessels which will be sold in 2006) are on time charters expiring between March 2006 and July 2006.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs decreased by $10.1 million, or 10.5%, to $86.7 million for the year ended December 31, 2005 compared to $96.8 million for the prior year. This decrease is due to a decrease in crewing costs associated with lower crew travel costs during the year ended December 31, 2005 compared to the prior year as well as a 4.7% decrease in the size of our fleet. On a daily basis, direct vessel expenses per vessel decreased by $344, or 5.7%, to $5,661 ($5,493 Aframax, $5,922 Suezmax) for the year ended December 31, 2005 compared to $6,005 ($5,676 Aframax, $6,438 Suezmax) for the prior year, primarily as the result of a decrease in crewing costs. Although daily direct vessel operating expenses have decreased during 2005 compared to 2004, we anticipate that daily direct vessel operating expenses will increase during 2006 due to higher crew, lubricating oils and insurance costs. Total direct vessel operating expenses are expected to decrease in 2006, due to the smaller size of our fleet at the end of 2005 compared to at the end of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses increased by $12.6 million, or 40.0%, to $44.0 million for the year ended December 31, 2005 compared to $31.4 million for the prior year. The primary components of this increase for the year ended December 31, 2005 compared to the prior year are:

(a) a $6.7 million increase in restricted stock amortization, salaries and bonus accruals for our U.S.-based personnel, which included amortization of restricted stock grants made in February, April, May and December 2005;

(b) a $1.9 million increase in professional fees attributable to consultation, legal and accounting costs associated with strategic advisory services associated with an unsolicited acquisition proposal, senior executive employment agreements and Sarbanes-Oxley 404 compliance;

(c) a $1.6 million increase in the costs of operating our foreign subsidiaries in Greece and the United Kingdom, which reflects increases in number of personnel;

(d)  $1.6 million of lease payments and expenses associated with our lease of an aircraft which the Company entered into during February 2004; and

(e) $0.5 million increase in occupancy costs attributable to rent paid on both our former New York City office which we occupied until April 2005 and our new corporate headquarters for which our lease began in December 2004.

General and administrative expenses as a percentage of net voyage revenues increased to 10.2% for the year ended December 31, 2005 from 5.4% for the prior year. Daily general and administrative expenses per vessel increased $924, or 47.4%, to $2,873 for the year ended December 31, 2005 compared to $1,949 for the prior year.

We anticipate that general and administrative expenses during 2006 will be relatively unchanged from 2005. We expect an increase in amortization of restricted stock awards of approximately $3 million during 2006 as compared to 2005, offset by anticipated decreases in certain other areas including an approximate $1.5 million decrease in the cost of operating our office in Greece due to our plan to close that office by July 2006.

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey and loan fees, decreased by $3.5 million, or 3.5%, to $97.3 million for the year ended December 31, 2005 compared to $100.8 million for the prior year. This decrease is primarily due to the reduction in the size of our fleet during 2005, which decreased vessel depreciation by $9.4 million, or 11.1%, to $75.6 million during the year ended December 31, 2005 compared to $85.0 million during the prior year, partially offset by increases in drydock amortization.

Amortization of drydocking increased by $6.2 million, or 52.4%, to $18.0 million for the year ended December 31, 2005 compared to $11.8 million for the prior year. This increase includes amortization associated with $38.0 million of capitalized expenditures relating to our vessels for the year ended December 31, 2005 as well as a full year of amortization associated with $17.1 million of capitalized drydocking for the prior year. We anticipate that the amortization associated with drydocking our vessels will decrease in 2006 because of the reduction in the size of our fleet during 2005.

GAIN ON SALE OF VESSELS- During 2005, we agreed to sell our four single-hull Suezmax vessels, our six double-sided Suezmax vessels, our one single-hull Aframax vessel and our six double-sided Aframax vessels in order to transform our fleet to exclusively double-hull vessels. Through December 31, 2005, 13 of these vessels were delivered to their new owners for aggregate net proceeds of $334.7 million, for a net gain on sale of vessels of $91.2 million.

During July 2004, we agreed to sell four of our single-hull Suezmax vessels in order to reduce the number of single-hull vessels in the Company’s fleet. These vessels were sold during August and October 2004 for aggregate net proceeds of approximately $84.2 million, resulting in a gain on sale of vessels of $6.6 million.

In addition, as of December 31, 2005, we reclassified our nine Aframax OBO vessels from Vessels to Vessels held for sale. We decided to sell these vessels to reduce the average age of our fleet.

NET INTEREST EXPENSE-Net interest expense decreased by $8.9 million, or 23.6%, to $28.9 million for the year ended December 31, 2004 compared to $37.8 million for the prior year. This decrease is primarily the result of a 36.8% decrease in our weighted average outstanding debt of $410.8 million for the year ended December 31, 2005 compared to $650.2 million for the year ended December 31, 2004. This decrease is primarily attributable to decreases in our floating rate debt which bears lower interest rates than our Senior Notes. The effect of the retirement of substantially all of our Senior Notes as of December 31, 2005, did not have a significant effect on 2005 interest expense because this retirement occurred on December 30, 2005. However, based on our debt composition and levels as of December 31, 2005, net interest expense is expected to decrease significantly during 2006.

OTHER EXPENSE- During 2005, other expense consisted primarily of a $45.8 million loss relating to our repurchase of $250.0 million of our Senior Notes, inclusive of a $5.7 million write-off of deferred financing costs. Also, in October 2005, we entered into an $800 million credit facility, refinancing our $825 million credit facility, at which time we wrote off as a non-cash charge $5.0 million associated with the unamortized deferred financing costs associated with the $825 million credit facility.

On July 1, 2004, we entered into an $825 million credit facility, refinancing our First, Second and Third Credit Facilities. Upon consummation of this refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7.9 million was written off as a non-cash charge in July 2004.

We currently anticipate that our technical office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd., will cease its operations by July 2006. We estimate the cost of closing that office to be approximately $1.5 million, primarily attributable to employee severance costs, as well as professional fees and the rent associated with the remainder of the lease which expires at the end of 2006. We anticipate that approximately $0.8 million of this total expected cost, which will be a component of general and administrative expense on our statement of operations, will be recognized during the first quarter of 2006, with the remainder recognized as a component of other expense on our statement of operations later in 2006. We estimate that substantially all of these costs will result in future cash expenditures.

NET INCOME-Net income was $212.4 million for the year ended December 31, 2004 compared to net income of $315.1 million for the prior year.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

VOYAGE REVENUES- Voyage revenues increased by $246.8 million, or 54.3%, to $701.3 million for the year ended December 31, 2004 compared to $454.5 million for the prior year. This increase is due to the stronger spot market for Suezmax and Aframax vessels during the year ended December 31, 2004 compared to the prior year as well as an 8.4% increase in the average size of our fleet and the greater proportion of our fleet during 2004 that is comprised of Suezmax vessels, which usually generate more voyage revenue than Aframax vessels. The average size of our fleet increased to 44.0 (25.0 Aframax, 19.0 Suezmax) vessels during the year ended December 31, 2004 compared to 40.6 vessels (25.4 Aframax, 15.2 Suezmax) during the prior year.

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

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $246.7 million, or 73.3%, to $583.3 million for the year ended December 31, 2004 compared to $336.6 million for the prior year. This increase is due to the stronger spot market for Suezmax and Aframax vessels during the year ended December 31, 2004 compared to the prior year as well as an 8.4% increase in the average size of our fleet and the greater proportion of our fleet during 2004 that is comprised of Suezmax vessels, which usually generate more voyage revenue than Aframax vessels. Our average TCE rates improved 59.7% to $37,676 during the year ended December 31, 2004 compared to $23,596 during the year ended December 31, 2003. The average size of our fleet increased 8.4% to 44.0 vessels (25.0 Aframax, 19.0 Suezmax) for the year ended December 31, 2004 compared to 40.6 vessels (25.4 Aframax, 15.2 Suezmax) for the prior year.

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

DEPRECIATION AND AMORTIZATION-Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey and loan fees, increased by $15.9 million, or 18.7%, to $100.8 million for the year ended December 31, 2004 compared to $84.9 million for the prior year. This increase is primarily due to the growth in the average number of vessels in our fleet, which increased 8.4% during the year ended December 31, 2004 compared to the prior year as well as an increase in drydock amortization described in more detail below.

Amortization of drydocking increased by $4.7 million, or 66.6%, to $11.8 million for the year ended December 31, 2004 compared to $7.1 million for the prior year. This increase includes amortization associated with $17.1 million of capitalized expenditures relating to our vessels for the year ended December 31, 2004 as well as a full year of amortization associated with $14.1 million of capitalized drydocking for the prior year.

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

In December 2003, the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull tankers from 2015 to 2010 unless the flag state extends the date to 2015. Management determined that the useful lives of its nine single-hull vessels would end in 2010, which is four to six years earlier than the 25-year useful lives the vessels had previously been ascribed. Because of the reduction in the useful lives of these single-hull vessels and the consequent reduction in projected cash flows, it was determined that an aggregate impairment charge of $18.8 million was required on five vessels, which represented the amount by which the carrying value of these vessels exceeded their fair value as determined by an independent third party appraiser.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds; Cash Management

Since our formation, our principal sources of funds have been equity financings, issuance of long-term debt securities, operating cash flows, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities. Beginning in 2005, we also adopted policies to use funds to pay dividends and, from time to time, to repurchase our common stock. See below for descriptions of our Dividend Policy and our Share Repurchase Program.

Our practice has been to acquire vessels using a combination of funds received from equity investors, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. Because our payment of dividends is expected to decrease our available cash, while we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review debt and equity financing alternatives to fund such acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.

We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to implement our growth plan, dividend policy, and share repurchase. We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

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

Dividend Policy

On January 26, 2005 we announced that our board of directors has initiated a cash dividend policy. Under the policy, we plan to declare quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after net interest expense and reserves, as established by the board of directors. These reserves, which the board of directors expects to review on at least an annual basis, will take into account normal maintenance and drydocking of existing vessels as well as capital expenditures for vessel acquisitions to ensure the indefinite renewal of our fleet. Our board of directors expects to review these reserves from time to time and at least annually, taking into account the remaining useful life and asset value of the fleet, among other factors. We intend to utilize proceeds from the sale of 17 single-hull and double-sided Suezmax and Aframax vessels, which we have either sold or agreed to sell as of December 31, 2005, to pay down debt, and therefore such proceeds will be excluded in the calculation of our dividend for the applicable quarters.

On June 13, 2005, we paid $68.4 million of dividends to our shareholders relating to the quarter ended March 31, 2005. On September 7, 2005, we paid $32.5 million of dividends to our shareholders relating to the quarter ended June 30, 2005. On December 13, 2005, we paid $9.5 million of dividends to our shareholders relating to the quarter ended September 30, 2005. On February 21, 2006, our board of directors announced that we will be paying a quarterly dividend of $2.00 per share on or about March 17, 2006 to the shareholders of record as of March 3, 2006. The aggregate amount of the dividend is expected to be $68.1 million, which we anticipate will be funded from cash on hand at the time payment is to be made.

Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005 and February 2006, the Company’s Board of Directors approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $400 million. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Through January 30, 2006, the Company has acquired 5,120,556 shares of its common stock for $189.1 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.

Debt Financings

2005 Credit Facility

On October 26, 2005, we entered into an $800 million revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders. The 2005 Credit Facility has been used to refinance the existing term borrowings under our 2004 Credit Facility described below (the “2005 Refinancing”). Pursuant to the 2005 Refinancing, we repaid $175 million outstanding under the term loan of our 2004 Credit Facility primarily by making an initial drawdown of $162.8 million and using the $13.1 million cash held in escrow described below.

Upon consummating the 2005 Refinancing, unamortized deferred financing costs associated with the 2004 Credit Facility aggregating $5.7 million was written off as a non-cash charge in October 2005. This non-cash charge is classified as Other expense on our statement of operations.

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semi annual reductions of $44.5 million beginning October 26, 2009 and a bullet reduction of $533 million at the end of year seven. Up to $50 million of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of December 31, 2005, we have outstanding letters of credit aggregating $2.6 million which expire between January and December 2006, leaving $47.4 million available to be issued.

The 2005 Credit Facility permits us to pay out dividends under our current policy, repurchase shares of our common stock and repurchase our Senior Notes in accordance with its terms and conditions. This facility allows us to pay dividends or repurchase our common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels (which are expected to aggregate approximately $675 million), including the 13 vessels we sold during November and December 2005 and the 13 vessels we have classified as held for sale as of December 31, 2005. In addition, we are permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by our board of directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of December 31, 2005, $135.0 million of the facility is outstanding. The facility is collateralized by, among other things, 17 of our double-hull vessels and our four new building Suezmax contracts, with carrying values as of December 31, 2005 of $564.6 million and $88.5 million, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility. Our remaining 13 vessels (all of which are classified as Vessels held for sale as of December 31, 2005) are unencumbered.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions included in the credit documents. The various covenants in the 2005 Credit Facility are generally consistent with the types of covenants that were applicable under the 2004 Credit Facility. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend its governing documents or documents related to our Senior Notes, and merge, consolidate, or dispose of assets. We are also required to comply with various ongoing financial covenants, including with respect to our leverage ratio, minimum cash balance, net worth, and collateral maintenance. If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility. As of December 31, 2005 we are in compliance with all of the covenants under our 2005 Credit Facility.

2004 Credit Facility- Refinanced by the 2005 Credit Facility

On July 1, 2004, we closed on an $825 million senior secured bank financing facility (“2004 Credit Facility”) consisting of a term loan of $225 million and a revolving loan of $600 million. The term loan had a five year maturity at a rate of LIBOR plus 1.0% and was to amortize on a quarterly basis with 19 payments of $10 million and one payment of $35 million. The revolving loan component, which did not amortize, had a five year maturity at a rate of LIBOR plus 1.0% on the used portion and a 0.5% commitment fee on the unused portion.

Concurrent with the closing of the 2004 Credit Facility, pursuant to which we borrowed $225 million under the term loan and $290 million under the revolving credit facility, we retired our existing First, Second and Third Credit Facilities described below (the “Refinancing”). At the time of the Refinancing, the 2004 Credit Facility was secured by the 42 vessels which collateralized the First, Second and Third Credit Facilities and five vessels which were acquired during 2004. In addition, each of our subsidiaries which had an ownership interest in any vessel that was secured by the 2004 Credit Facility had provided unconditional guaranties of all amounts owing under the 2004 Credit Facility. Deferred financing costs incurred relating to the 2004 Credit Facility aggregated $6.9 million.

Upon consummating the Refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7.9 million was written off as a non-cash charge in July 2004. This non-cash charge is classified as Other expense on the statement of operations.

In August and October 2004, we sold four single-hull Suezmax vessels. Pursuant to amendments to the 2004 Credit Facility, we were permitted, until August 2006 to substitute as collateral future vessel acquisitions with a fair value equivalent to the vessels sold. Had this amendment not been agreed to, we would, upon the sale of these four vessels, have had to repay $13.1 million associated with the $225 million term loan and the $600 million revolving credit facility would have been permanently reduced by $35.2 million. In accordance with amendments to the 2004 Credit Facility, we placed $13.1 million in escrow. This amount of cash held in escrow is classified as Other assets on our balance sheet. Pursuant to the 2005 Refinancing, these funds were used to repay a portion of the 2004 Credit Facility.

Under this credit facility, we were required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital. In addition, the 2004 Credit Facility, as amended, permitted us to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by our board of directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. Such amount was to be reduced to the extent that the aggregate amount permitted to be paid for dividends for all fiscal quarters since January 1, 2005 is a negative amount. However, we would not have been permitted to pay dividends if certain significant defaults as defined under the 2004 Credit Facility were to occur. During the year ended December 31, 2005, we paid dividends of $110.4 million.

First, Second and Third Credit Facilities — Refinanced by the 2004 Credit Facility

The First Credit Facility was comprised of a $200 million term loan and a $100 million revolving loan. The First Credit Facility was to mature on June 15, 2006. The First Credit Facility bore interest at LIBOR plus 1.5%. We were obligated to pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. Due to the sale of three of the Aframax vessels securing the First Credit Facility, the revolving loan facility was reduced to $96.5 million.

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

Interest Rate Swap Agreements

In August and October 2001, we entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% of our outstanding term loans under its First and Second Credit Facilities. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged the First Credit Facility, described above, to a fixed rate of 6.25%. This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged the Second Credit Facility, described above, to a fixed rate of 5.485%. This swap agreement terminates on June 27, 2006. As of December 31, 2005, the outstanding notional principal amounts on the swap agreements entered into during August 2001 and October 2001 are $9.0 million and $10.5 million, respectively. The Company has determined that, through June 30, 2005, these interest rate swap agreements, which effectively hedged the Company’s First and Second Credit Facilities continued to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility. As of July 1, 2005, the Company stopped designating its interest rate swaps as a hedge. The Company did not designate these interest rate swaps as a hedge against the 2005 Credit Facility.

Senior Notes

On March 20, 2003, we issued $250 million of 10% Senior Notes which are due March 15, 2013. Interest is paid on the Senior Notes each March 15 and September 15. The Senior Notes are general unsecured, senior obligations of the Company. The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246.2 million. The Senior Notes required us to apply a portion of its cash flow during 2003 to the reduction of its debt under our First, Second and Third facilities. As of December 31, 2004, the discount on the Senior Notes is $3.4 million. This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method. The Senior Notes are guaranteed by all of our “restricted” subsidiaries (all of which are 100% owned by us). These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation. The parent company, General Maritime Corporation, has no independent assets or operations.

Between September 23, 2005 and culminating on December 30, 2005 with a cash tender offer, we purchased and retired $249,980,000 par value of our Senior Notes for cash payments aggregating $286.9 million. Pursuant to these purchases, we recorded a loss of $40.8 million, which represents the amount by which the cash paid exceeds the carrying value of the Senior Notes as well as associated brokerage and legal fees. In addition, we wrote off the unamortized deferred financing costs associated with the Senior Notes of $5.0 million as a non-cash charge. Both the loss on retirement and the write-off of the unamortized deferred financing costs are classified as Other expense on the statement of operations.

In January 2006, pursuant to the completion of the cash tender offer, the second supplemental indenture entered into in connection with the Senior Notes (the “Second Supplemental Indenture”) became operative. The Second Supplemental Indenture amends the indenture under which the Senior Notes were issued (the “Indenture”), to eliminate substantially all of the restrictive covenants and certain default provisions in the Indenture (the “Amendments”). The Amendments are binding upon holders of Senior Notes who did not tender their Senior Notes pursuant to the cash tender offer even though such holders have not consented to the Amendments.

As of December 31, 2005, we are in compliance with all of the covenants under our Senior Notes indenture.

The total outstanding amounts as of December 31, 2005 associated with our 2005 Credit Facility and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)
AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
2005 Credit Facility	$135,000	October 2012
Senior Notes	20	March 2013

Cash and Working Capital

Cash increased to $97.0 million as of December 31, 2005 compared to $46.9 million as of December 31, 2004. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $438.4 million as of December 31, 2005 (including $294.5 million of vessels held for sale), compared to $68.0 million as of December 31, 2004. The current portion of long-term debt included in our current liabilities was $0 as of December 31, 2005 and $40.0 million as of December 31, 2004.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 31.3% to $249.6 million for the year ended December 31, 2005, compared to $363.2 million for the prior year. This decrease is primarily attributable to net income of $212.4 million for the year ended December 31, 2005 compared to net income of $315.1 million for the prior year.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $318.2 million for the year ended December 31, 2005 compared to net cash used by investing activities of $168.5 million for the prior year. During the year ended December 31, 2005, we received $334.7 million from the sale of 13 vessels and paid $10.6 million of costs on our four Suezmax newbuilding contracts (including capitalized interest of $3.5 million). During the year ended December 31, 2004, we paid $180.6 million to the seller for five vessels, and paid $76.0 million for four Suezmax newbuilding contracts (of which $67.2 million was paid to the seller of those contracts and $8.8 million of installment payments were made to the shipyards).

Net cash used in investing activities was $168.5 million for the year ended December 31, 2004 compared to $502.9 million for the prior year. During the year ended December 31, 2004, we paid $180.6 million to the seller for five vessels, and paid $76.0 million for four Suezmax newbuilding contracts (of which $67.2 million was paid to the seller of those contracts and $8.8 million of installment payments were made to the shipyards). During the year ended December 31, 2004, we received $94.6 million of proceeds from the sale of one Aframax vessel and four Suezmax vessels. During the year ended December 31, 2003, we expended $528.5 million for the purchase of 19 vessels and we received $27.3 million of proceeds from the sale of four Aframax vessels.

Cash Flows from Financing Activities

Net cash used by financing activities was $517.7 million for the year ended December 31, 2005 compared to $186.7 million for the prior year. The change in cash provided by financing activities relates to the following:

•      Net proceeds from the issuance of long-term debt during the year ended December 31, 2005, net of issuance costs of $5.3 million, were $157.5 million relating to the initial borrowings under our 2005 Credit Facility. Net proceeds from the issuance of long-term debt during the year ended December 31, 2004, net of issuance costs of $7.2 million, were $507.8 million relating the initial borrowings under our 2004 Credit Facility.

•      During the year ended December 31, 2005, we retired our 2004 Credit Facility and repaid the $175.0 million outstanding on that facility at the time of its retirement. Additionally, during the year ended December 31, 2005, we retired $249,980,000 par value of our Senior Notes for $286.9 million. During the year ended December 31, 2004, we retired our First, Second and Third Credit Facilities, and repaid the $448.3 million outstanding on those credit facilities at the time of their retirement.

•      Principal repayments of long-term debt were $30.0 million for the year ended December 31, 2005 associated with permanent principal repayments under our 2005 Credit Facility. Principal repayments of long-term debt were $59.0 million for the year ended December 31, 2004 associated with permanent principal repayments under our First, Second, Third and 2004 Credit Facilities.

•      During the year ended December 31, 2005, we repaid $62.8 million of revolving debt associated with our 2005 and 2004 Credit Facilities; during the year ended December 31, 2004, we repaid $177.0 million of revolving debt associated with our First, Second and 2004 Credit Facilities.

•      During the year ended December 31, 2004, we sold three Suezmax vessels which would have required a $13.1 million repayment of the term loan portion of our 2004 Credit Facility. Pursuant to an amendment to the 2004 Credit Facility, this $13.1 million was placed in an escrow account with the lender pending our providing substitute collateral. During the year ended December 31, 2005, we used these funds held in escrow to retire a portion of the 2004 Credit Facility at the time that credit facility was refinanced by the 2005 Credit Facility.

•      During the year ended December 31, 2005, we paid $24.8 million to acquire 677,800 shares of our common stock which we retired as of December 31, 2005.

•      During the year ended December 31, 2005, we paid $110.4 million of dividends to shareholders.

Net cash used by financing activities was $186.7 million for the year ended December 31, 2004 compared to net cash provided by financing activities of $361.0 million for the prior year period. The change in cash provided by financing activities relates to the following:

•      Net proceeds from the issuance of long-term debt during the year ended December 31, 2004, net of issuance costs of $7.2 million, were $507.8 million relating the initial borrowings under our 2004 Credit Facility. Net proceeds from issuance of long-term debt during the year ended December 31, 2003 net of issuance costs of $14.6 million was $506.6 million, which was comprised of $246.2 million of proceeds from our Senior Notes offering and $275.0 million from our Third Credit Facility.

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

•      During the year ended December 31, 2004, we sold three Suezmax vessels which would have required a $13.1 million repayment of the term loan portion of our 2004 Credit Facility. Pursuant to an amendment to the 2004 Credit Facility, we had until August 2005 to provide substitute collateral to the 2004 Credit Facility. This $13.1 million was placed in an escrow account with the lender pending our providing substitute collateral.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During 2006, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on four vessels and that the expenditures to perform these drydocks will aggregate approximately $11 million to $13 million. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts. The purchase price of these contracts aggregate $67.2 million which was paid to the seller of those contracts. Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts. As of December 31, 2005, we are required to pay an additional aggregate amount of $146.3 million through the completion of construction of these four Suezmax vessels delivery of which is expected to occur between March 2006 and January 2008. The installments that comprise this $146.3 million are payable as follows: $71.3 million in 2006, $42.4 million in 2007, and $32.6 million in 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Other Commitments

In February 2004, the Company entered into an operating lease for an aircraft. The lease has a term of five years and requires monthly payments by the Company of $125,000.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $109,724 per month from October 1, 2005 to September 30, 2010, $118,868 per month from October 1, 2010 to September 30, 2015, and $128,011 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $104,603.

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Total	2006	2007	2008	2009	2010	Thereafter
Debt payments	$135.0	$—	$—	$—	$—	$—	$135.0
Newbuilding installments	146.3	71.3	42.4	32.6	—	—	—
Aircraft lease	4.6	1.5	1.5	1.5	0.1	—	—
Senior officer employment agreements	5.4	2.0	2.0	0.7	0.7	—	—
New York office lease	21.0	1.3	1.3	1.3	1.3	1.3	14.5
Total commitments	$312.3	$76.1	$47.2	$36.1	$2.1	$1.3	$149.5

Other Derivative Financial Instruments

Forward Freight Agreements

As part of our business strategy, we may from time to time enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels. The FFAs being considered by the company are future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders. Generally, these FFAs would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route. Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.

During September and October 2005, we entered into four FFAs involving contracts to provide a fixed number of theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, by trade route. The duration of a contract can be one month, quarterly or up to two years (currently our open positions extend to December 2005) with open positions settling on a monthly basis. We have taken short positions in FFA contracts, which reduce a portion of our exposure to the spot charter market by creating synthetic time charters. At December 31, 2005, the FFAs had no aggregate notional value, because the contracts expired on December 31, 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that we would receive or pay to terminate the agreements at the reporting date. As of December 31, 2005, we have recorded a liability of $0.3 million related to the fair market value of these economic hedges. We have recorded the aggregate net realized and unrealized loss of $0.8 million for the year ended December 31, 2005 as Other expense on the statement of operations.

Currency Forward Contract

As of December 31, 2005 we are party to a forward contract to acquire 5 million Euros on January 17, 2006 for $6.0 million. Changes in the fair value of this forward contract subsequent to July 19, 2005 (the date on which we entered into the contract, at which time the fair value was $0) will be recorded as Other expense on our statement of operations. We entered into this contract to guard against weakening in the dollar against the Euro. As of December 31, 2005, we have recorded a liability of $0.1 million related to the fair market value of this derivative financial instrument. We have recorded the aggregate net unrealized loss of $0.1 million for the year ended December 31, 2005 as Other expense on the statement of operations.

Bunker Collar

During the year ended December 31, 2005, we entered into a “costless collar” to obtain a quantity of fuel between $220/metric ton (“MT”) and $300/MT. We use this derivative as an economic hedge, but have not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative are recorded to our statement of income each reporting period. Under this agreement, we have a right to receive (call option) the amount by which the bunker price on a specified index exceeds $300/MT and an obligation to pay (put option) the amount by which $220/MT exceeds the bunker price on a specified index. The term is for a notional 1,000 MT of bunkers per month for each month in the period between October 1, 2005 and March 31, 2006. As of December 31, 2005, we have recorded an asset of $12,000 related to the fair market value of this economic hedge. We have recorded an aggregate net unrealized gain of $12,000, for the year ended December 31, 2005 as Other expense on the statement of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies. Except for a change in the estimated useful lives of our single-hull vessels effective October 1, 2003 and the increase in residual scrap values of our vessels effective January 1, 2004, we believe that there has been no change in or additions to our critical accounting policies since December 2001.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past five years ended December 31, 2005. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of December 31, 2005, we provided a reserve of approximately 14% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.

DEPRECIATION AND AMORTIZATION. We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our non-single-hull vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. We believe that a 25-year depreciable life for double-hull and double-sided vessels is consistent with that of other ship owners and with its economic useful life. Depreciation is based on cost less the estimated residual scrap value. Until December 31, 2003, we estimated residual scrap value as the lightweight tonnage of each vessel multiplied by $125 scrap value per ton. Effective January 1, 2004, we changed our estimate of residual scrap value per lightweight ton to be $175, which we believe better approximates the historical average price of scrap steel. An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value (as was done in 2004) would decrease the amount of the annual depreciation charge. A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

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

DEFERRED DRYDOCK COSTS. Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. We capitalize the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflects the economics and market values of the vessels.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. This Statement will be effective as of the beginning of the first fiscal year that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The impact of adopting SFAS No. 123R will result in additional compensation expense during, 2006 of approximately $140,000 which the Company does not consider to be material.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS No. 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS No. 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

Related Party Transactions

Through April 2005, we leased office space of approximately 11,000 square feet for our principal executive offices in New York, New York in a building leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, our Chairman, President and Chief Executive Officer. There was no lease agreement between us and GenMar Realty LLC. We paid an occupancy fee on a month to month basis in the amount of $55,000 for use of that space. In April 2005, we moved our executive offices, and ceased using that space and paid that fee at the end of that month.

During the fourth quarter of 2000, we lent $485,467 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of December 31, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2005, we had $135.0 million of floating rate debt with a margin over LIBOR ranging from 0.75% to 1.0% compared to December 31, 2004 when we had $240.0 million of floating rate debt with margins over LIBOR of 1.0%. Until July 1, 2005, we used interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. As of July 1, 2005, we stopped designating our interest rate swaps as a hedge. The differential to be paid or received under these swap agreements is accrued as interest rates change and was recognized as an adjustment to interest expense through June 30, 2005 and other expense thereafter. As of December 31, 2005 and 2004, we were party to interest rate swap agreements having aggregate notional amounts of $19.5 million and $45.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of December 31, 2005 the fair value of these swaps was a net asset to us of $25,000. A one percent increase in LIBOR would increase interest expense on the portion of our $115.5 million outstanding floating rate indebtedness that is not economically hedged by approximately $1.2 million per year from December 31, 2005.

FOREIGN EXCHANGE RATE RISK

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroners. During the year ended December 31, 2005, at least 18% of the Company’s direct vessel operating expenses and general and administrative expenses were denominated in these currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $2.4 million for the year ended December 31, 2005.

As of December 31, 2005, we are party to a forward contract to acquire 5 million Euros on January 17, 2006 for $6.0 million. Changes in the fair value of this forward contract subsequent to July 19, 2005 ([the date on which we entered into the contract,] at which time the fair value was $0) will be recorded as Other expense on our statement of operations. We entered into this contract to guard against weakening in the dollar against the Euro. As of December 31, 2005, we have recorded a liability of $0.1 million related to the fair market value of this derivative financial instrument. We have recorded the aggregate net unrealized loss of $0.1 million for the year ended December 31, 2005, which is classified as Other expense on the statement of operations. A 10% decline in the value of the Euro against the dollar as of December 31, 2005 would have resulted in an additional net unrealized loss of $0.6 million for the year ended December 31, 2005.

CHARTER RATE RISK

As part of our business strategy, we may from time to time enter into FFAs to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these FFAs are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route. Our objective would be to hedge and manage market risks as part of our commercial management. During September and October 2005, we entered into four FFAs involving contracts for short positions settled based on the monthly BITR. Our open positions extended to December 2005 and settled on a monthly basis. At December 31, 2005, the FFAs had no aggregate notional value, because the contracts expired on December 31, 2005. As of December 31, 2005, we have recorded a liability of $0.3 million related to the fair market value of these economic hedges. We have recorded an aggregate net realized and unrealized loss of $0.8 million for the year ended December 31, 2005, which is classified as Other expense on the statement of operations. A 10% increase in the BITR would have resulted in an additional net realized and unrealized loss of $0.1 million for the year ended December 31, 2005.

FUEL PRICE RISK

During the year ended December 31, 2005, we entered into a “costless collar” for each month in the period between October 1, 2005 and March 31, 2006 to obtain a notional 1,000 MT of bunkers per month between $220/MT and $300/MT. We use this derivative as an economic hedge, but we have not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative are recorded to our statement of income each reporting period. As of December 31, 2005, we have recorded an asset of $12,000 related to the fair market value of this economic hedge. We have recorded an aggregate net unrealized gain of $12,000, for the year ended December 31, 2005, which is classified as Other expense on the statement of operations. If the average bunker price dropped by 10% on January 1, 2006 from the December 31, 2005 level and stayed at that level until the expiration of this derivative on March 31, 2006, we would not be required to make any payments to the counter party during 2006.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MARITIME CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Maritime Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

March 13, 2006
New York, New York

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars in thousands except per share data)

	DECEMBER 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash	$96,976	$46,921
Due from charterers, net	47,281	73,883
Vessels held for sale	294,527	—
Prepaid expenses and other current assets	32,540	31,341
Total current assets	471,324	152,145
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $118,981 and $280,215, respectively	564,609	1,139,594
Vessel construction in progress	88,485	77,909
Other fixed assets, net	5,212	3,849
Deferred drydock costs, net	12,788	23,101
Deferred financing costs, net	4,463	11,860
Other assets	1,000	13,050
Goodwill	1,245	5,753
Total noncurrent assets	677,802	1,275,116
TOTAL ASSETS	$1,149,126	$1,427,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$32,862	$36,799
Accrued interest	44	7,321
Current portion of long-term debt	—	40,000
Total current liabilities	32,906	84,120
NONCURRENT LIABILITIES:
Deferred voyage revenue	2,140	5,558
Long-term debt	135,020	446,597
Other noncurrent liabilities	2,552	—
Derivative liability	383	560
Total noncurrent liabilities	140,095	452,715
TOTAL LIABILITIES	173,001	536,835
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 38,040,320 and 37,895,870 shares at December 31, 2005 and December 31, 2004, respectively	380	379
Paid-in capital	473,855	424,021
Restricted stock	(45,516)	(3,646)
Retained earnings	547,406	470,217
Accumulated other comprehensive loss	—	(545)
Total shareholders’ equity	976,125	890,426
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,149,126	$1,427,261

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands except per share data)

	2005	2004	2003
VOYAGE REVENUES:
Voyage revenues	$567,901	$701,291	$454,456
OPERATING EXPENSES:
Voyage expenses	137,203	117,955	117,810
Direct vessel expenses	86,681	96,818	91,981
General and administrative	43,989	31,420	22,866
Depreciation and amortization	97,320	100,806	84,925
Gain on sale of vessels	(91,235)	(6,570)	(1,490)
Impairment charge	—	—	18,803
Total operating expenses	273,958	340,429	334,895
OPERATING INCOME	293,943	360,862	119,561
OTHER EXPENSE:
Interest income	3,482	979	462
Interest expense	(32,400)	(38,831)	(35,505)
Other expense	(52,668)	(7,901)	—
Net other expense	(81,586)	(45,753)	(35,043)
Net income	$212,357	$315,109	$84,518

Earnings per common share:
Basic	$5.71	$8.51	$2.29
Diluted	$5.61	$8.33	$2.26

Weighted average shares outstanding- basic	37,164,321	37,049,266	36,967,174

Weighted average shares outstanding- diluted	37,874,378	37,813,929	37,355,764

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands except per share data)

	Common Stock	Paid-in Capital	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance as of January 1, 2003	$376	$418,782	$(3,742)	$70,590	$(4,370)		$481,636
Net Income				84,518		$84,518	84,518
Unrealized derivative gains on cash flow hedge					1,890	1,890	1,890
						$86,408
Issuance of 155,000 shares of restricted stock		2,260	(2,260)				—
Restricted stock amortization			689				689
Exercise of stock options	—	147					147
Balance as of December 31, 2003	376	421,189	(5,313)	155,108	(2,480)		568,880
Net Income				315,109		$315,109	315,109
Unrealized derivative gains on cash flow hedge					1,935	1,935	1,935
						$317,044
Restricted stock amortization			1,667				1,667

Exercise of stock options	3	2,832					2,835
Balance as of December 31, 2004	379	424,021	(3,646)	470,217	(545)		890,426

Comprehensive income:
Net income				212,357		$212,357	212,357
Unrealized derivative gains on cash flow hedge					545	545	545
Comprehensive income						$212,902

Cash dividends paid				(110,404)			(110,404)
Exercise of stock options	1	1,503					1,504
Issuance of 1,079,600 shares of restricted stock	7	48,331	(48,338)				—
Acquisition and retirement of 677,800 shares of common stock	(7)			(24,764)			(24,771)
Restricted stock amortization			6,468				6,468
Balance as of December 31, 2005	$380	$473,855	$(45,516)	$547,406	$—		$976,125

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands)

	2005	2004	2003

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$212,357	$315,109	$84,518
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessels	(91,235)	(6,570)	(1,490)
Impairment charge	—	—	18,803
Depreciation and amortization	97,320	100,806	84,925
Write-off of deferred financing costs of refinanced credit facilities	5,660	7,901	—
Loss on retirement of Senior Notes	45,778	—	—
Amortization of discount on Senior Notes	243	254	185
Restricted stock compensation expense	6,468	1,667	689
Changes in assets and liabilities:
Decrease (increase) in due from charterers	26,602	(37,674)	(10,850)
Increase in prepaid expenses and other current and noncurrent assets	(2,811)	(13,502)	(4,819)
(Decrease) increase in other current and noncurrent liabilities	(2,034)	13,548	7,261
(Decrease) increase in accrued interest	(7,277)	(479)	7,441
(Decrease) increase in deferred voyage revenue	(3,418)	(772)	5,586
Deferred drydock costs incurred	(38,039)	(17,050)	(14,137)
Net cash provided by operating activities	249,614	363,238	178,112

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Purchase of vessels	—	(182,457)	(528,519)
Payments for vessel construction in progress	(10,576)	(77,909)	—
Purchase of other fixed assets	(5,918)	(2,544)	(1,677)
Proceeds from sale of vessels	334,663	94,570	27,277
Acquisition of business net of cash received	—	(137)	—
Net cash provided (used) by investing activites	318,169	(168,477)	(502,919)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from Senior Notes offering	—	—	246,158
Long-term debt borrowings	162,788	515,000	275,000
Payments to retire Senior Notes	(286,851)	—	—
Payments to retire credit facilities	(175,000)	(448,305)	—
Principal payments on long - term debt	(30,000)	(59,022)	(91,584)
Net payments on revolving credit facilitities	(62,788)	(177,000)	(54,100)
Deferred financing costs paid	(5,256)	(7,203)	(14,590)
Cash released from (placed in) escrow with lender	13,050	(13,050)	—
Payments to acquire and retire common stock	(24,771)	—	—
Proceeds from exercise of stock options	1,504	2,835	147
Cash dividends paid	(110,404)	—	—
Net cash (used) provided by financing activities	(517,728)	(186,745)	361,031

Net increase in cash	50,055	8,016	36,224
Cash, beginning of the year	46,921	38,905	2,681
Cash, end of year	$96,976	$46,921	$38,905

Supplemental disclosure of cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$39,677	$39,310	$28,064
Restricted stock granted to employees (net of forfeitures)	$48,338	$—	$2,260

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER TON DATA)

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

SEGMENT REPORTING.  The Company has determined that it operates in one reportable segment, the transportation of crude oil with its fleet of midsize vessels.

PRINCIPLES OF CONSOLIDATION.  The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS.  Voyage revenues and voyage expenses are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2005 and 2004, the Company has a reserve of approximately $2,093 and $2,320, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. As of December 31, 2005 and 2004, the Company has recorded a reserve associated with its estimated performance claims against its due from charterers balance of $6,571 and $2,386, respectively.

VESSELS,  NET.  Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard for non-single-hull vessels. During the fourth quarter of 2003, management determined that single-hull vessels can only trade until 2010, when regulatory restrictions require their phase out unless certain conditions are met. Therefore, the Company reduced the estimated useful lives of its single-hull vessels from 25 years to lives ranging from to 19 to 21 years from the date of initial delivery from the shipyard. This change in estimate resulted in an increase in annual depreciation expense of approximately $8,500, or $0.23 per share, through 2009 on the Company’s nine single-hull vessels owned as of December 31, 2003. During 2004, the Company sold four of these single-hull vessels. The change in estimate resulted in an increase in annual depreciation expense of approximately $4,700, or $0.13 per share, through 2009 on the Company’s five remaining single-hull vessels owned as of December 31, 2004. During 2005, the Company sold, or is carrying on its December 31, 2005 balance sheet as held for sale, these five remaining single-hull vessels. Consequently, as of December 31, 2005, there is no additional depreciation expense attributable to any of the Company’s single-hull vessels.

Effective January 1, 2004, the Company increased residual scrap value of its vessels from $125 per light weight ton to $175 per light weight ton, which the Company believes better approximates the historical average price of scrap steel. The impact of this change is to reduce depreciation expense on the Company’s vessels owned at that time by approximately $3,600, or $0.10 per share, per year subsequent to December 31, 2003.

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

CONSTRUCTION IN PROGRESS.  Construction in progress represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2005 and 2004, the Company capitalized $3,475 and $1,270, respectively, of interest expense.

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

DEFERRED DRYDOCK COSTS, NET.  Approximately every 30 to 60 months the Company’s vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company capitalizes costs associated with the drydocks as they occur and amortizes these costs on a straight line basis over the period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the statement of operations. For the years ended December 31, 2005, 2004 and 2003, amortization was $17,957, $11,783 and $7,072, respectively. Accumulated amortization as of December 31, 2005 and 2004 was $3,052 and $15,878, respectively.

DEFERRED FINANCING COSTS, NET.  Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in depreciation and amortization. Amortization was $1,968, $3,142 and $3,468 for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated amortization as of December 31, 2005 and 2004 was $102 and $2,070, respectively.

GOODWILL.  As of January 1, 2002, the Company adopted the provisions for SFAS No. 142 “Goodwill and Other Intangible Assets.”  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, the Company amortized goodwill. The amount of such unamortized goodwill was $5,753 as of January 1, 2002 related to the Company’s acquisition in June 2001 of a technical management company. In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective January 1, 2002. During 2005, in connection with the reclassification of 26 vessels to vessels held for sale, $4,508 of the goodwill associated with certain of these vessels was reclassified to Vessels held for sale leaving a balance at December 31, 2005 of $1,245. The Company determined that there was no impairment of goodwill as of the transition date and during the years ended December 31, 2005, 2004 and 2003.

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

DEFERRED VOYAGE REVENUE.  Deferred voyage revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned in the appropriate future periods.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company’s net income and net income per share for the years ended December 31, 2005, 2004 and 2003, would have been stated at the pro forma amounts indicated below:

	2005	2004	2003
Net Income:

As reported	$212,357	$315,109	$84,518
Stock based compensation expense using the fair value method	309	458	201
Pro forma	$212,048	$314,651	$84,317

Earnings per common share (as reported):
Basic	$5.71	$8.51	$2.29
Diluted	$5.61	$8.33	$2.26

Earnings per common share (pro forma):
Basic	$5.71	$8.49	$2.28
Diluted	$5.60	$8.32	$2.26

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

FAIR VALUE OF FINANCIAL INSTRUMENTS.  The estimated fair values of the Company’s financial instruments other than its

Senior Notes approximate their individual carrying amounts as of December 31, 2005 and 2004 due to their short-term maturity or the variable-rate nature of the respective borrowings. The estimated fair value of the Company’s Senior Notes is based on quoted market prices.

DERIVATIVE FINANCIAL INSTRUMENTS.  In addition to interest rate swaps described below, the Company is party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, and (c) declines in future spot market rates, which would reduce revenues on future voyages of vessels trading on the spot market. The Company considers the derivative financial instruments the Company has entered to be economic hedges against these risks, although they do not qualify as hedges for accounting purposes. As such, the Company records the fair value of the derivative financial instruments on its balance sheet as a net Derivative liability or asset, as applicable. Changes in fair value in the derivative financial instruments, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other expense or income on the statement of operations as applicable.

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the years ended December 31, 2005, 2004 and 2003 included pay-fixed swaps. As of December 31, 2005, the Company is party to pay-fixed interest rate swap agreements that expire in 2006 which effectively convert floating rate obligations to fixed rate instruments. During the years ended December 31, 2005, 2004 and 2003, the Company recognized a credit to other comprehensive loss (OCI) of $545, $1,935 and $1,890, respectively. The aggregate asset (liability) in connection with a portion of the Company’s interest rate swaps as of December 31, 2005 and 2004 was $25 and $(560), respectively, and is presented as Derivative liability for cash flow hedge on the balance sheet.

CONCENTRATION OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk are trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS.  In December 2004, the FASB issued SFAS No. 123R that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. This Statement will be effective as of the beginning of the first fiscal year that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised Statement using a modified version of prospective application. Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The effects of the adoption of SFAS 123R on prior periods are presented in the Stock Based Compensation section of this footnote. Besides the effect of stock options previously issued, the Company believes that the adoption of SFAS No. 123R will result in additional compensation expense during 2006 of approximately $140 which the Company does not consider to be material.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS No. 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS No. 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

2. ACQUISITIONS

During the period from March 2003 to May 2003, the Company acquired 19 vessels from an unaffiliated entity consisting of 14 Suezmax vessels and five Aframax vessels. The aggregate purchase price of these vessels was $525,000, which was financed through the use of cash and borrowings under the Company’s existing revolving credit facilities together with the incurrence of additional debt described in Note 8.

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

The remaining installments on the four newbuilding Suezmax contracts to be paid by the Company subsequent to December 31, 2005 aggregate $146,339 and are payable as follows: $71,310 in 2006, $42,444 in 2007 and $32,585 in 2008.

3. EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options (see Note 16) using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards (see Note 17), for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2005 and 2004, all stock options were considered to be dilutive. For the year ended December 31, 2003, 267,000 stock options were excluded from the computation of diluted earnings per common share as they were anti-dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Year ended December 31,
	2005	2004	2003

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	37,164,321	37,049,266	36,967,174

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	37,164,321	37,049,266	36,967,174
Stock options	58,306	111,572	52,176
Restricted stock awards	651,751	653,091	336,414
Weighted average common shares outstanding, diluted	37,874,378	37,813,929	37,355,764

During January 2006, the Company acquired and retired 4,442,756 shares of its common stock for $164,355.

4. IMPAIRMENT CHARGE/ GAIN ON SALE OF VESSELS

During 2003, a 1980-built single-hull Aframax vessel and a 1981-built single-hull Aframax vessel, which were classified as vessels held for sale as of December 31, 2002, were sold, resulting in an aggregate gain on sale of vessels of $2,664. Also during 2003, three double-bottom Aframax vessels acquired in 2003 were sold, in order to reduce the age profile of the Company’s fleet, for an aggregate loss on sale of vessels of $1,174. Of these three vessels, two were delivered to their new owners in 2003 and one was delivered to its new owner in February 2004.

In December 2003, the International Maritime Organization adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase-out of certain single-hull vessels from 2015 to 2010, unless the flag state extends the date to 2015. Management determined that the useful lives of its nine single-hull vessels would end in 2010, which is four to six years earlier than the 25-year useful lives the vessels had previously been ascribed. Because of the reduction in the useful lives of these single-hull vessels, an impairment evaluation was performed in accordance with the guidelines of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The completion of the Company’s evaluation indicated that the carrying value of five of its nine single-hull vessels exceeded the expected undiscounted future cash flows attributable to these assets, resulting in an impairment. The total impairment charge recognized during the fourth quarter of 2003 was $18,803. In accordance with the Company’s policy, the impairment loss was determined to be equal to the amount by which the carrying value of these five vessels exceeded their estimated fair value. Fair values were determined using fair valuations performed by third parties.

In addition to the impairment charge taken on five single-hull vessels, effective October 1, 2003, the estimated useful lives of the nine single-hull vessels were reduced to useful lives ranging from 19 to 21 years. This change in estimate resulted in an increase in annual depreciation expense of approximately $8,500 through 2009 on the Company’s nine single-hull vessels owned as of December 31, 2003. During 2004, the Company sold four of these single-hull vessels. This change in estimate resulted in an increase in annual depreciation expense of approximately $4,700 through 2009 on the Company’s five remaining single-hull vessels owned as of December 31, 2004.

During July 2004, the Company agreed to sell four of its single-hull Suezmax vessels in order to reduce the number of single-hull vessels in the Company’s fleet. These vessels were sold during August and October 2004 for aggregate net proceeds of approximately $84,182, for a gain on sale of vessels of $6,570.

During 2005, the Company agreed to sell its four single-hull Suezmax vessels, its six double-sided Suezmax vessels, its one single-hull Aframax vessel and its six double-sided Aframax vessels in order to transform the Company’s fleet to exclusively double-hull vessels. In addition, as of December 31, 2005, the Company reclassified its nine Aframax OBO vessels from Vessels to Vessels held for sale. The Company decided to sell these vessels to reduce the average age of its fleet. Through December 31, 2005, 13 of these vessels were delivered to their new owners for aggregate net proceeds of $334,663, and a net gain on sale of vessels of $91,235. The aggregate book value of remaining three single-hull Suezmax vessels, one double-sided Aframax vessel and nine Aframax OBO vessels of $294,527 are carried as Vessels held for sale on the Company’s balance sheet as of December 31, 2005. The three single-hull Suezmax vessels and one double-sided Aframax vessel were delivered to their new owners in January 2006.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2005	December 31, 2004
Bunkers and lubricants inventory	$13,699	$16,734
Insurance claims receivable	9,447	7,108
Other	9,394	7,499
Total	$32,540	$31,341

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects to recover from insurance.

6. OTHER FIXED ASSETS

Other fixed assets consist of the following:

	December 31, 2005	December 31, 2004
Other fixed assets:

Furniture, fixtures and equipment	$4,113	$1,050
Vessel equipment	740	2,881
Computer equipment	1,118	978
Total cost	5,971	4,909

Less: accumulated depreciation	759	1,060
Total	$5,212	$3,849

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2005	December 31, 2004
Accounts payable	$11,756	$14,839
Accrued operating	16,463	17,763
Accrued administrative	4,643	4,197
Total	$32,862	$36,799

8. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2005	December 31, 2004
2004 Credit Facility
Term Loan	$—	$205,000
Revolving Credit Facility	—	35,000
2005 Credit Facility	135,000	—
Senior Notes, net of discount	20	246,597
Total	$135,020	$486,597

Less: Current portion of long-term debt	—	40,000
Long-term debt	$135,020	$446,597

2005 Credit Facility

On October 26, 2005, the Company entered into an $800,000 revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders. The 2005 Credit Facility has been used to refinance the existing term borrowings under the Company’s 2004 Credit Facility described below (the “2005 Refinancing”). Pursuant to the 2005 Refinancing, the Company repaid $175,000 outstanding under the term loan of the Company’s 2004 Credit Facility primarily by making an initial drawdown of $162,788 and using the $13,050 cash held in escrow described below.

Upon consummating the 2005 Refinancing, unamortized deferred financing costs associated with the 2004 Credit Facility aggregating $5,660 was written off as a non-cash charge in October 2005. This non-cash charge is classified as Other expense on the statement of operations. In connection with the 2005 Refinancing, the Company incurred deferred financing costs of $4,565.

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semiannual reductions of $44,500 beginning October 26, 2009 and a bullet reduction of $533,000 at the end of year seven. Up to $50,000 of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of December 31, 2005, the Company has outstanding letters of credit aggregating $2,608 which expire between January and December 2006, leaving $47,392 available to be issued.

The 2005 Credit Facility permits the Company to pay out dividends under its current policy, repurchase shares of its common stock and repurchase the Company’s Senior Notes in accordance with its terms and conditions. This facility allows the Company to pay dividends or repurchase its common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels, including the 13 vessels the Company sold during November and December 2005 and the 13 vessels the Company has classified as held for sale as of December 31, 2005. In addition, the Company is permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of December 31, 2005, $135,000 of the facility is outstanding. The facility is collateralized by, among other things, 17 of the Company’s double-hull vessels and its four new building Suezmax contracts, with carrying values as of December 31, 2005 of $564,609 and $88,485, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility. The Company’s remaining 13 vessels (all of which are classified as Vessels held for sale as of December 31, 2005) are unencumbered.

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

2004 Credit Facility- Refinanced by the 2005 Credit Facility

On July 1, 2004, the Company closed on an $825,000 senior secured bank financing facility (“2004 Credit Facility”) consisting of a term loan of $225,000 and a revolving loan of $600,000. The term loan had a five year maturity at a rate of LIBOR plus 1.0% and was to amortize on a quarterly basis with 19 payments of $10,000 and one payment of $35,000. The revolving loan component, which did not amortize, had a five year maturity at a rate of LIBOR plus 1.0% on the used portion and a 0.5% commitment fee on the unused portion.

Concurrent with the closing of the 2004 Credit Facility, pursuant to which the Company borrowed $225,000 under the term loan and $290,000 under the revolving credit facility, the Company retired its existing First, Second and Third Credit Facilities described below (the “Refinancing”). At the time of the Refinancing, the 2004 Credit Facility was secured by the 42 vessels which collateralized the First, Second and Third Credit Facilities and the five vessels described in Note 2 which were acquired during 2004. In addition, each of the Company’s subsidiaries which had an ownership interest in any vessel that was secured by the 2004 Credit Facility had provided unconditional guaranties of all amounts owing under the 2004 Credit Facility. Deferred financing costs incurred relating to the 2004 Credit Facility aggregated $6,905.

Upon consummating the Refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7,886 was written off as a non-cash charge in July 2004. This non-cash charge is classified as Other expense on the statement of operations.

As described in Note 4, in August and October 2004, the Company sold four single-hull Suezmax vessels. Pursuant to amendments to the 2004 Credit Facility, the Company was permitted, until August 2006 to substitute as collateral future vessel acquisitions with a fair value equivalent to the vessels sold. Had this amendment not been agreed to, the Company would, upon the sale of these four vessels, have had to repay $13,050 associated with the $225,000 term loan and the $600,000 revolving credit facility would have been permanently reduced by $35,194. In accordance with amendments to the 2004 Credit Facility, the Company placed $13,050 in escrow which will be returned to the Company if collateral is substituted as described above. This amount of cash held in escrow is classified as Other assets on the Company’s balance sheet. Pursuant to the 2005 Refinancing, these funds were used to repay a portion of the 2004 Credit Facility.

Under this credit facility, the Company was required to maintain certain ratios such as: vessel market values to total outstanding loans and undrawn revolving credit facilities, EBITDA to net interest expense and to maintain minimum levels of working capital. In addition, the 2004 Credit Facility, as amended, permitted the Company to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. Such amount was to be reduced to the extent that the aggregate amount permitted to be paid for dividends for all fiscal quarters since January 1, 2005 is a negative amount. However, the Company would not have been permitted to pay dividends if certain significant defaults as defined under the 2004 Credit Facility were to occur. During the year ended December 31, 2005, the Company paid dividends of $110,404.

First, Second and Third Credit Facilities- Refinanced by the 2004 Credit Facility

The First Credit Facility was comprised of a $200,000 term loan and a $100,000 revolving loan. The First Credit Facility was to mature on June 15, 2006. The term loan was repayable in quarterly installments. The principal of the revolving loan was to be payable at maturity. The First Credit Facility bore interest at LIBOR plus 1.5%. The Company was obligated to pay a fee of 0.625% per annum on the unused portion of the revolving loan on a quarterly basis. Due to the sale of three of the Aframax vessels securing the First Credit Facility, the revolving loan facility was reduced to $96,519. As of June 30, 2004, the Company had $69,493 outstanding on the term loan and $50,000 outstanding on the revolving loan. All of these outstanding balances were repaid during the Refinancing on July 1, 2004. The Company’s obligations under the First Credit Facility were secured by 17 vessels.

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

Interest rates during the year ended December 31, 2005 ranged from 3.44% to 5.06% on the 2004 and 2005 Credit Facilities.

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans under its First and Second Credit Facilities. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged the First Credit Facility, described above, to a fixed rate of 6.25%. This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged the Second Credit Facility, described above, to a fixed rate of 5.485%. This swap agreement terminates on June 27, 2006. The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through June 30, 2005. As of December 31, 2005, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $9,000 and $10,500, respectively. The changes in the notional principal amounts of the swaps during the years ended December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
Notional principal amount, beginning of year	$45,500	$71,500
Amortization of swaps	(26,000)	(26,000)
Notional principal amount, end of the year	$19,500	$45,500

The Company has determined that, through June 30, 2005, these interest rate swap agreements, which effectively hedged the Company’s First and Second Credit Facilities continued to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility. As of July 1, 2005, the Company stopped designating its interest rate swaps as a hedge.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2005, 2004 and 2003 was $338, $1,873 and $2,919, respectively.

The Company would have received (paid) approximately $25 and $(560) to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2005 and 2004, respectively. This fair value is based upon estimates received from financial institutions.

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

Between September 23, 2005 and culminating on December 30, 2005 with a cash tender offer, the Company purchased and retired $249,980 par value of its Senior Notes for cash payments aggregating $286,851. Pursuant to these purchases, the Company recorded a loss of $40,753, which represents the amount by which the cash paid exceeds the carrying value of the Senior Notes as well as associated brokerage and legal fees. In addition, the Company wrote off the unamortized deferred financing costs associated with the Senior Notes of $5,025 as a non-cash charge. Both the loss on retirement and the write-off of the unamortized deferred financing costs are classified as Other expense on the statement of operations.

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

In January 2006, pursuant to the completion of the cash tender offer, the second supplemental indenture entered into in connection with the Senior Notes (the “Second Supplemental Indenture”) became operative. The Second Supplemental Indenture amends the indenture under which the Senior Notes were issued (the “Indenture”), to eliminate substantially all of the restrictive covenants and certain default provisions in the Indenture (the “Amendments”). The Amendments are binding upon holders of Senior Notes who did not tender their Senior Notes pursuant to the cash tender offer even though such holders have not consented to the Amendments.

As of December 31, 2005, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility and its Senior Notes.

Based on borrowings as of December 31, 2005, aggregate maturities under the Senior Notes and the 2005 Credit Facility are as follows:

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	Senior Notes	TOTAL
2006	$—	$—	$—
2007	—	—	—
2008	—	—	—
2009	—	—	—
2010	—		—
Thereafter	135,000	20	135,020

	$135,000	$20	$135,020

Interest expense under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $32,400, $38,831 and

$35,505 for the years ended December 31, 2005, 2004 and 2003, respectively.

9. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2005, the Company is party to the following derivative financial instruments:

Interest rates.  The Company is party to two pay-fixed interest rate swap agreements that expire in June 2006 which, through June 30, 2005, effectively converted floating rate obligations to fixed rate instruments. Effective during the third quarter of 2005, the Company has stopped designating its interest rate swaps as a hedge. During the years ended December 31, 2005, 2004 and 2003, the Company recognized a derivative gain on cash flow hedge, a component of other comprehensive loss, to Accumulated other comprehensive loss of $545, $1,935 and $1,890, respectively. The aggregate recorded asset (liability) in connection with the Company’s interest rate swaps as of December 31, 2005 and 2004 was $25 and $(560), respectively, and is presented as a component of Derivative liability on the balance sheet. The Company has recorded an aggregate net realized and unrealized loss of $76, for the year ended December 31, 2005, which is classified as Other expense on the statement of operations.

Foreign currency.  The Company is party to a forward contract to acquire 5 million Euros on January 17, 2006 for $6,033. Changes in the fair value of this forward contract subsequent to July 19, 2005 (the date on which the Company entered into the contract, at which time the fair value was $0) will be recorded as Other expense on the Company’s statement of operations. The Company entered into this contract to guard against weakening in the dollar against the Euro. As of December 31, 2005, the Company has recorded a liability of $126 related to the fair market value of this derivative financial instrument. The Company has recorded an aggregate net unrealized loss of $126, for the year ended December 31, 2005, which is classified as Other expense on the statement of operations.

Fuel.  During the year ended December 31, 2005, the Company entered into a “costless collar” to obtain a quantity of fuel between $220/metric ton (“MT”) and $300/MT. The Company uses this derivative as an economic hedge to the Company, but has not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative are recorded to the Company’s statement of income each reporting period. Under this agreement, the Company has a right to receive (call option) the amount by which the bunker price on a specified index exceeds $300/MT and an obligation to pay (put option) the amount by which $220/MT exceeds the bunker price on a specified index. The term is for a notional 1,000 MT of bunkers per month for each month in the period between October 1, 2005 and March 31, 2006. As of December 31, 2005, the Company has recorded an asset of $12 related to the fair market value of this economic hedge. The Company has recorded an aggregate net unrealized gain of $12 for the year ended December 31, 2005, which is classified as Other expense on the statement of operations.

Freight rates.  During September and October 2005, the Company entered into four forward freight agreements (“FFA”). The Company uses FFAs as economic hedges to the Company, but has not designated FFA as hedges for accounting purposes, and, as such, changes in the fair value of FFAs are recorded to the Company’s statement of income each reporting period. These FFAs involve contracts to provide a fixed number of theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route. The duration of a contract can be one month, quarterly or up to two years (currently our open positions extend to December 2005) with open positions settling on a monthly basis. The Company has taken short positions in FFA contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. At December 31, 2005, the FFAs had no aggregate notional value, because the contracts expired on December 31, 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of December 31, 2005, the Company has recorded a liability of $294 related to the fair market value of these economic hedges. The Company has recorded the aggregate net realized and unrealized loss of $849, for the year ended December 31, 2005, which is classified as Other expense on the statement of operations.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$96,976	$96,976	$46,921	$46,921
Floating rate debt	135,000	135,000	240,000	240,000
Senior Notes	20	23	246,597	288,750
Derivative financial instruments - net liability position	383	383	560	560

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties. The fair value of the Senior Notes has been determined based quoted market prices as of December 31, 2005 and 2004.

11. REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2005, 2004 and 2003 was $86,225, $87,944 and $58,743, respectively. Future minimum time charter revenue, based on vessels committed to non-cancelable time charter contracts, and excluding any performance claims, as of December 31, 2005 will be $33,212 during 2006.

12. LEASE PAYMENTS

In February 2004, the Company entered into an operating lease for an aircraft. The lease has a term of five years and requires monthly payments by the Company of $125.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $105.

Future minimum rental payments on the above leases for the next five years are as follows: 2006- $2,817, 2007- $2,817, 2008- $2,817, 2009-$1,442, 2010- $1,344, thereafter- $14,456.

13. SIGNIFICANT CUSTOMERS

For the years ended December 31, 2005 and 2003, the Company did not earn 10% or more of its voyage revenues from any single customer. For the year ended December 31, 2004, the Company earned $108,034 from one customer which represented 15.4% of voyage revenues.

14. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

Through April 2005, the Company rented office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There is no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month to month basis in the amount of $55. For the years ended December 31, 2005, 2004 and 2003, the Company’s occupancy fees were $220, $660 and $660, respectively.

During 2000, the Company loaned $486 to Mr. Peter C. Georgiopoulos. This loan is included in prepaid expenses and other current assets. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of December 31, 2005.

During the years ended December 31, 2005, 2004 and 2003, the Company incurred legal services (primarily in connection with vessel acquisitions and dispositions in each period as well as flag changes of certain vessels in 2004) aggregating $150, $284 and $249, respectively, from the father of Mr. Peter Georgiopoulos. As of December 31, 2005 and 2004, the Company owes $138 and $0, respectively, to the father of Mr. Georgiopoulos.

During July 2005, Genco Shipping & Trading Limited (“Genco”), a company whose Chairman is Peter C. Georgiopoulos, chartered the Company’s corporate aircraft. In October 2005, the Company billed Genco $113, which was paid by Genco during 2005.

In July 2004, the Company paid $200 of professional fees associated with its 2004 acquisitions described in Note 2 to American Marine Advisors, Inc., a company which has a senior vice president that is also a member of the Company’s board of directors.

15. SAVINGS PLAN

In November 2001, the Company established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 25 percent of their annual salaries with the Company matching up to the first three percent until April 2003 and six percent thereafter. The matching contribution vests immediately. During 2005, 2004 and 2003, the Company’s matching contribution to the Plan was $354, $272 and $178, respectively.

16. STOCK OPTION PLAN

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

The following table summarizes stock option activity since the inception of option grants by the Company:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2003	413,500	$13.86	$6.74

Granted	91,500	$10.35	$4.87
Exercised	(24,375)	$6.06	$3.42
Forfeited	(87,250)	$12.82	$4.66
Outstanding, December 31, 2003	393,375	$13.75	$6.97

Granted	20,000	$22.57	$11.22
Exercised	(186,850)	$15.15	$7.23
Forfeited	(13,500)	$16.86	$7.82
Outstanding, December 31, 2004	213,025	$13.68	$6.13

Granted	—
Exercised	(106,825)	$14.12	$6.84
Forfeited	(18,800)	$9.05	$4.99
Outstanding, December 31, 2005	87,400	$13.76	$6.78

The following table summarizes certain information about stock options outstanding as of December 31, 2005

	Options Outstanding, December 31, 2005			Options Exercisable, December 31, 2005
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$ 6.06	29,500	$6.06	6.9	1,500	$6.06
$ 9.98 - $14.58	18,750	$13.05	7.7	3,250	$12.81
$ 18.00 - $22.57	39,150	$19.90	6.7	24,150	$18.24
	87,400	$13.76	7.0	28,900	$16.99

17. RESTRICTED STOCK AWARDS

On November 26, 2002, the Company made grants of restricted common stock in the amount of 500,000 shares to its Chief Executive Officer, and 125,000 shares to its President and Chief Operating Officer. The restrictions on these shares will lapse seven years from the date of grant (or earlier upon the death, disability, dismissal without cause or resignation for good reason of the recipient or upon a change of control of the Company). Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant, or $3,788, was charged to Shareholders’ Equity.

On November 12, 2003, the Company made grants of restricted common stock in the amount of 155,000 shares to certain officers and employees of the Company. Of this total, 75,000 restricted shares were granted to the chief executive officer of the Company and 30,000 restricted shares were granted to the president of General Maritime Management LLC (“GMM”), a wholly-owned subsidiary of the Company. The remaining 50,000 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on these shares lapse 25% on each anniversary date from the date of grant and become fully vested after four years. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant, or $2,260, was charged to Shareholders’ Equity. Through December 31, 2005, restrictions have lapsed on 77,500 of these shares and 5,000 of these shares have been forfeited.

On February 9, 2005, the Company made grants of restricted common stock in the amount of 304,500 shares to certain officers and employees of the Company. Of this total, 150,000, 10,000 and 10,000 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 50,000 restricted shares were granted to the president of GMM. The remaining 84,500 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 150,000 shares granted to the CEO of the Company will lapse on November 16, 2014. The restrictions on the remaining 154,500 shares will lapse as to 20% of these shares on November 16, 2005 and as to 20% of these shares on November 16 of each of the four years thereafter, and will become fully vested on November 16, 2009. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant, or $14,631, was charged to Shareholders’ Equity. Through December 31, 2005, restrictions have lapsed on 30,100 of these shares and 7,200 of these shares have been forfeited.

On April 6, 2005, the Company granted to the CEO 350,000 shares of restricted common stock, with restrictions on all such shares to lapse on December 31, 2014. Restrictions on the restricted stock will also lapse in full if the CEO is dismissed without cause or resigns for good reason, or upon a change of control of the Company and will lapse on a straight-line basis upon his death or disability. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant, or $17,042, was charged to Shareholders’ Equity

On May 26, 2005, the Company granted a total of 4,800 shares of restricted common stock to four of the Company’s independent Directors. Restrictions on the restricted stock will lapse, if at all, on May 26, 2006 or the date of the Company’s 2006 Annual Meeting of Shareholders, whichever occurs first. Restrictions on each director’s stock will also lapse in full upon such director’s death or disability or a change of control of the Company. The value of these restricted shares aggregate $206.

On December 21, 2005, the Company made grants of restricted common stock in the amount of 437,500 shares to certain officers and employees of the Company. Of this total, 250,000, 18,000 and 15,000 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 50,000 restricted shares were granted to the president of GMM. The remaining 104,500 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 250,000 shares granted to the CEO of the Company will lapse on November 15, 2015. The restrictions on 93,000 shares (including shares granted to individuals named above, exclusive of the CEO) will lapse as to 20% of these shares on November 15, 2006 and as to 20% of these shares on November 15 of each of the four years thereafter, and will become fully vested on November 15, 2010. The restrictions on the remaining 94,500 shares will lapse as to 25% of these shares on November 15, 2006 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2009. Upon grant of the restricted stock, an amount of unearned compensation equivalent to the market value at the date of grant, or $16,879, was charged to Shareholders’ Equity.

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
Restricted Stock Grant Date:

November 26, 2002	$541	$541	$541	$495	$—	$—	$2,118
November 12, 2003	281	111	—	—	—	—	392
February 9, 2005	2,613	1,852	1,364	996	738	2,861	10,424
April 6, 2005	1,749	1,749	1,753	1,749	1,749	7,000	15,749
May 26, 2005	82	—	—	—	—	—	82
December 21, 2005	4,537	2,847	2,033	1,485	1,101	4,748	16,751
Total by year	$9,803	$7,100	$5,691	$4,725	$3,588	$14,609	$45,516

18. STOCK REPURCHASE PROGRAM

In October 2005, the Company’s Board of Directors approved a share repurchase program for up to a total of $200,000 of the Company’s common stock. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to the restricted payments covenant under the Company’s outstanding Senior Notes indenture and restrictions under our 2005 Credit Facility.

Through December 31, 2005, the Company repurchased and retired 677,800 shares of its common stock for $24,771.

19. LEGAL PROCEEDINGS

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

The Company is cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the log books of the Genmar Ajax concerning an alleged violation of the MARPOL protocol, which could possibly be a violation of U.S. law.  The Company believes that the investigation may relate to an alleged discharge of waste oil in international waters in excess of permissible legal limits. On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis.  During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  The Company has denied any wrongdoing by us or any of our employees.  The Company does not believe that this matter will have a material effect on the Company.

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs. The incident resulted in the leakage of some oil to the sea. Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, the Company believes that the incident resulted in minimal environmental damage and expects that substantially all of the liabilities associated with the incident will be covered by insurance.

For the year ended December 31, 2005, the Company increased its reserve for customer claims by $4,186 in connection with the 24 month time charter contracts for its nine OBO Aframax vessels. These arrangements require that the vessels meet specified speed and bunker consumption standards. The charterer has asserted claims for eight vessels for the first 12 months of their charter that the vessels did not meet these standards during some periods. The charterer may make further claims under the contracts. With the additional increase to the Company’s reserves, the Company believes that they are adequate for claims relating to all of these vessels for all periods through December 31, 2005. However, if the charterer is successful in prevailing on these claims, it may be entitled to amounts in excess of the Company’s related reserves. The Company intends to contest these claims.

20. SUBSEQUENT EVENTS

On January 4, 2006, the Company entered into an agreement to repurchase 4,176,756 of its common shares from Oaktree Capital’s OCM Principal Opportunities Fund, L.P. (an entity affiliated with a director of the Company) in a privately negotiated transaction at $37.00 per share for a total purchase price of $154,540. Payment for these shares was fully made by January 18, 2006.

On January 17, 2006, pursuant to the completion of the cash tender offer, the second supplemental indenture entered into in connection with the Senior Notes (the “Second Supplemental Indenture”) became operative. The Second Supplemental Indenture amends the indenture under which the Senior Notes were issued (the “Indenture”), to eliminate substantially all of the restrictive covenants and certain default provisions in the Indenture (the “Amendments”). The Amendments are binding upon holders of Senior Notes who did not tender their Senior Notes pursuant to the cash tender offer even though such holders have not consented to the Amendments.

On February 10, 2006, the Company signed contracts to sell its nine OBO Aframax vessels which were held for sale as of December

31, 2005 to a single purchaser for an aggregate purchase price of $247,500. These sales are expected to result in a gain on sale of vessels of approximately $16,600. This gain will be recognized during 2006 as the vessels are delivered to their new owner.

In connection with the sale of the OBO Aframax vessels, management determined one technical management office outside the U.S. would adequately service its current fleet and as such decided to close its office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd. The Company currently anticipates that this office will cease its operations by July 2006 and estimates that the cost of closing this office to be approximately $1,500, primarily attributable to employee severance costs, as well as professional fees and the rent associated with the remainder of the lease which expires at the end of 2006. The Company anticipates that approximately $800 of this total expected cost, which will be a component of general and administrative expense on the Company’s statement of operations, will be recognized during the first quarter of 2006, with the remainder recognized as a component of general and administrative expense on the Company’s statement of operations later in 2006. The Company estimates that substantially all of these costs will result in future cash expenditures.

On February 21, the Company’s board of directors announced that the Company will be paying a quarterly dividend of $2.00 per share on or about March 17, 2006 to the shareholders of record as of March 3, 2006. The aggregate amount of the dividend is expected to be $68,100, which we anticipate will be funded from cash on hand at the time payment is to be made.

ITEM 8. SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)

(In thousands, except per share amounts)

	2005 Quarter Ended				2004 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Voyage revenues	$161,642	$135,475	$114,403	$156,381	$171,588	$140,229	$156,261	$233,213
Operating income	76,376	39,670	16,630	161,267	87,981	51,461	72,260	149,160
Net Income	68,491	32,061	7,177	104,628	78,274	41,685	54,622	140,528

Earnings Per Common Share:
Basic	$1.84	$0.86	$0.19	$2.83	$2.12	$1.13	$1.47	$3.79
Diluted	$1.80	$0.84	$0.19	$2.78	$2.08	$1.10	$1.44	$3.70

Weighted Average Shares Outstanding:
Basic	37,216	37,237	37,273	36,932	36,991	37,032	37,051	37,121
Diluted	38,062	38,066	38,076	37,619	37,672	37,779	37,875	37,942

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent auditors regarding, the Company’s accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them at a reasonable assurance level material information required to be included in our periodic Securities and Exchange Commission filings

INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of General Maritime Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that General Maritime Corporation maintained effective internal control over financial reporting as of December 31, 2005.

General Maritime Corporation’s independent registered public accounting firm has audited and issued their report on management’s assessment of General Maritime Corporation’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

General Maritime Corporation

New York, New York

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that General Maritime Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 13, 2006

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding General Maritime’s directors and executive officers is set forth in General Maritime’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005 (the “2006 Proxy Statement”) and is incorporated by reference herein. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2006 Proxy Statement relating and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.generalmaritimecorp.com.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the New York Stock Exchange during 2005.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of General Maritime’s executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2006 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the beneficial ownership of shares of General Maritime’s common stock by certain persons is set forth in the 2006 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions of General Maritime is set forth in the 2006 Proxy Statement and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2006 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as a part of this report:

1.             The financial statements listed in the “Index to Consolidated Financial Statements.”

3.             Exhibits:

3.1           Amended and Restated Articles of Incorporation of General Maritime Ship Holdings Ltd.(1)

3.2           Articles of Amendment to Amended and Restated Articles of Incorporation, changing name from General Maritime Ship Holdings Ltd. to General Maritime Corporation.(1)

3.3           Amended and Restated By-Laws of General Maritime Ship Holdings Ltd.(1)

3.4           Amendment to By-Laws of General Maritime Corporation.(2)

3.5           Certificate of Designation of Series A Junior Participating Preferred Stock.(2)

4.1           Form of Common Stock Certificate of General Maritime Corporation.(3)

4.2           Form of Registration Rights Agreement.(4)

4.3           Form of 10% Senior Global Notes Due 2013, issued pursuant to Rule 144A and Regulation S.(5)

4.4           Form of Indenture relating to 10% Senior Notes, due 2013.(5)

4.5           First Supplemental Indenture, dated December 29, 2005, by and among General Maritime Corporation, certain subsidiaries of General Maritime Corporation and LaSalle Bank National Association, as trustee.(6)

4.6           Second Supplemental Indenture, dated December 30, 2005, by and among General Maritime Corporation, certain subsidiaries of General Maritime Corporation and LaSalle Bank National Association, as trustee.(6)

4.7           Rights Agreement, dated December 5, 2005, between General Maritime Corporation and Mellon Investor Services LLC, as Rights Agent, together with Exhibits A, B and C attached thereto.(2)

10.1         Credit Agreement, dated, July 1, 2004, among General Maritime Corporation, the Lenders party thereto from time to time and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent under the Security Documents.(7)

10.2         First Amendment to Credit Agreement, dated August 31, 2004, among General Maritime Corporation, the Lenders party from time to time to the Credit Agreement and Nordea Bank Finland PLC, New York Branch, as Sole Lead Arranger, Sole Bookrunner and Administrative Agent.(7)

10.3         Second Amendment to the Credit Agreement, dated March 25, 2005, among General Maritime Corporation, the Lenders party from time to time to the Credit Agreement and Nordea Bank Finland PLC, New York Branch, as Sole Lead Arranger, Sole Bookrunner and Administrative Agent.(8)

10.4         Subsidiaries Guaranty, dated July 1, 2004, among the Guarantors set forth on the signature page thereto and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.(7)

10.5         Pledge and Security Agreement, dated July 1, 2004, among the Pledgors set forth on the signature page thereto and Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Pledgee and Deposit Account Bank.(7)

10.6         Cash Collateral Account Agreement, dated August 31, 2004, among General Maritime Corporation, as Assignor and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank and Collateral Agent.(7)

10.7         Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to Credit Agreement, dated July 1, 2004.(7)

10.8         Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to Credit Agreement, dated July 1, 2004.(7)

10.9         Form of First Preferred Ship Mortgage on Malta Flag Vessel, related to Credit Agreement, dated July 1, 2004.(7)

10.10       Amended and Restated 2001 Stock Incentive Plan, effective December 21, 2005.(9)

10.11       Form of Outside Director Stock Option Grant Certificate.(1)

10.12       Form of Incentive Stock Option Grant Certificate.(3)

10.13       Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Corporation and Peter C. Georgiopoulos.(10)

10.14       Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Corporation and John P. Tavlarios.(10)

10.15       Incentive Stock Option Agreement dated November 26, 2002 between General Maritime Corporation and John C. Georgiopoulos.(10)

10.16       Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and Peter C. Georgiopoulos.(10)

10.17       Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John P. Tavlarios.(10)

10.18       Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John C. Georgiopoulos.(10)

10.19       Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Andrew M. L. Cazalet.(10)

10.20       Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and William J. Crabtree.(10)

10.21       Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Rex W. Harrington.(10)

10.22       Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Peter S. Shaerf.(10)

10.23       Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Corporation dated as of November 30, 2004. (10)

10.24       Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Corporation and Peter C. Georgiopoulos.(11)

10.25       Form of Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Corporation and certain senior executive officers.(11)

10.26       Employment Agreement dated April 5, 2005, between General Maritime Corporation and Peter C. Georgiopoulos.(12)

10.27       Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Corporation and Peter C. Georgiopoulos.(12)

10.28       Employment Agreement dated April 22, 2005, between General Maritime Corporation and John P. Tavlarios.(13)

10.29       Employment Agreement dated April 22, 2005, between General Maritime Corporation and Jeffrey D. Pribor.(13)

10.30       Employment Agreement dated April 22, 2005, between General Maritime Corporation and John C. Georgiopoulos.(13)

10.31       General Maritime Corporation Change of Control Severance Program for U.S. Employees.(13)

10.32       Credit Agreement dated October 26, 2005, among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, DnB NOR Bank AG, New York Branch, and HSH Nordbank ASA.(14)

10.33       Agreement and General Release dated November 22, 2005, between John M. Ramistella and General Maritime Management LLC.(15)

10.34       Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Corporation and Peter C. Georgiopoulos.(*)

10.35       Form of Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Corporation and certain senior executive officers.(*)

12.1         Computation of Ratio of Earnings to Fixed Charges.(*)

21.1         Subsidiaries of General Maritime Corporation.(*)

23.1         Consent of Independent Registered Public Accounting Firm.(*)

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

(2)           Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005.

(3)           Incorporated by reference to Amendment No. 4 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(4)           Incorporated by reference to Amendment No. 3 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.

(5)           Incorporated by reference to General Maritime’s Form S-4 filed with the Securities and Exchange Commission on June 20, 2003.

(6)           Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2005.

(7)           Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004.

(8)           Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005.

(9)           Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.

(10)         Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(11)         Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(12)         Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2005.

(13)         Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 26, 2005.

(14)         Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005.

(15)         Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MARITIME CORPORATION

By:	/s/ Peter C. Georgiopoulos
Name: Peter C. Georgiopoulos
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 13, 2006.

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