Form 10-Q
period 2006-03-31
GENERAL MARITIME CORP/
filed 2006-05-09
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Yes ☐   No ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 4, 2006:

Common Stock, par value $0.01 per share 33,373,439 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2005

Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended March 31, 2006

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

Item 1. Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 31, 2006	DECEMBER 31, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$93,935	$96,976
Due from charterers, net	19,389	47,281
Vessels held for sale	205,160	294,527
Prepaid expenses and other current assets	30,071	32,540
Total current assets	348,555	471,324
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $127,047 and $118,981, respectively	618,258	564,609
Vessel construction in progress	63,753	88,485
Other fixed assets, net	5,062	5,212
Deferred drydock costs, net	12,717	12,788
Deferred financing costs, net	4,348	4,463
Deposits	1,000	1,000
Goodwill	1,245	1,245
Total noncurrent assets	706,383	677,802
TOTAL ASSETS	$1,054,938	$1,149,126
LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,255	$32,862
Accrued interest	856	44
Total current liabilities	25,111	32,906
NONCURRENT LIABILITIES:
Deferred voyage revenue	1,038	2,140
Long-term debt	210,020	135,020
Other noncurrent liabilities	2,686	2,552
Derivative liability	—	383
Total noncurrent liabilities	213,744	140,095
TOTAL LIABILITIES	238,855	173,001
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 33,597,814 and 38,040,320 shares at March 31, 2006 and December 31, 2005, respectively	336	380
Paid-in capital	430,770	428,339
Retained earnings	384,977	547,406
Total shareholders’ equity	816,083	976,125
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,054,938	$1,149,126

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2006	2005
VOYAGE REVENUES:
Voyage revenues	$105,756	$161,642
OPERATING EXPENSES:
Voyage expenses	19,686	28,286
Direct vessel expenses	14,298	20,747
General and administrative	12,399	11,273
Depreciation and amortization	9,867	24,960
Gain on sale of vessels	(35,323)	—
Total operating expenses	20,927	85,266
OPERATING INCOME	84,829	76,376
OTHER EXPENSE:
Interest expense—net	(691)	(7,900)
Other income	219	15
Total other expense	(472)	(7,885)
Net income	$84,357	$68,491
Basic earnings per common share	$2.58	$1.84
Diluted earnings per common share	$2.52	$1.80
Weighted average shares outstanding:
Basic	32,756,131	37,216,028
Diluted	33,444,388	38,061,898

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(IN THOUSANDS)

	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2006	$380	$428,339	$547,406	$976,125
Net income			84,357	84,357
Common stock repurchases	(49)		(178,816)	(178,865)
Exercise of stock options	5	6		11
Cash dividends paid			(67,970)	(67,970)
Restricted stock amortization, net of forfeitures		2,425		2,425
Balance at March 31, 2006 (unaudited)	$336	$430,770	$384,977	$816,083

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$84,357	$68,491
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessels	(35,323)	—
Depreciation and amortization	9,867	24,960
Amortization of discount on Senior Notes	—	67
Stock-based compensation expense	2,425	929
Changes in assets and liabilities:
Decrease in due from charterers	27,892	27,174
Decrease (increase) in prepaid expenses and other assets	2,822	(380)
Decrease in accounts payable and accrued expenses	(8,163)	(11,845)
Decrease in deferred voyage revenue	(1,102)	(4,713)
Deferred drydock costs incurred	(1,255)	(4,893)
Net cash provided by operating activities	81,520	99,790
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Proceeds from sale of vessels	124,456	—
Purchase of other fixed assets	(218)	(2,142)
Payments for vessel construction in progress	(36,925)	(786)
Net cash provided (used) by investing activites	87,313	(2,928)
CASH FLOWS USED BY FINANCING ACTIVITIES:
Principal payments on long—term debt	—	(10,000)
Borrowings on revolving credit facilities	160,000	—
Payments on revolving credit facilities	(85,000)	(35,000)
Increase in deferred financing costs	(50)	(614)
Payments to acquire and retire common stock	(178,865)	—
Proceeds from the exercise of stock options	11	91
Cash dividends paid	(67,970)	—
Net cash used by financing activities	(171,874)	(45,523)
Net (decrease) increase in cash	(3,041)	51,339
Cash, beginning of the year	96,976	46,921
Cash, end of period	$93,935	$98,260
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$1,250	$14,161
Delivery of Vessel from Vessel construction in progress	$61,657	$—
Restricted stock granted to employees, net of forfeitures	$—	$14,055

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

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2005 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2005.

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

REVENUE AND EXPENSE RECOGNITION. Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS. Voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At March 31, 2006 and December 31, 2005, the Company has a reserve of $2,465 and $2,093, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.  As of March 31, 2006 and December 31, 2005, the Company has a reserve of $7,323 and $6,571, respectively, against its due from charterers balance associated with estimated performance claims against the Company’s time charters.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the three month periods ended March 31, 2006 and 2005, the Company capitalized $1,109 and $760, respectively, of interest expense.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

INTEREST RATE RISK MANAGEMENT—The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company used interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs through June 30, 2005. Interest rate risk management instruments held by the Company during the three months ended March 31, 2006 and 2005 were pay-fixed swaps. As of March 31, 2006, the Company is party to pay-fixed interest rate swap agreements that expire in June 2006 which, through June 30, 2005, effectively converted floating rate obligations to fixed rate instruments. Effective during the third quarter of 2005, the Company has stopped designating its interest rate swaps as a hedge. During the three months ended March 31, 2005, the Company recognized a derivative gain on cash flow hedge, a component of other comprehensive loss, to Accumulated other comprehensive loss of $330. The aggregate recorded asset in connection with the Company’s interest rate swaps as of March 31, 2006 and December 31, 2005 was $25 and $25, respectively, and is included  in the balance sheet as Prepaid expenses and other current assets as of March 31, 2006 and Derivative liability as of December 31, 2005. Because hedge accounting is no longer used, Accumulated other comprehensive loss is $0 as of March 31, 2006. The Company has recorded an aggregate net realized gain of $8, for the three months ended March 31, 2006, which is classified as Other expense on the statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS—In addition to interest rate swaps described above, the Company may, from time to time, be party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, and (c) declines in future spot rates, which would reduce revenues on future voyages of vessels trading on the spot market. The Company considers the derivative financial instruments the Company has entered to be economic hedges against these risks, although they do not qualify as hedges for accounting purposes. As such, the Company records the fair value of the derivative financial instruments on its balance sheet as a net Derivative liability. Changes in fair value in the derivative financial instruments, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other expense or income on the statement of operations. As of March 31, 2006, the Company is not party to any derivative financial instruments other than interest rate swaps.

STOCK BASED COMPENSATION— Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application (See Note 6 for impact of adopting SFAS 123R.) Accordingly, prior period amounts have not been restated. Pursuant to the adoption of SFAS 123R, unamortized restricted stock is now classified as a component of paid-in capital in shareholders’ equity. Prior to adoption of SFAS 123R, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted. The following table details the effect on net income and earnings per share had compensation expense for stock options  been recorded for the three months ended March 31, 2005 based on the methods recommended by of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

2005
Net Income:
As reported	$68,491

Stock based compensation expense using the fair value method	83
Pro forma	$68,408
Earnings per share (as reported):
Basic	$1.84
Diluted	$1.80
Earings per share (pro forma):
Basic	$1.84
Diluted	$1.80

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2006 and 2005, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2006 and 2005 are as follows:

	March 31,
	2006	2005

Basic earnings per share:
Weighted average common shares outstanding	32,756,131	37,216,028

Diluted earnings per share:
Weighted average common shares outstanding	32,756,131	37,216,028
Stock options	49,726	140,276
Restricted stock awards	638,531	705,594
	33,444,388	38,061,898

3.             SALE OF VESSELS

During October and November 2005, the Company agreed to sell its four single-hull Suezmax vessels, its six double-sided Suezmax vessels, its one single-hull Aframax vessel and its six double-sided Aframax vessels in order to transform the Company’s fleet to exclusively double-hull vessels. In addition, as of December 31, 2005, the Company reclassified its nine Aframax OBO vessels from Vessels to Vessels held for sale. The Company decided to sell these vessels to reduce the average age of its fleet. Through December 31, 2005, 13 of these vessels were delivered to their new owners for aggregate net proceeds of $334,663, and a net gain on sale of vessels of $91,235. The aggregate book value of remaining three single-hull Suezmax vessels, one double-sided Aframax vessel and nine Aframax OBO vessels of $294,527 are carried as Vessels held for sale on the Company’s balance sheet as of December 31, 2005.

Through March 31, 2006, the Company delivered to their new owners three single-hull Suezmax vessels, one double-sided Aframax vessel and one Aframax OBO vessel for aggregate net proceeds of $124,456, and a net gain on sale of vessels of $35,323.  The aggregate book value of remaining eight Aframax OBO vessels of $205,160 are carried as Vessels held for sale on the Company’s balance sheet as of March 31, 2006.  These vessels are under contract to be sold en bloc to their new owner during the second quarter of 2006 for estimated net proceeds of $216,400 for an estimated gain of approximately $11,000.

On February 10, 2006, the Company signed agreements to sell nine OBO Aframax vessels. In connection with that decision, the Company determined one technical management office outside the U.S. would adequately service its current fleet and as such decided to close its office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.

The Company currently anticipates that this office will cease its vessel operations by July 2006 and estimates that the cost of closing this office to be approximately $1,500, primarily attributable to employee severance costs, as well as professional fees and the rent associated with the remainder of the lease which expires at the end of 2006. The Company incurred approximately $550 on of these costs during the three months ended March 31, 2006, which has been classified as a component of general and administrative expense on our statement of operations, of which approximately $145 has been paid. The Company anticipates that the remainder of this total expected cost, which will be a component of general and administrative expense on our statement of operations, will be recognized primarily during the second and third quarters of 2006. The Company estimates that substantially all of these costs will result in future cash payments.

4.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2006 (Unaudited)	December 31, 2005

2005 Credit Facility	$210,000	$135,000
Senior Notes	20	20
Total	210,020	135,020
Less: Current portion of long-term debt	—	—
Long-term debt	$210,020	$135,020

2005 Credit Facility

On October 26, 2005, the Company entered into an $800,000 revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders. The 2005 Credit Facility has been used to refinance (the “2005 Refinancing”) the existing term borrowings under the $825,000 senior secured bank financing facility entered into on on July 1, 2004 the “2004 Credit Facility”). Pursuant to the 2005 Refinancing, the Company repaid $175,000 outstanding under the term loan of the Company’s 2004 Credit Facility primarily by making an initial drawdown of $162,788 and using $13,050 of cash held in escrow.

Upon consummating the 2005 Refinancing, unamortized deferred financing costs associated with the 2004 Credit Facility aggregating $5,660 was written off as a non-cash charge in October 2005. This non-cash charge is classified as Other expense on the statement of operations. In connection with the 2005 Refinancing, the Company incurred deferred financing costs of $4,565 in October 2005.

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semiannual reductions of $44,500 beginning October 26, 2009 and a bullet reduction of $533,000 at the end of year seven. Up to $50,000 of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of March 31, 2006, the Company has outstanding letters of credit aggregating $20,908 which expire between December 2006 and February 2012, leaving $29,092 available to be issued.

The 2005 Credit Facility permits the Company to pay out dividends under its current policy, repurchase shares of its common stock and repurchase the Company’s Senior Notes in accordance with its terms and conditions. This facility allows the Company to pay dividends or repurchase its common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels, including the 13 vessels the Company sold during November and December 2005 and the 13 vessels the Company has classified as held for sale as of December 31, 2005. In addition, the Company is permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. During the three months ended March 31, 2006, the Company paid dividends of $67,970.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of March 31, 2006, $210,000 of the facility is outstanding. The facility is collateralized by, among other things, 18 of the Company’s double-hull vessels and its three newbuilding Suezmax contracts, with carrying values as of March 31, 2006 of $618,258 and $63,753, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility. The Company’s remaining eight vessels (all of which are classified as Vessels held for sale as of March 31, 2006) are unencumbered.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions included in the credit documents. These covenants include, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend its governing documents or documents related to its Senior Notes, and merge, consolidate, or dispose of assets. The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, net worth, and collateral maintenance. If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

As of March 31, 2006, the Company is in compliance, in all material respects, with all of the covenants under the 2005 Credit Facility.

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% of the Company’s term loans outstanding at that time. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged debt outstanding at that time to a fixed rate of 6.25%. This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged debt outstanding at that time to a fixed rate of 5.485%. This swap agreement terminates on June 27, 2006. The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through June 30, 2005. As of March 31, 2006, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $4,500 and $8,500, respectively. As of July 1, 2005, the Company stopped designating its interest rate swaps as a hedge.

During the three months ended March 31, 2006, the Company has recorded an aggregate net realized gain of $8, which is classified as

Other expense on the statement of operations. During the three months ended March 31, 2005 interest expense pertaining to interest rate swaps was $209.

The Company would have received approximately $25 and $25 to settle all outstanding swap agreements based upon their aggregate fair values as of March 31, 2006 and December 31, 2005, respectively. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which are due March 15, 2013 (the “Senior Notes”). Interest is paid on the Senior Notes each March 15 and September 15. The Senior Notes are general unsecured, senior obligations of the Company. The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158. The Senior Notes contain incurrence covenants which, among other things, restrict the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, and to merge or undergo other changes of control and to pay dividends. The Senior Notes are guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company). These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation. The parent company, General Maritime Corporation, has no independent assets or operations. Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

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

In January 2006, pursuant to the completion of the cash tender offer, the second supplemental indenture entered into in connection with the Senior Notes (the “Second Supplemental Indenture”) became operative. The Second Supplemental Indenture amends the indenture under which the Senior Notes were issued (the “Indenture”), to eliminate substantially all of the restrictive covenants and certain default provisions in the Indenture (the “Amendments”). The Amendments are binding upon holders of the remaining Senior Notes who did not tender their Senior Notes pursuant to the cash tender offer even though such holders have not consented to the Amendments.

Based on borrowings as of March 31, 2006, aggregate maturities under the Senior Notes and the 2005 Credit Facility are as follows:

	March 31, 2006 (Unaudited)	December 31, 2005
2005 Credit Facility	$210,000	$135,000
Senior Notes	20	20
Total	210,020	135,020
Less: Current portion of long-term debt	—	—
Long-term debt	$210,020	$135,020

Interest rates during the three months ended March 31, 2006 ranged from 5.13% to 5.44% on the 2005 Credit Facility.

5.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

Through April 2005, the Company rented office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month to month basis in the amount of $55. During the three months ended March 31, 2005, the Company expensed occupancy fees of $165.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of March 31, 2006.

During the three months ended March 31, 2006 and 2005, the Company incurred fees for legal services aggregating $102 and $11, respectively, to the father of Peter C. Georgiopoulos, of which $77 is outstanding as of March 31, 2006.

During the three months ended March 31, 2006, Genco Shipping & Trading Limited (“Genco”), a company whose Chairman is Peter C. Georgiopoulos, incurred $158 of costs incurred while using the Company’s corporate aircraft, of which the Company is to be reimbursed $139 and the balance is to be paid to the Company’s aviation management company. Peter C. Georgiopoulos and Stephen A. Kaplan, one of the Company’s directors, are also directors of Genco. As of March 31, 2006, Genco owes the Company $139.

 In January 2006, the Company repurchased 4,176,756 shares of our common stock from OCM Principal Opportunities Fund, L.P. (“OCM”) in a privately negotiated transaction at $37.00 per share for a total purchase price of $154,540. Stephen A. Kaplan serves as a principal and portfolio manager of Oaktree Capital Management LLC, which is the general partner of OCM.

6.             STOCK-BASED COMPENSATION

2001 Stock Incentive Plan

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

Since inception of the 2001 Stock Incentive Plan, the Company has issued stock options and restricted stock, which issuances are summarized below. Upon the granting of stock options and restricted stock, the Company allocates new shares from its reserve of authorized shares to employees subject to the maximum shares permitted by the 2001 Stock Incentive Plan, as amended.

The Company’s policy for attributing the value of graded-vesting stock options and restricted stock awards is to use an accelerated multiple-option approach.

Stock Options

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

On November 26, 2002, the Company’s Chief Executive Officer and Chief Operating Officer surrendered to the Company outstanding options to purchase an aggregate of 590,000 shares of common stock. Also on November 26, 2002, options to purchase 143,500 shares were granted to other employees at an exercise price of $6.06 (the closing price on the date of grant). These options will generally vest in four equal installments on each of the first four anniversaries of the date of grant.

On May 5, 2003, the Company granted options to purchase 50,000 shares of common stock to the Company’s then Chief Financial Officer at an exercise price of $8.73 (the closing price on the date of grant). These options were scheduled to vest in four equal installments on each of the first four anniversaries of the date of grant. During 2003, all of these options were forfeited.

On June 5, 2003, the Company granted options to purchase an aggregate of 10,000 shares of common stock to four outside directors of the Company at an exercise price of $9.98 (the closing price on the date of grant). These options will vest in four equal installments on each of the first four anniversaries of the date of grant.

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

Until December 31, 2005, the Company followed the provisions of APB 25 to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123 had been adopted. Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted, so the intrinsic value is $0. The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. Estimated life of options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period from the Company’s initial public offering date to the date of grant, because this period of time is the longest for which the Company has available data to measure volatility. Risk free interest is based on the U.S. Treasury yield curve in effect at the time of grant. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 53%, 47%, 63% and 54% for options granted during 2004, 2003, 2002 and 2001, respectively, risk free interest rate of 3.85%, 3.5%, 4.0% and 5.5% for options granted during 2004, 2003, 2002 and 2001, respectively, and no dividend yield for any options granted. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share. The fair value of the 143,500 options to purchase common stock granted on November 26, 2002 is $3.42 per share. The fair value of the 50,000, 12,500 and 29,000 options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 12, 2003 is $3.95 per share, $4.52 per share, and $6.61 per share, respectively. The fair value of the 20,000 options to purchase common stock granted on May 20, 2004 is $11.22 per share.

Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application. Accordingly, prior period amounts have not been restated.

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The effect of the adoption of SFAS 123R on March 31, 2005 is presented in the Stock Based Compensation section of Note 1. During the three months ended March 31, 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $25, which reduced net income for the period by this amount and had no effect on basic and diluted earnings per share.

Prior to adoption of SFAS 123R, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted. The following table details the effect on net income and earnings per share had compensation expense for stock options  been recorded for the three months ended March 31, 2005 based on the methods recommended by of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

2005
Net Income:
As reported	$68,491

Stock based compensation expense using the fair value method	83
Pro forma	$68,408

Earnings per share (as reported):
Basic	$1.84
Diluted	$1.80
Earings per share (pro forma):
Basic	$1.84
Diluted	$1.80

As of March 31, 2006, there was $88 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 0.9 years.

The following table summarizes all stock option activity through March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding, January 1, 2006	87,400	$13.76	$6.78
Granted	—	—	—
Expired	—	—	—
Exercised	(750)	14.58	6.61
Forfeited	(7,500)	18.05	8.90
Outstanding, March 31, 2006	79,150	$13.34	$6.56
Exercisable as of March 31, 2006	26,900	$16.80	$7.95

A summary of the activity for nonvested stock option awards as of March 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding and nonvested, January 1, 2006	59,750	$12.38	$6.23
Granted	—	—	—
Vested	—	—	—
Forfeited	(7,500)	18.05	8.90
Outstanding and nonvested, March 31, 2006	52,250	$11.56	$5.85

The following table summarizes certain information about stock options outstanding as of March 31, 2006:

	Options Outstanding, March 31, 2006			Options Exercisable, March 31, 2006
	Weighted
	Average	Weighed
	Weighted	Remaining	Average
	Number of	Average	Contractual	Number of	Exercise
Range of Exercise Price	Options	Exercise Price	Life	Options	Price

$6.06	28,875	$6.06	6.7	1,500	$6.06
$9.98 - $14.58	16,125	$13.33	7.5	2,500	$12.28
$18.00 - $22.57	34,150	$19.51	6.2	22,900	$18.00

	79,150	$13.34	6.6	26,900	$16.80

Restricted Stock

On November 26, 2002, the Company made grants of restricted common stock in the amount of 500,000 shares to its Chief Executive Officer, and 125,000 shares to its President and Chief Operating Officer. The restrictions on these shares will lapse seven years from the date of grant. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

On November 12, 2003, the Company made grants of restricted common stock in the amount of 155,000 shares to certain officers and employees of the Company. Of this total, 75,000 restricted shares were granted to the chief executive officer of the Company and 30,000 restricted shares were granted to the president of General Maritime Management LLC (“GMM”), a wholly-owned subsidiary of the Company. The remaining 50,000 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on these shares lapse 25% on each anniversary date from the date of grant and become fully vested after four years. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

On February 9, 2005, the Company made grants of restricted common stock in the amount of 304,500 shares to certain officers and employees of the Company. Of this total, 150,000, 10,000 and 10,000 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 50,000 restricted shares were granted to the president of GMM. The remaining 84,500 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 150,000 shares granted to the CEO of the Company will lapse on November 16, 2014. The restrictions on the remaining 154,500 shares will lapse as to 20% of these shares on November 16, 2005 and as to 20% of these shares on November 16 of each of the four years thereafter, and will become fully vested on November 16, 2009. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On April 6, 2005, the Company granted to the CEO 350,000 shares of restricted common stock, with restrictions on all such shares to lapse on December 31, 2014.  The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On May 26, 2005, the Company granted a total of 4,800 shares of restricted common stock to four of the Company’s independent Directors. Restrictions on the restricted stock will lapse, if at all, on May 26, 2006 or the date of the Company’s 2006 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On December 21, 2005, the Company made grants of restricted common stock in the amount of 437,500 shares to certain officers and employees of the Company. Of this total, 250,000, 18,000 and 15,000 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 50,000 restricted shares were granted to the president of GMM. The remaining 104,500 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 250,000 shares granted to the CEO of the Company will lapse on November 15, 2015. The restrictions on 93,000 shares (including shares granted to individuals named above, exclusive of the CEO) will lapse as to 20% of these shares on November 15, 2006 and as to 20% of these shares on November 15 of each of the four years thereafter, and will become fully vested on November 15, 2010. The restrictions on the remaining 94,500 shares will lapse as to 25% of these shares on November 15, 2006 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2009. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

The weighted average grant-date fair value of restricted stock granted during the three months ended March 31, 2005 was $48.05 per share.  No restricted shares were granted during the three months ended March 31, 2006.

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of March 31, 2006:

	2006 *	2007	2008	2009	2010	Thereafter	Total

Restricted Stock Grant Date:

November 26, 2002	$406	$541	$541	$495	$—	$—	$1,983
November 12, 2003	211	111	—	—	—	—	322
February 9, 2005	1,888	1,807	1,338	986	738	2,861	9,618
April 5, 2005	1,317	1,749	1,753	1,749	1,749	7,000	15,317
May 26, 2005	31	—	—		—	—	31
December 21, 2005	3,256	2,775	1,996	1,469	1,101	4,748	15,345
Total by year	$7,109	$6,983	$5,628	$4,699	$3,588	$14,609	$42,616

*                    Represents the period from April 1- December 31, 2006.

As of March 31, 2006 and December 31, 2005, there was $42,616 and $45,516, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of of March 31, 2006, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 4.1 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended March 31, 2006 and 2005 was $2,400 and $929, respectively.

7.             STOCK REPURCHASE PROGRAM

In October 2005, the Company’s Board of Directors approved a share repurchase program for up to a total of $200,000 of the Company’s common stock. In February 2006, the Company’s Board of Directors approved an additional $200,000 for repurchases of the Company’s common stock under the share repurchase program. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to restrictions under our 2005 Credit Facility.

Through December 31, 2005, the Company repurchased and retired 677,800 shares of its common stock for $24,771. During the three months ended March 31, 2006, the Company repurchased and retired an additional 4,863,156 shares of its common stock for $178,865. As of March 31, 2006, the Company is permitted under the share repurchase program to acquire additional shares of its common stock for up to $196,364.

8.             LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or of which our property is the subject. From time to time in the future, the Company may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by the Company of significant financial and managerial resources.

The Company is cooperating in an investigation being conducted by the Office of the U.S. Attorney, District of Delaware with respect to alleged false or inaccurate entries in the log books of the Genmar Ajax concerning an alleged violation of the MARPOL protocol, which could possibly be a violation of U.S. law. The Company believes that the investigation may relate to an alleged discharge of waste oil in international waters in excess of permissible legal limits. On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis. During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with. The Company has denied any wrongdoing by us or any of our employees. The Company does not believe that this matter will have a material effect on its financial statements.

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs. The incident resulted in the leakage of some oil to the sea. Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, the Company believes that the incident resulted in minimal environmental damage. On February 2, 2006, a demand for arbitration was made by Standard Tankers Bahamas Ltd. (“Standard”), a subsidiary of Exxon Mobil Corporation, on its own behalf and on behalf of the owners of the cargo shipped on the Genmar Kestrel. Standard demanded arbitration of claims for partial loss, damage and/or contamination of the cargo which we estimate at approximately $1,000, indemnification of Standard’s share of salvage liabilities and related expenses which we estimate at approximately $2,000, as well as interest, attorney/client costs and litigation expenses. While our liabilities in connection with this incident are generally covered by our insurance arrangements, any amounts we elect to pay in settlement of claims from our customer Standard may not be covered by insurance. The Company does not believe that this matter will have a material effect on its financial statements.

As of March 31, 2006 the Company has a reserve for customer claims of $7,323 in connection with the 24 month time charter contracts for its nine OBO Aframax vessels. These arrangements require that the vessels meet specified speed and bunker consumption standards. The charterer has asserted claims for each of these vessels for the first 12 months of their charter that the vessels did not meet these standards during some periods. The charterer may make further claims under the contracts. With the additional increase to the Company’s reserves, the Company believes that they are adequate for claims relating to all of these vessels for all periods through March 31, 2006. However, if the charterer is successful in prevailing on these claims, it may be entitled to amounts in excess of these related reserves. The Company intends to contest these claims.

9.             SUBSEQUENT EVENTS

On May 1, 2006, the Company’s board of directors announced that the Company will be paying a quarterly dividend of $1.43 per share on or about June 5, 2006 to the shareholders of record as of May 22, 2006. The aggregate amount of the dividend is expected to be $47,723, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

During May 2006, the Company entered into a freight derivative with the intention of fixing the equivalent of one Suezmax vessel to a rate of $35,500 per day for the period July 1, 2006 to June 30, 2009. The fair value at the inception of the freight derivative is $0. Although the Company believes this derivative to be an economic hedge, the Company is in the process of evaluating the criteria for classifying this derivative as a hedge for accounting purposes. Therefore, the Company will currently record changes in the fair value of this derivative as a component of Other income.

During May 2006, the Company entered into a three year time charter for one of its Aframax vessels expected to commence in August 2006 at a daily rate of $26,000.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand; (ii) a material decline or prolonged weakness in rates in the tanker market; (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (v) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (vi) actions taken by regulatory authorities; (vii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (vii) changes in the typical seasonal variations in tanker charter rates; (ix) changes in the cost of other modes of oil transportation; (x) changes in oil transportation technology; (xi) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xii) changes in general domestic and international political conditions; (xiii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xiv) changes in the itineraries of the Company’s vessels; (xv) any failure of a vessel sale agreement to close, for instance, due to failure to meet a condition to closing; (xvi) delays in the construction or delivery of contracted newbuildings; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2005 and our subsequent reports on Form 8-K. Our ability to pay dividends in any period will depend upon factors including the limitations under the indenture for our Senior Notes, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2006 and 2005. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services and a large mid-sized tanker fleet operator. As of March 31, 2006 our fleet consisted of 26 wholly owned vessels comprised of 18 Aframax vessels (including eight OBO Aframax vessels we have classified as held for sale as of March 31, 2006) and eight Suezmax tankers, with a total cargo carrying capacity of 3.0 million deadweight tons. In addition, we have three newbuilding Suezmax tankers which are anticipated to be delivered during 2006, 2007 and 2008.

A summary of our vessel acquisitions and dispositions (including the eight OBO Aframax vessels held for sale as of March 31, 2006) during 2004, 2005 and 2006 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Baltic	Sold	Aframax	February 4, 2004
Genmar Revenge	Acquired	Aframax	April 16, 2004
Genmar Honour	Acquired	Suezmax	April 21, 2004
Genmar Strength	Acquired	Aframax	May 3, 2004
Genmar Conqueror	Acquired	Suezmax	May 7, 2004
Genmar Defiance	Acquired	Aframax	June 4, 2004
Genmar Harriet	Sold	Suezmax	August 9, 2004
Genmar Traveller	Sold	Suezmax	August 25, 2004
Genmar Centaur	Sold	Suezmax	August 27, 2004
Genmar Transporter	Sold	Suezmax	October 7, 2004
Genmar Alta	Sold	Suezmax	November 10, 2005
Genmar Boss	Sold	Aframax	November 15, 2005
Genmar Nestor	Sold	Aframax	November 22, 2005
Genmar George	Sold	Aframax	November 25, 2005
Genmar Sky	Sold	Suezmax	November 25, 2005
Genmar Honour	Sold	Suezmax	November 28, 2005
Genmar Commander	Sold	Aframax	November 30, 2005
Genmar Prometheus	Sold	Suezmax	December 1, 2005
Genmar Conqueror	Sold	Suezmax	December 8, 2005
Genmar Ariston	Sold	Suezmax	December 10, 2005
Genmar Leonidas	Sold	Aframax	December 19, 2005
Genmar Kestrel	Sold	Suezmax	December 21, 2005
Genmar Sun	Sold	Aframax	December 21, 2005
Genmar Spartiate	Sold	Suezmax	January 5, 2006
Genmar Macedon	Sold	Suezmax	January 6, 2006
Genmar Zoe	Sold	Suezmax	January 14, 2006
Genmar Gabriel	Sold	Aframax	January 23, 2006
Genmar Endurance	Sold	Aframax	March 12, 2006
Genmar Pericles	Sold	Aframax	April 4, 2006
Genmar Spirit	Sold	Aframax	April 4, 2006
Genmar Challenger	Sold	Aframax	April 6, 2006
Genmar Champ	Sold	Aframax	April 18, 2006
Genmar Trust	Sold	Aframax	April 18, 2006
Genmar Hector	Held for sale	Aframax	May, 2006
Genmar Trader	Held for sale	Aframax	May, 2006
Genmar Star	Held for sale	Aframax	May, 2006

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

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC, General Maritime Management (Portugal) Lda and General Maritime Management (Hellas) Ltd. (which we expect to cease vessel operations by July 2006), we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services. The Company uses a third party to assist in managing the hiring, compensation and management of certain officers and ratings aboard the vessels.

On February 10, 2006, we signed agreements to sell nine OBO Aframax vessels. In connection with that decision, we determined one technical management office outside the U.S. would adequately service our current fleet and as such decided to close our office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd. We currently anticipate that this office will cease its vessel operations by July 2006 and estimates that the cost of closing this office to be approximately $1.5 million, primarily attributable to employee severance costs, as well as professional fees and the rent associated with the remainder of the lease which expires at the end of 2006. We incurred approximately $0.5 million of these costs during the three months ended March 31, 2006, which has been classified as a component of general and administrative expense on our statement of operations, of which approximately $0.1 million has been paid. We anticipate that the remainder of this total expected cost, which will be a component of general and administrative expense on our statement of operations, will be recognized primarily during the second and third quarters of 2006. We estimate that substantially all of these costs will result in future cash payments.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended
	March-06	March-05

OPERATIONAL DATA
(Dollars in thousands, except share data)
Voyage revenues	$105,756	$161,642
Voyage expenses	19,686	28,286
Direct vessel expenses	14,298	20,747
General and administrative expenses	12,399	11,273
Depreciation and amortization	9,867	24,960
Gain on sale of vessel	(35,323)	—
Operating income	84,829	76,376
Net interest expense	691	7,900
Other income	(219)	(15)
Net Income	$84,357	$68,491
Basic earnings per share	$2.58	$1.84
Diluted earnings per share	$2.52	$1.80
Weighted average shares outstanding, thousands	32,756	37,216
Diluted average shares outstanding, thousands	33,444	38,062
EBITDA (1)	94,915	101,351

	March-06	December-05
BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$93,935	$96,976
Current assets, including cash	348,555	471,324
Total assets	1,054,938	1,149,126
Current liabilities, including current portion of long-term debt	25,111	32,906
Current portion of long-term debt	—	—
Total long-term debt, including current portion	210,020	135,020
Shareholders’ equity	816,083	976,125

	Three months ended
	March-06	March-05
CASH FLOW DATA
(dollars in thousands)
Net cash provided by operating activities	$81,520	$99,790
Net cash provided (used) by investing activities	87,313	(2,928)
Net cash provided (used) by financing activities	(171,874)	(45,523)
Capital expenditures
Vessel sales (purchases) net, including construction in progress	87,531	(786)
Drydocking or capitalized survey or improvement costs	(1,255)	(4,893)
Weighted average long-term debt	191,270	457,881
FLEET DATA
Total number of vessels at end of period	26	43
Average number of vessels (2)	26.6	43.0
Total voyage days for fleet (3)	2,306	3,572
Total time charter days for fleet	987	987
Total spot market days for fleet	1,319	2,585
Total calendar days for fleet (4)	2,393	3,870
Fleet utilization (5)	96.4%	92.3%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$37,325	$37,334
Direct vessel operating expenses per vessel (7)	5,976	5,360
EBITDA	39,664	26,189

	Three months ended
	March-06	March-05
Net Income	$84,357	$68,491
+ Net interest expense	691	7,900
+ Depreciation and Amortization	9,867	24,960
EBITDA	94,915	101,351

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months ended March 31, 2006 and 2005 is set forth in the table below.

Income statement margin analysis
(% of net voyage revenues)

	Three months ended March 31,
	2006	2005
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%
Direct vessel expenses	16.6%	15.6%
General and administrative expenses	14.4%	8.4%
Depreciation and amortization	11.4%	18.7%
Gain on sale of vessels	-41.0%	0.0%
Operating income	98.6%	57.3%
Net interest expense	0.8%	5.9%
Other income	-0.2%	0.0%
Net income	98.0%	51.4%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended March 31,
INCOME STATEMENT DATA	2006	2005
(Dollars in thousands, except share data)
Voyage revenues	$105,756	$161,642
Voyage expenses	(19,686)	(28,286)
Net voyage revenues	86,070	133,356

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

VOYAGE REVENUES—Voyage revenues decreased by $55.8 million, or 34.6%, to $105.8 million for the three months ended March 31, 2006 compared to $161.6 million for the prior year period. This decrease is primarily due to the 35.4% decrease in the number of vessel operating days during the three months ended March 31, 2006 to 2,306 days from 3,572 days in the prior year period, attributable to a decrease in the size of our fleet. The average size of our fleet decreased to 26.6 (19.0 Aframax, 7.6 Suezmax) vessels during the three months ended March 31, 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year. This decrease is consistent with our strategy to selectively sell older vessels when and if appropriate opportunities are identified in order to adjust our fleet characteristics and profile to suit customer preferences and to monetize investments in vessels to generate capital for potential future growth. However, there can be no assurance that we will grow our fleet in 2006. Voyage revenues are expected to decrease during 2006 as compared to 2005 due to our smaller fleet size.

VOYAGE EXPENSES—Voyage expenses decreased $8.6 million, or 30.4%, to $19.7 million for the three months ended March 31, 2006 compared to $28.3 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in voyage expenses during the three months ended March 31, 2006 is primarily due to a reduction in the number of days our vessels operated under spot charters, which decreased by 1,266, or 49.0%, to 1,319 days (694 days Aframax, 625 days Suezmax) from 2,585 days (1,194 days Aframax, 1,391 days Suezmax) during the prior year. This decrease was partially offset by fuel costs which were 56% higher per spot vessel day during the three months ended March 31, 2006 compared to the prior year period. Fuel cost decreased by $3.6 million, or 20.4%, to $14.4 million during the three months ended March 31, 2006 compared to $18.0 million during the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $4.9 million, or 50.1%, to $4.9 million during the three months ended March 31, 2006 compared to $9.8 million during the prior year period. Included in these port costs are Suez Canal transit costs of approximately $0.1 million in each period. Voyage expenses are expected to decrease during 2006 as compared to 2005 due to our smaller fleet size.

NET VOYAGE REVENUES—Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $47.3 million, or 35.5%, to $86.1 million for the three months ended March 31, 2006 compared to $133.4 million for the prior year period. This decrease is primarily attributable to the 35.4% decrease in the number of vessel operating days during the three months ended March 31, 2006 to 2,306 days from 3,572 days in the prior year period, attributable to a decrease in the size of our fleet. Our average TCE rates remained relatively unchanged at $37,324 during the three months ended March 31, 2006 compared to $37,334 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended March 31,		Increase
	2006	2005	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$22,632	$21,335	$1,297	6.1%
Suezmax	—	—	—	0.0%
Total	22,632	21,335	1,297	6.1%
Spot charter:
Aframax	26,875	42,543	(15,668)	-36.8%
Suezmax	36,563	69,478	(32,915)	-47.4%
Total	63,438	112,021	(48,583)	-43.4%
TOTAL NET VOYAGE REVENUE	$86,070	$133,356	$(47,286)	-35.5%
Vessel operating days:
Time charter:
Aframax	987	987	—	0.0%
Suezmax	—	—	—	0.0%
Total	987	987	—	0.0%
Spot charter:
Aframax	694	1,194	(500)	-41.9%
Suezmax	625	1,391	(766)	-55.1%
Total	1,319	2,585	(1,266)	-49.0%
TOTAL VESSEL OPERATING DAYS	2,306	3,572	(1,266)	-35.4%
AVERAGE NUMBER OF VESSELS	26.6	43.0	(16.4)	-38.1%
Time Charter Equivalent (TCE):
Time charter:
Aframax	$22,930	$21,616	$1,314	6.1%
Suezmax	n/m	n/m	n/m	n/m
Combined	$22,930	$21,616	$1,314	6.1%
Spot charter:
Aframax	$38,725	$35,631	$3,094	8.7%
Suezmax	$58,502	$49,949	$8,553	17.1%
Combined	$48,096	$43,335	$4,761	11.0%
TOTAL TCE	$37,324	$37,334	$(9)	0.0%

As of March 31, 2006, 10 of our vessels (including our eight OBO Aframax vessels which will be sold in 2006) are on time charters expiring between April 2006 and May 2006.

DIRECT VESSEL EXPENSES—Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $6.4 million, or 31.1%, to $14.3 million for the three months ended March 31, 2006 compared to $20.7 million for the prior year period. This decrease is primarily due to a 38.2% decrease in the average size of our fleet to 26.6 vessels (19.0 Aframax, 7.6 Suezmax) during the three months ended March 31, 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. This increase is partially offset by increases in certain crewing costs, insurance costs and the timing of certain purchases and maintenance and repair costs. On a daily basis, direct vessel expenses per vessel increased by

$616, or 11.5%, to $5,976 ($5,629 Aframax, $6,842 Suezmax) for the three months ended March 31, 2006 compared to $5,360 ($5,224 Aframax, $5,569 Suezmax) for the prior year period. This increase is primarily attributed to certain crewing costs, insurance costs and the timing of certain purchases and maintenance and repair costs.

We anticipate that daily direct vessel operating expenses will increase during 2006 as compared to 2005 due to higher crew, lubricating oils and insurance costs, which the Company believes to be an industry-wide effect. Total direct vessel operating expenses are expected to decrease in 2006 as compared to 2005, due to the smaller size of our fleet at the end of 2005 compared to at the end of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses increased by $1.1 million, or 10.0%, to $12.4 million for the three months ended March 31, 2006 compared to $11.3 million for the prior year period. This increase is primarily attributable to the following:

(a) a $1.5 million non-cash increase in restricted stock amortization for our U.S.-based personnel for the three months ended March 31, 2006, which included amortization of restricted stock grants made in February, April, May and December 2005, compared to the prior year period;

(b) a $0.4 million increase in costs associated with our plan to close our foreign office in Greece for the three months ended March 31, 2006 compared to the prior year period;

(c) a $0.4 million decrease in expenses associated with our lease of an aircraft which the Company entered into during February 2004, primarily due to subchartering the aircraft during the three months ended March 31, 2006; and

(d) a $0.4 million decrease in consulting fees during the three months ended March 31, 2006 compared to the prior year period associated with 2005 events that did not recur in 2006, such as moving our corporate headquarters to a new location in New York City and senior executive employment agreements.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey and loan fees, decreased by $15.1 million, or 60.5%, to $9.9 million for the three months ended March 31, 2006 compared to $25.0 million for the prior year period. Vessel depreciation was $8.1 million during the three months ended March 31, 2006 compared to $20.5 million during the prior year period. This decrease is primarily due to the 38.2% decrease in the average size of our fleet to 26.6 vessels (19.0 Aframax, 7.6 Suezmax) during the three months ended March 31, 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. Additionally, the Company’s fleet composition during 2006 includes eight vessels as of March 31, 2006 that were not being depreciated during the period because they had been classified as held for sale as of December 31, 2005.

Amortization of drydocking decreased by $2.0 million, or 59.7%, to $1.3 million for the three months ended March 31, 2006 compared to $3.3 million for the prior year period. This decrease is due to the decrease in the size of our fleet during the 2006 period as well as the classification of vessels to held for sale as of December 31, 2006 on which no drydock amortization was taking place.

We anticipate that the depreciation and amortization will decrease in 2006 as compared to 2005 because of the reduction in the size of our fleet.

GAIN ON SALE OF VESSELS—During the three months ended March 31, 2006, we sold three single-hull Suezmax vessels, one double-sided Aframax vessel and one Aframax OBO vessel for aggregate net proceeds of $124.5 million, and a net gain on sale of vessels of $35.3 million.  All of these vessels were classified as Vessels held for sale on our balance sheet as of December 31, 2006. As of March 31, 2006 we have eight Aframax OBO vessels with an aggregate book value of $205.2 million classified as Vessels held for sale on our balance sheet as of March 31, 2006.  These vessels are under contract to be sold en bloc to their new owner during the second quarter of 2006 for estimated net proceeds of $216.4 million and an estimated gain on sale of approximately $11 million.

NET INTEREST EXPENSE—Net interest expense decreased by $7.2 million, or 91.3%, to $0.7 million for the three months ended March 31, 2006 compared to $7.9 million for the prior year period. This decrease is primarily the result of our retirement of substantially all of our Senior Notes as of December 31, 2006, on which we incurred interest of $6.3 million during 2005. Our weighted average outstanding debt decreased 58.2% to $191.3 million for the three months ended March 31, 2006 compared to $457.9 million for the prior year period. Based on our current debt composition and levels, net interest expense is expected to decrease significantly during 2006 as compared to 2005.

NET INCOME—Net income was $84.6 million for the three months ended March 31, 2006 compared to net income of $68.5 million for the prior year period.

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

Dividend Policy

On January 26, 2005 we announced that our board of directors has initiated a cash dividend policy. Under the policy, we plan to declare quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after net interest expense and reserves, as established by the board of directors. These reserves, which the board of directors expects to review on at least an annual basis, will take into account normal maintenance and drydocking of existing vessels as well as capital expenditures for vessel acquisitions to ensure the indefinite renewal of our fleet. Our board of directors expects to review these reserves from time to time and at least annually, taking into account the remaining useful life and asset value of the fleet, among other factors. We intend to utilize proceeds from the sale of 17 single-hull and double-sided Suezmax and Aframax vessels, which we have either sold or agreed to sell as of March 31, 2006, to pay down debt, and therefore such proceeds will be excluded in the calculation of our dividend for the applicable quarters.

On March 17, 2006, we paid $68.0 million of dividends to our shareholders relating to the quarter ended December 31, 2006. On May 1, 2006, our Board of Directors announced that we will be paying a quarterly dividend of $1.43 per share on or about June 5, 2006 to the shareholders of record as of May 22, 2006. The aggregate amount of the dividend is expected to be $47.7 million, which we anticipate will be funded from cash on hand at the time payment is to be made.

Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005, our Board of Directors approved a share repurchase program for up to a total of $200 million of the Company’s common stock. In February 2006, our Board of Directors approved an additional $200 million for repurchases of the Company’s common stock under the share repurchase program. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Through April 24, 2006, the Company has acquired 5,765,956 shares of its common stock for $210.9 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.

Debt Financings

2005 Credit Facility

On October 26, 2005, we entered into an $800 million revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders. The 2005 Credit Facility has been used to refinance (the “2005 Refinancing”) the existing term borrowings under our $825 million senior secured bank financing facility entered into on July 1, 2004 (the “2004 Credit Facility”). Pursuant to the 2005 Refinancing, we repaid $175 million outstanding under the term loan of our 2004 Credit Facility primarily by making an initial drawdown of $162.8 million and using $13.1 million of cash held in escrow.

Upon consummating the 2005 Refinancing, unamortized deferred financing costs associated with the 2004 Credit Facility aggregating $5.7 million was written off as a non-cash charge in October 2005. This non-cash charge is classified as Other expense on the statement of operations. In connection with the 2005 Refinancing, we incurred deferred financing costs of $4.6 million in October 2005.

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semiannual reductions of $44.5 million beginning October 26, 2009 and a bullet reduction of $533 million at the end of year seven. Up to $50 million of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of March 31, 2006, we have outstanding letters of credit aggregating $20.9 million which expire between December 2006 and February 2012, leaving $29.1 million available to be issued.

The 2005 Credit Facility permits us to pay out dividends under our current policy, repurchase shares of our common stock and repurchase our Senior Notes in accordance with its terms and conditions. This facility allows us to pay dividends or repurchase our common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels, including the 13 vessels we sold during November and December 2005 and the 13 vessels we have classified as held for sale as of December 31, 2005. In addition, we are permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. During the three months ended March 31, 2006, we paid dividends of $68.0 million.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of March 31, 2006, $210 million of the facility is outstanding. The facility is collateralized by, among other things, 18 of our double-hull vessels and its three newbuilding Suezmax contracts, with carrying values as of March 31, 2006 of $618.3 million and $63.8 million, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility. Our remaining eight vessels (all of which are classified as Vessels held for sale as of March 31, 2006) are unencumbered.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions included in the credit documents. These covenants include, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend its governing documents or documents related to its Senior Notes, and merge, consolidate, or dispose of assets. We are also required to comply with various ongoing financial covenants, including with respect to our leverage ratio, minimum cash balance, net worth, and collateral maintenance. If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

As of March 31, 2006, we are in compliance, in all material respects, with all of the covenants under the 2005 Credit Facility.

Interest Rate Swap Agreements

In August and October 2001, we entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% of our term loans outstanding at that time. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged debt outstanding at that time, to a fixed rate of 6.25%. This swap agreement terminates on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged debt outstanding at that time, to a fixed rate of 5.485%. This swap agreement terminates on June 27, 2006. The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through June 30, 2005. As of March 31, 2006, the outstanding notional principal amount on the swap agreements entered into during August 2001 and October 2001 are $4.5 million and $8.5 million, respectively. As of July 1, 2005, we stopped designating our interest rate swaps as a hedge.

We would have received approximately $25,000 and $25,000 to settle all outstanding swap agreements based upon their aggregate fair values as of March 31, 2006 and December 31, 2005, respectively. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, we issued $250 million of 10% Senior Notes which are due March 15, 2013 (the “Senior Notes”). Interest is paid on the Senior Notes each March 15 and September 15. The Senior Notes are general unsecured, senior obligations of the Company. The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246.2 million. The Senior Notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, and to merge or undergo other changes of control and to pay dividends. The Senior Notes are guaranteed by all of our present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company). These guarantees are full and unconditional and joint and several with the parent company General Maritime Corporation. The parent company, General Maritime Corporation, has no independent assets or operations. Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, are deemed to be a default under the Senior Notes agreement.

Between September 23, 2005 and culminating on December 30, 2005 with a cash tender offer, we purchased and retired $249,980,000 par value of our Senior Notes for cash payments aggregating $286,851. Pursuant to these purchases, we recorded a loss of $40.8 million, which represents the amount by which the cash paid exceeds the carrying value of the Senior Notes as well as associated brokerage and legal fees. In addition, we wrote off the unamortized deferred financing costs associated with the Senior Notes of $5.0 million as a non-cash charge. Both the loss on retirement and the write-off of the unamortized deferred financing costs are classified as Other expense on the statement of operations.

In January 2006, pursuant to the completion of the cash tender offer, the second supplemental indenture entered into in connection with the Senior Notes (the “Second Supplemental Indenture”) became operative. The Second Supplemental Indenture amends the indenture under which the Senior Notes were issued (the “Indenture”), to eliminate substantially all of the restrictive covenants and certain default provisions in the Indenture (the “Amendments”). The Amendments are binding upon holders of the remaining Senior Notes who did not tender their Senior Notes pursuant to the cash tender offer even though such holders have not consented to the Amendments.

The total outstanding amounts as of March 31, 2006 associated with our 2005 Credit Facility and Senior Notes as well as their maturity dates are as follows:

TOTAL OUTSTANDING DEBT (DOLLARS IN THOUSANDS)
AND MATURITY DATE

	OUTSTANDING DEBT	MATURITY DATE
Total long-term debt
2005 Credit Facility	$210,000	October 2012
Senior Notes	20	March 2013

Cash and Working Capital

Cash decreased to $93.9 million as of March 31, 2006 compared to $97.0 million as of December 31, 2005. Working capital is current assets minus current liabilities. Working capital was $323.4 million as of March 31, 2006 compared to $438.4 million as of December 31, 2005.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 18.3% to $81.5 million for the three months ended March 31, 2006, compared to $99.8 million for the prior year period. This decrease is primarily attributable to less net income (after removing the gain on sale of vessels) earned during the three months ended March 31, 2006 compared to the prior year period.

Cash Flows from Investing Activities

Net cash provided by investing activities was $87.3 million for the three months ended March 31, 2006 compared to net cash used by investing activities of $2.9 million for the prior year period. During the three months ended March 31, 2006, we received $124.5 million from the sale of five vessels million and we made payments (principally progress payments on vessel construction in progress) of $36.9 million (including $1.1 million of capitalized interest). During the three months ended March 31, 2005, we paid $2.1 million for other fixed assets including furnishings of our office in New York City which we occupied beginning in April 2005 and paid $0.8 million of interest costs that were capitalized relating to vessel construction in progress.

Cash Flows from Financing Activities

Net cash used by financing activities was $171.9 million for the three months ended March 31, 2006 compared to $45.5 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  Principal repayments of long-term debt associated with permanent debt repayments were $10.0 million under our 2004 Credit Facility for the three months ended March 31, 2005. There were no permanent debt repayments made during the three months ended March 31, 2006.

•                  During the three months ended March 31, 2006 we borrowed a net amount of $75.0 million of revolving debt associated with our 2005 Credit Facility; during the three months ended March 31, 2005, we repaid $35.0 million of revolving debt associated with our 2004 Credit Facility.

•                  During the three months ended March 31, 2006 we paid $178.9 million to acquire and retire 4,863,156 shares of our common stock.

•                  During the three months ended March 31, 2006 we paid $68.0 million of dividends to our shareholders.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During 2006, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on approximately four vessels and that the expenditures to perform these drydocks will aggregate approximately $11 million to $13 million. During the three months ended March 31, 2006, we paid $1.3 million of drydock related costs. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts. The purchase price of these contracts aggregate $67.2 million which was paid to the seller of those contracts. Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts. As of March 31, 2006, we are required to pay an additional aggregate amount of $114.1 million through the completion of construction of these three Suezmax vessels delivery of which is expected to occur between October 2006 and January 2008. The installments that comprise this $114.1 million are payable as follows: $39.1 million in 2006, $42.4 million in 2007, and $32.6 million in 2008.

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

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

	Total	2006(2)	2007	2008	2009	2010	Thereafter
2005 Credit Facility (1)	$292.9	$9.4	$12.6	$12.6	$12.6	$12.6	$233.1
Newbuilding installments	114.1	39.1	42.4	32.6	—	—	—
Aircraft lease	4.2	1.1	1.5	1.5	0.1	—	—
Senior officer employment agreements	4.9	1.5	2.0	0.7	0.7	—	—
New York office lease	20.7	1.0	1.3	1.3	1.3	1.3	14.5
Total commitments	$436.8	$52.1	$59.8	$48.7	$14.7	$13.9	$247.6

(1)          Future interest payments on our 2005 Credit Facility are based on our current outstanding balance  using current borrowing rate of 5.25%. The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)          Denotes the nine month period from April 1, 2006 to December 31, 2006.

Off-Balance-Sheet Arrangements

As of March 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Other Derivative Financial Instruments

As of March 31, 2006, we are not party to any derivative financial instruments other than interest rate swap agreements as described above.

Related Party Transactions

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft during the three month period ended March 31, 2006, totaling $158,000 of which we are to be reimbursed $139,000 and the balance is to be paid to our aviation management company.. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco. At March 31, 2006, Genco owed $139,000 to the Company.

In January 2006, we repurchased 4,176,756 shares of our common stock from OCM Principal Opportunities Fund, L.P. (“OCM”) in a privately negotiated transaction at $37.00 per share for a total purchase price of $154,539,972. Stephen A. Kaplan, one of our directors, serves as a principal and portfolio manager of Oaktree Capital Management LLC, which is the general partner of OCM.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under

Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past five years ended December 31, 2005. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2006, we provided a reserve of approximately 18% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase this amount in that period.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At March 31, 2006, we had $210.0 million of floating rate debt with a margin over LIBOR of 0.75% compared to December 31, 2005 when we had $135.0 million of floating rate debt with a margin over LIBOR of 0.75%. Until July 1, 2005, we used interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. As of July 1, 2005, we stopped designating our interest rate swaps as a hedge. The differential to be paid or received under these swap agreements is accrued as interest rates change and was recognized as an adjustment to interest expense through June 30, 2005 and other expense thereafter. As of March 31, 2006 and December 31, 2005, we were party to interest rate swap agreements having aggregate notional amounts of $13.0 million and $19.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of March 31, 2006 the fair value of these swaps was a net asset to us of $25,000. A one percent increase in LIBOR would increase interest expense on the portion of our $197.0 million outstanding floating rate indebtedness that is not economically hedged by approximately $2.0 million per year from March 31, 2006.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the three months ended March 31, 2006, approximately 20% of the Company’s direct vessel operating expenses were denominated in these currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.3 million for the three months ended March 31, 2006. As of March 31, 2006, we had on hand approximately 6.7 million Euros which we acquired during September 2005 and January 2006 to make Euro denominated payments as they come due during 2006.

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

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs. The incident resulted in the leakage of some oil to the sea. Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, we believe that the incident resulted in minimal environmental damage. On February 2, 2006, a demand for arbitration was made by Standard Tankers Bahamas Ltd. (“Standard”), a subsidiary of Exxon Mobil Corporation, on its own behalf and on behalf of the owners of the cargo shipped on the Genmar Kestrel. Standard demanded arbitration of claims for partial loss, damage and/or contamination of the cargo which we estimate at approximately $1 million, indemnification of Standard’s share of salvage liabilities and related expenses which we estimate at approximately $2 million, as well as interest, attorney/client costs and litigation expenses. While our liabilities in connection with this incident are generally covered by our insurance arrangements, any amounts we elect to pay in settlement of claims from our customer Standard may not be covered by insurance. We do not believe that this matter will have a material effect on the Company’s financial statements.

As of March 31, 2006 we have a reserve for customer claims of $7.3 million in connection with the 24 month time charter contracts for our nine OBO Aframax vessels. These arrangements require that the vessels meet specified speed and bunker consumption standards. The charterer has asserted claims for each of these vessels for the first 12 months of their charter that the vessels did not meet these standards during some periods. The charterer may make further claims under the contracts. With the additional increase to our reserves, we believe that they are adequate for claims relating to all of these vessels for all periods through March 31, 2006. However, if the charterer is successful in prevailing on these claims, it may be entitled to amounts in excess of our related reserves. We intend to contest these claims.

ITEM 2.        PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the three months ended March 31, 2006, we repurchased 4,863,156 shares of our common stock for $178.9 million (average per share purchase price of $36.78) pursuant to our share repurchase program.

				Maximum Dollar
			Total Dollar	Amount that May
	Total Number	Average	Amount as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	Per Share	Plans or Programs	Programs
Jan. 1, 2006 - Jan. 31, 2006	4,442,756	$36.99	$164,355,087	$10,873,592
Feb. 1, 2006 - Feb. 28, 2006	—	$—	—	210,873,592
Mar. 1, 2006 - Mar. 31, 2006	420,400	$—	14,509,961	196,363,631
Total	4,863,156	$36.78	$178,865,048	$196,363,631

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

ITEM 6.        EXHIBITS

Exhibit	Document (1)
4.1

First Supplemental Indenture, dated as of December 29, 2005, among General Maritime Corporation, LaSalle Bank National Association and the Guarantors thereto, to the Indenture, dated as of March 20, 2003.

4.2	Second Supplemental Indenture, dated as of December 30, 2005, among General Maritime

Exhibit	Document (1)
Corporation, LaSalle Bank National Association and the Guarantors thereto, to the Indenture, dated as of March 20, 2003.

10.1	Stock Purchase Agreement, dated as of January 4, 2006, between General Maritime Corporation and OCM Principal Opportunities Fund, L.P.

10.2	Amended and Restated 2001 Stock Incentive Plan, effective March 30, 2006. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1) Unless otherwise noted, each exhibit is filed herewith.

(2) Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 9, 2006	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chairman, Chief Executive
Officer, and President

Exhibit Index

Exhibit	Document (1)
4.1

First Supplemental Indenture, dated as of December 29, 2005, among General Maritime Corporation, LaSalle Bank National Association and the Guarantors thereto, to the Indenture, dated as of March 20, 2003.

4.2

Second Supplemental Indenture, dated as of December 30, 2005, among General Maritime Corporation, LaSalle Bank National Association and the Guarantors thereto, to the Indenture, dated as of March 20, 2003.

10.1	Stock Purchase Agreement, dated as of January 4, 2006, between General Maritime Corporation and OCM Principal Opportunities Fund, L.P.

10.2	Amended and Restated 2001 Stock Incentive Plan, effective March 30, 2006. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1) Unless otherwise noted, each exhibit is filed herewith.

(2) Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.