Form 10-Q
period 2006-06-30
GENERAL MARITIME CORP/
filed 2006-08-09
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 7, 2006:

Common Stock, par value $0.01 per share 32,755,614 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

Item 1. Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$103,699	$96,976
Due from charterers, net	25,677	47,281
Vessels held for sale	—	294,527
Prepaid expenses and other current assets	27,207	32,540
Total current assets	156,583	471,324

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $135,580 and $118,981, respectively	609,740	564,609
Vessel construction in progress	66,925	88,485
Other fixed assets, net	6,154	5,212
Deferred drydock costs, net	13,141	12,788
Deferred financing costs, net	4,819	4,463
Other assets	1,000	1,000
Goodwill	1,245	1,245
Total noncurrent assets	703,024	677,802
TOTAL ASSETS	$859,607	$1,149,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,000	$32,906
Total current liabilities	39,000	32,906
NONCURRENT LIABILITIES:
Deferred voyage revenue	1,696	2,140
Long-term debt	45,000	135,020
Other noncurrent liabilities	2,670	2,552
Derivative liability	1,001	383
Total noncurrent liabilities	50,367	140,095
TOTAL LIABILITIES	89,367	173,001
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 32,755,614 and 38,040,320 shares at June 30, 2006 and December 31, 2005, respectively	323	380
Paid-in capital	433,314	428,339
Retained earnings	336,603	547,406
Total shareholders’ equity	770,240	976,125
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$859,607	$1,149,126

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
VOYAGE REVENUES:
Voyage revenues	$75,959	$135,475	$181,715	$297,117
OPERATING EXPENSES:
Voyage expenses	25,002	35,345	44,688	63,631
Direct vessel expenses	11,158	23,583	25,456	44,330
Other expense	2,430	—	2,430	—
General and administrative	11,840	11,408	24,239	22,681
Depreciation and amortization	10,536	25,469	20,403	50,429
Gain on sale of vessels	(11,221)	—	(46,544)	—
Total operating expenses	49,745	95,805	70,672	181,071
OPERATING INCOME	26,214	39,670	111,043	116,046
OTHER EXPENSE:
Interest income (expense), net	559	(7,517)	(132)	(15,417)
Other expense	(702)	(92)	(483)	(77)
Net other expense	(143)	(7,609)	(615)	(15,494)
Net income	$26,071	$32,061	$110,428	$100,552

Basic earnings per common share	$0.83	$0.86	$3.44	$2.70
Diluted earnings per common share	$0.81	$0.84	$3.36	$2.64

Weighted average shares outstanding:
Basic	31,521,774	37,237,482	32,135,617	37,226,815
Diluted	32,208,552	38,074,247	32,846,018	38,066,889

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(IN THOUSANDS)

	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2006	$380	$428,339	$547,406	$976,125

Net income			110,428	110,428
Common stock repurchases	(57)		(205,578)	(205,635)
Exercise of stock options		52		52
Cash dividends paid			(115,653)	(115,653)
Restricted stock amortization, net of forfeitures		4,923		4,923

Balance at June 30, 2006 (unaudited)	$323	$433,314	$336,603	$770,240

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2006	2005

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$110,428	$100,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,403	50,429
Restricted stock compensation expense	4,923	2,783
Amortization of discount on senior notes	—	137
Gain on sale of vessels	(46,544)	—
Changes in operating assets and liabilities:
Decrease in due from charterers	21,604	31,743
Decrease (increase) in prepaid expenses and other assets	5,601	(8,027)
Increase in accounts payable and accrued expenses	6,911	4,808
Decrease in deferred voyage revenue	(444)	(3,723)
Deferred drydock costs incurred	(3,077)	(20,747)
Net cash provided by operating activities	119,805	157,955

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Proceeds from sale of vessels	340,901	—
Payments for vessel construction in progress	(40,111)	(3,875)
Purchase of other fixed assets	(1,919)	(3,580)
Net cash provided (used) by investing activites	298,871	(7,455)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Principal payments on long - term debt	—	(20,000)
Payments to retire Senior Notes	(20)	—
Borrowings on revolving credit facilities	160,000	—
Repayments on revolving credit facilities	(250,000)	(35,000)
Increase in deferred financing costs	(697)	(691)
Payments to acquire and retire common stock	(205,635)	—
Cash dividend paid	(115,653)	(68,416)
Proceeds from exercise of stock options	52	851
Net cash used by financing activities	(411,953)	(123,256)

Net increase in cash	6,723	27,244
Cash, beginning of period	96,976	46,921
Cash, end of period	$103,699	$74,165

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$3,209	$15,436

Delivery of Vessel from Vessel construction in progress	$61,671	$—

Restricted stock granted to employees (net of forfeitures)	$(230)	$31,686

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT METRIC TONS AND SHARE DATA)

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

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS - Voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At June 30, 2006 and December 31, 2005, the Company has a reserve of $1,559 and $2,093, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS - Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. As of December 31, 2005, the Company had a reserve of $6,571 associated with estimated performance claims against the Company’s time charters. As of June 30, 2006, this reserve is recorded as a component of current liabilities; as of December 31, 2005, this reserve is recorded as a reserve against its due from charterers balance.

RESERVE FOR TIME CHARTER CLAIM – Reserve for time charter claim consists of the provision the Company has for underperformance relating to certain vessels under time charter agreements. These arrangements require that the vessels meet specified speed and bunker consumption standards, which the charterer has asserted that these vessels has not met.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the six month periods ended June 30, 2006 and 2005, the Company capitalized $2,037 and $1,644, respectively, of interest expense.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

INTEREST RATE RISK MANAGEMENT—The Company is exposed to the impact of interest rate changes. During the six months ended June 30, 2006 and 2005, the Company was party to pay-fixed interest rate swap agreements that expired in June 2006 which, through June 30, 2005, effectively converted floating rate obligations to fixed rate instruments. Effective during the third quarter of 2005, the Company stopped designating its interest rate swaps as hedges. During the six months ended June 30, 2005, the Company recognized a derivative gain on cash flow hedge, a component of other comprehensive loss, to Accumulated other comprehensive loss of $415. The aggregate recorded asset in connection with the Company’s interest rate swaps, which expired in June 2006, was $25 as of December 31, 2005, and is included in the balance sheet as Derivative liability as of December 31, 2005. The Company has recorded an aggregate net realized gain of $31, for the six months ended June 30, 2006, which is classified as Other expense on the statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS—In addition to interest rate swaps described above, the Company may, from time to time, be party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, and (c) declines in future spot rates, which would reduce revenues on future voyages of vessels trading on the spot market. The Company considers the derivative financial instruments the Company has entered to be economic hedges against these risks, although they do not qualify as hedges for accounting purposes. As such, the Company records the fair value of the derivative financial instruments on its balance sheet as a net Derivative liability. Changes in fair value in the derivative financial instruments, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other expense or income on the statement of operations. As of June 30, 2006, the Company is party to a bunker collar and a freight derivative.

STOCK BASED COMPENSATION— Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application (See Note 8 for impact of adopting SFAS 123R.) Accordingly, prior period amounts have not been restated. Pursuant to the adoption of SFAS 123R, unamortized restricted stock is now classified as a component of paid-in capital in shareholders’ equity. Prior to adoption of SFAS 123R, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted. The following table details the effect on net income and earnings per share had compensation expense for stock options been recorded for the three months and six months ended June 30, 2005 based on the methods recommended by Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$32,061	$100,552
Stock based compensation expense using the fair value method	81	164
Pro forma	$31,980	$100,388

Earnings per share (as reported):
Basic	$0.86	$2.70
Diluted	$0.84	$2.64

Earnings per share (pro forma):
Basic	$0.86	$2.70
Diluted	$0.84	$2.64

2.                                      EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the six months ended June 30, 2006 and 2005, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Basic earnings per share:
Weighted average common shares outstanding	31,521,774	37,237,482	32,135,617	37,226,815

Diluted earnings per share:
Weighted average common shares outstanding	31,521,774	37,237,482	32,135,617	37,226,815
Stock options	46,076	109,357	47,253	109,711
Restricted stock awards	640,702	727,408	663,148	730,363
	32,208,552	38,074,247	32,846,018	38,066,889

3.                                      SALE OF VESSELS

During October and November 2005, the Company agreed to sell its four single-hull Suezmax vessels, its six double-sided Suezmax vessels, its one single-hull Aframax vessel and its six double-sided Aframax vessels in order to transform the Company’s fleet to exclusively double-hull vessels. In addition, as of December 31, 2005, the Company reclassified its nine Aframax OBO vessels from Vessels to Vessels held for sale. The Company decided to sell these vessels to reduce the average age of its fleet. Through December 31, 2005, 13 of these vessels were delivered to their new owners for aggregate net proceeds of $334,663, and a net gain on sale of vessels of $91,235. The aggregate book value of remaining three single-hull Suezmax vessels, one double-sided Aframax vessel and nine Aframax OBO vessels of $294,527 were carried as Vessels held for sale on the Company’s balance sheet as of December 31, 2005.

Through June 30, 2006, the Company delivered to their new owners all of the vessels held for sale as of December 31, 2005 for aggregate net proceeds of $340,901, and a net gain on sale of vessels of $46,544.

On February 10, 2006, the Company signed agreements to sell nine OBO Aframax vessels. In connection with that decision, the Company determined one technical management office outside the U.S. would adequately service its current fleet and as such decided to close its office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.

This office ceased its vessel operations during July 2006 and estimates that the cost of closing this office to be approximately $1,500, primarily attributable to employee severance costs, as well as professional fees and the rent associated with the remainder of the lease which expires at the end of 2006. The Company incurred approximately $1,300 of these costs during the six months ended June 30, 2006, which has been classified as a component of general and administrative expense on our statement of operations, of which approximately $860 has been paid. The Company expects that the remainder of this total expected cost, which will be a component of general and administrative expense on our statement of operations, will be recognized primarily during the second half of 2006. The Company estimates that substantially all of these costs will result in future cash payments.

4.                                      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Accounts payable	$8,640	$11,756
Accrued operating	16,210	16,463
Accrued administrative	3,150	4,643
Accrued interest	—	44
Provision for time charter claim(a)	11,000	—
Total	$39,000	$32,906

(a) The Company believes that its reserve of $11,000 is its best estimate of a potential future payment to cover its obligations associated with certain time charter provisions. In prior periods, the charterer had withheld charter hire payments to the Company and accordingly the Company recorded a reserve of $6,571 against its Due from charterers asset. In 2006, the Company has issued a letter of credit to the charterer of $16,250 pending settlement of the claim in lieu of the charterer withholding charter hire payments during the final months of the time charters with these vessels. In addition, all of the contracts to which this claim relates have expired as of June 30, 2006. Accordingly, the reserve is classified as a current liability as of June 30, 2006.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following:

		December 31,
	June 30, 2006	2005
	(Unaudited)
2005 Credit Facility	$45,000	$135,000
Senior Notes	—	20
Total	$45,000	$135,020
Less: Current portion of long-term debt	—	—
Long-term debt	$45,000	$135,020

2005 Credit Facility

On October 26, 2005, the Company entered into an $800,000 revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders. The 2005 Credit Facility has been used to refinance (the “2005 Refinancing”) the existing term borrowings under the $825,000 senior secured bank financing facility entered into on July 1, 2004 (the “2004 Credit Facility”). Pursuant to the 2005 Refinancing, the Company repaid $175,000 outstanding under the term loan of the Company’s 2004 Credit Facility primarily by making an initial drawdown of $162,788 and using $13,050 of cash held in escrow.

Upon consummating the 2005 Refinancing, unamortized deferred financing costs associated with the 2004 Credit Facility aggregating $5,660 was written off as a non-cash charge in October 2005. This non-cash charge is classified as Other expense on the statement of operations. In connection with the 2005 Refinancing, the Company incurred deferred financing costs of $4,565 in October 2005.

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semiannual reductions of $44,500 beginning October 26, 2009 and a bullet reduction of $533,000 at the end of year seven. Up to $50,000 of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of June 30, 2006, the Company has outstanding letters of credit aggregating $20,908 which expire between December 2006 and February 2012, leaving $29,092 available to be issued.

The 2005 Credit Facility permits the Company to pay out dividends under its current policy, repurchase shares of its common stock and repurchase the Company’s Senior Notes in accordance with its terms and conditions. This facility allows the Company to pay dividends or repurchase its common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels, including the 13 vessels the Company sold during November and December 2005 and the 13 vessels the Company sold during the six months ended June 30, 2006. In addition, the Company is permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. During the six months ended June 30, 2006, the Company paid dividends of $115,653.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of June 30, 2006, $45,000 of the facility is outstanding. The facility is collateralized by, among other things, 18 of the Company’s double-hull vessels and its three newbuilding Suezmax contracts, with carrying values as of June 30, 2006 of $609,740 and $66,925, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain bank accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes also provides an unconditional guaranty of amounts owed under the 2005 Credit Facility.

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

On June 28, 2006, the Company entered into an agreement to amend the 2005 Credit Facility. The amendment revises the minimum consolidated net worth covenant applicable to the Company to provide that the Company will not permit its consolidated net worth to be less than $500,000. All other material terms of the 2005 Credit Facility remain unchanged.

As of June 30, 2006, the Company is in compliance, in all material respects, with all of the covenants under the 2005 Credit Facility.

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% of the Company’s term loans outstanding at that time. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged debt outstanding at that time to a fixed rate of 6.25%. This swap agreement terminated on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged debt outstanding at that time to a fixed rate of 5.485%. This swap agreement terminated on June 27, 2006. The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through June 30, 2005. As of June 30, 2006, the Company is no longer party to any interest rate swap agreements. As of July 1, 2005, the Company stopped designating its interest rate swaps as a hedge.

During the six months ended June 30, 2006, the Company has recorded an aggregate net realized gain of $31, which is classified as Other expense on the statement of operations. During the six months ended June 30, 2005 interest expense pertaining to interest rate swaps was $338.

The Company would have received approximately $25 to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2005. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which were due March 15, 2013 (the “Senior Notes”). Interest is paid on the Senior Notes each March 15 and September 15. The Senior Notes are general unsecured, senior obligations of the Company. The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158. The Senior Notes contained incurrence covenants which, among other things, restrict the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, and to merge or undergo other changes of control and to pay dividends. The Senior Notes were guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company). These guarantees were full and unconditional and joint and several with the parent company General Maritime

Corporation. The parent company, General Maritime Corporation, has no independent assets or operations. Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, were deemed to be a default under the Senior Notes agreement.

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

In May 2006, the Company purchased and retired the remaining $20 par value of its Senior Notes, leaving none outstanding as of June 30, 2006.

Interest rates during the six months ended June 30, 2006 ranged from 5.13% to 5.88% on the 2005 Credit Facility.

6.                                      DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2006, the Company is party to the following derivative financial instruments:

Fuel. During June 2006, the Company entered into a “bunker collar” to obtain a quantity of fuel between $285/metric ton (“MT”) and $330/MT. The Company uses this derivative as an economic hedge, but has not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative are recorded to the Company’s statement of operations each reporting period. Under this agreement, the Company has a right to receive (call option) the amount by which the bunker price on a specified index exceeds $330/MT and an obligation to pay (put option) the amount by which $285/MT exceeds the bunker price on a specified index. The term is for a notional 2,000 MT of bunkers per month for each month in the period between July 1, 2005 and September 30, 2006. As of June 30, 2006, the Company has recorded an asset of $11 related to the fair market value of this economic hedge, which the Company obtained from the counterparty. The Company has recorded an aggregate net unrealized gain of $11 for the three months and six months ended June 30, 2006, which is classified as Other expense on the statement of operations.

Freight rates. During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a specified bunker price index.  The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route.  The Company has taken a short positions in this freight derivative contract, which reduces a portion of the Company’s exposure to the spot charter market by creating synthetic time charter. The Company uses freight derivative contracts as economic hedges, but has not designated them as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations each reporting period.  As of June 30, 2006, the fair market value of the freight derivative, which was determined based on the amount an identical contract the counterparty advised the Company that could have been obtained as of June 30, 2006, resulted in a liability to the Company of $1,012 and an unrealized loss of $1,012 for the three months and six months ended June 30, 2006, which is reflected on the Company’s statement of operations as Other expense.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the bunker collar and freight derivative; however, the Company does not currently expect non-performance by any of the counterparties.

7.                                      RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

Through April 2005, the Company rented office space as its principal executive offices in a building currently leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month to month basis in the amount of $55. During the six months ended June 30, 2005, the Company expensed occupancy fees of $220.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of June 30, 2006.

During the six months ended June 30, 2006 and 2005, the Company incurred fees for legal services aggregating $133 and $11, respectively, to the father of Peter C. Georgiopoulos, of which $31 is outstanding as of June 30, 2006.

During the six months ended June 30, 2006, Genco Shipping & Trading Limited (“Genco”), a company whose Chairman is Peter C. Georgiopoulos, incurred $158 of costs incurred while using the Company’s corporate aircraft, of which the Company was reimbursed $139 and the balance was paid to the Company’s aviation management company. Peter C. Georgiopoulos and Stephen A. Kaplan, one of the Company’s directors, are also directors of Genco. As of June 30, 2006, none of this amount remains outstanding.

During the six months ended June 30, 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $7 based on actual time spent by the employee, all of which remains outstanding as of June 30, 2006.

 In January 2006, the Company repurchased 4,176,756 shares of our common stock from OCM Principal Opportunities Fund, L.P. (“OCM”) in a privately negotiated transaction at $37.00 per share for a total purchase price of $154,540. Stephen A. Kaplan serves as a principal and portfolio manager of Oaktree Capital Management LLC, which is the general partner of OCM.

8.                                      STOCK-BASED COMPENSATION

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

Stock Options

During 2001, 2002 and 2003, the Company granted to its officers and employees options to purchase 860,000, 143,500 and 89,000 shares of common stock. The exercise prices for these stock options granted in 2001 and 2002 are $18.00 per share and $6.06 per share, respectively. The exercise prices for stock options granted in 2003 ranged from $8.73 per share to $14.58 per share. These options generally vest over a four year period.

During 2002, 590,000 stock options granted in 2001 were surrendered. During 2003, 50,000 stock options granted during 2002 were forfeited.

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

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The effect of the adoption of SFAS 123R on June 30, 2005 is presented in the Stock Based Compensation section of Note 1. During the three months and six months ended June 30, 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $23 and $48, respectively, which reduced net income for the period by this amount and had no effect on basic and diluted earnings per share.

Prior to adoption of SFAS 123R, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted. The following table details the effect on net income and earnings per share had compensation expense for stock options been recorded for the three months and six months ended June 30, 2005 based on the methods recommended by of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$32,061	$100,552
Stock based compensation expense using the fair value method	81	164
Pro forma	$31,980	$100,388

Earnings per share (as reported):
Basic	$0.86	$2.70
Diluted	$0.84	$2.64

Earnings per share (pro forma):
Basic	$0.86	$2.70
Diluted	$0.84	$2.64

As of June 30, 2006, there was $66 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 0.8 years.

The following table summarizes all stock option activity through June 30, 2006:

		Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value

Outstanding, January 1, 2006	87,400	$13.76	$6.78

Granted	—	—	—
Expired	—	—	—
Exercised	(3,250)	15.88	7.58
Forfeited	(7,500)	18.05	8.90

Outstanding, June 30, 2006	76,650	$13.25	$6.52

Exercisable as of June 30, 2006	30,025	$17.14	$8.15

A summary of the activity for nonvested stock option awards as of June 30, 2006 is as follows:

		Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value

Outstanding and nonvested, January 1, 2006	59,750	$12.38	$6.23

Granted	—	—	—
Vested	(5,625)	18.37	8.99
Forfeited	(7,500)	18.05	8.90

Outstanding and nonvested, June 30, 2006	46,625	$11.56	$5.85

The following table summarizes certain information about stock options outstanding as of June 30, 2006:

				Options Exercisable,
	Options Outstanding, June 30, 2006			June 30, 2006
			Weighted
			Average		Weighed
		Weighted	Remaining		Average
	Number of	Average	Contractual	Number of	Exercise
Range of Exercise Price	Options	Exercise Price	Life	Options	Price

$ 6.06	28,875	$6.06	6.4	1,500	$6.06
$ 9.98 - $14.58	14,875	$13.61	7.3	3,125	$11.82
$ 18.00 - $22.57	32,900	$19.39	5.8	25,400	$18.45

	76,650	$13.25	6.3	30,025	$17.14

Restricted Stock

During 2002 and 2003, the Company granted 625,000 and 155,000 restricted shares, respectively, to certain officers and employees of the Company. The restrictions on the shares granted in 2002 lapse seven years after the grant date; the restrictions on the shares granted in 2003 lapse 25% on each anniversary date from the date of grant and become fully vested after four years. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

On February 9, 2005, the Company made grants of restricted common stock in the amount of 304,500 shares to certain officers and employees of the Company. Of this total, 150,000, 10,000 and 10,000 restricted shares were granted to the chief executive officer (“CEO”), chief financial officer and chief administrative officer, respectively, of the Company and 50,000 restricted shares were granted to the CEO of General Maritime Management, LLC (“GMM”). The remaining 84,500 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 150,000 shares granted to the CEO of the Company will lapse on November 16, 2014. The restrictions on the remaining 154,500 shares will lapse as to 20% of these shares on November 16, 2005 and as to 20% of these shares on November 16 of each of the four years thereafter, and will become fully vested on November 16, 2009. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

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

On May 18, 2006, the Company granted a total of 9,600 shares of restricted common stock to four of the Company’s independent Directors. Restrictions on the restricted stock will lapse, if at all, on May 18, 2007 or the date of the Company’s 2007 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

The weighted average grant-date fair value of restricted stock granted during the six months ended June 30, 2006 and 2005 is $32.16 per share and $48.35 per share, respectively.

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of June 30, 2006:

	2006 *	2007	2008	2009	2010	Thereafter	Total
Restricted Stock Grant Date:

November 26, 2002	$271	$541	$541	$495	$—	$—	$1,848
November 12, 2003	141	111	—	—	—	—	252
February 9, 2005	1,232	1,807	1,338	986	738	2,861	8,962
April 5, 2005	882	1,749	1,753	1,749	1,749	7,000	14,882
December 21, 2005	2,097	2,765	1,990	1,467	1,101	4,774	14,194
May 18, 2006	155	117	—	—	—	—	272

Total by year	$4,778	$7,090	$5,622	$4,697	$3,588	$14,635	$40,410

* Represents the period from July 1- December 31, 2006.

As of June 30, 2006 and December 31, 2005, there was $40,410 and $45,516, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of June 30, 2006, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 4.1 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the six months ended June 30, 2006 and 2005 was $4,875 and $2,783, respectively.

9.                                      STOCK REPURCHASE PROGRAM

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

Through December 31, 2005, the Company repurchased and retired 677,800 shares of its common stock for $24,771. During the six months ended June 30, 2006, the Company repurchased and retired an additional 5,714,056 shares of its common stock for $205,634. As of June 30, 2006, the Company is permitted under the share repurchase program to acquire additional shares of its common stock for up to $169,595.

10.                               LEGAL PROCEEDINGS

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

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs. The incident resulted in the leakage of some oil to the sea. Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, the Company believes that the incident resulted in minimal environmental damage. On February 2, 2006, a demand for arbitration was made by Standard Tankers Bahamas Ltd. (“Standard”), a subsidiary of Exxon Mobil Corporation, on its own behalf and on behalf of the owners of the cargo shipped on the Genmar Kestrel. The Company has settledStandard’s claim by agreeing to pay Standard $1,250 relating to partial loss, damage and/or contamination of the cargo and indemnify Standard for its share of salvage liabilities and related expenses of $1,180. This aggregate $2,430 expense is recorded on our June 30, 2006 statement of operations as Other expense, which is a component of operating expenses. The Company’s liabilities in connection with this incident (other than the amounts it has agreed to pay Standard) are generally covered by its insurance arrangements.

As of June 30, 2006 the Company has a reserve for customer claims of $11,000 in connection with the 24 month time charter contracts for its nine OBO Aframax vessels. These arrangements require that the vessels meet specified speed and bunker consumption standards. The charterer has asserted claims for each of these vessels for the first 12 months of their charter that the vessels did not meet these standards during some periods. The charterer may make further claims under the contracts. With the additional increase to the Company’s reserves, the Company believes that they are adequate to cover an estimated amount which the Company would pay as a result of an arbitration proceeding. However, if the charterer is successful in prevailing on these claims, it may be entitled to amounts in excess of our related reserves. We intend to contest these claims.

11.                               SUBSEQUENT EVENT

On July 25, 2006, the Company’s Board of Directors announced that it will be paying a quarterly dividend of $0.66 per share on or about September 8, 2006 to the shareholders of record as of August 25, 2006. The aggregate amount of the dividend is expected to be approximately $21,500, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand; (ii) a material decline or prolonged weakness in rates in the tanker market; (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (v) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (vi) actions taken by regulatory authorities; (vii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (vii) changes in the typical seasonal variations in tanker charter rates; (ix) changes in the cost of other modes of oil transportation; (x) changes in oil transportation technology; (xi) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xii) changes in general domestic and international political conditions; (xiii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xiv) changes in the itineraries of the Company’s vessels; (xv) any failure of a vessel sale agreement to close; (xvi) delays in the construction or delivery of contracted newbuildings; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2005 and our subsequent reports on Form 10-Q and Form 8-K. Our ability to pay dividends in any period will depend upon factors including the satisfaction of certain conditions under our secured credit facility, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following is a discussion of our financial condition and results of operations for the three months and six months ended June 30, 2006 and 2005. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services and a large mid-sized tanker fleet operator. As of June 30, 2006 our fleet consisted of 18 wholly owned vessels comprised of 10 Aframax vessels and eight Suezmax tankers, with a total cargo carrying capacity of 2.2 million deadweight tons. In addition, we have three newbuilding Suezmax tankers which are anticipated to be delivered during 2006, 2007 and 2008.

A summary of our vessel acquisitions and dispositions during 2004, 2005 and 2006 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Baltic	Sold	Aframax	February 4, 2004
Genmar Revenge	Acquired	Aframax	April 16, 2004
Genmar Honour	Acquired	Suezmax	April 21, 2004
Genmar Strength	Acquired	Aframax	May 3, 2004
Genmar Conqueror	Acquired	Suezmax	May 7, 2004
Genmar Defiance	Acquired	Aframax	June 4, 2004
Genmar Harriet	Sold	Suezmax	August 9, 2004
Genmar Traveller	Sold	Suezmax	August 25, 2004
Genmar Centaur	Sold	Suezmax	August 27, 2004
Genmar Transporter	Sold	Suezmax	October 7, 2004
Genmar Alta	Sold	Suezmax	November 10, 2005
Genmar Boss	Sold	Aframax	November 15, 2005
Genmar Nestor	Sold	Aframax	November 22, 2005
Genmar George	Sold	Aframax	November 25, 2005
Genmar Sky	Sold	Suezmax	November 25, 2005
Genmar Honour	Sold	Suezmax	November 28, 2005
Genmar Commander	Sold	Aframax	November 30, 2005
Genmar Prometheus	Sold	Suezmax	December 1, 2005
Genmar Conqueror	Sold	Suezmax	December 8, 2005
Genmar Ariston	Sold	Suezmax	December 10, 2005
Genmar Leonidas	Sold	Aframax	December 19, 2005
Genmar Kestrel	Sold	Suezmax	December 21, 2005
Genmar Sun	Sold	Aframax	December 21, 2005
Genmar Spartiate	Sold	Suezmax	January 5, 2006
Genmar Macedon	Sold	Suezmax	January 6, 2006
Genmar Zoe	Sold	Suezmax	January 14, 2006
Genmar Gabriel	Sold	Aframax	January 23, 2006
Genmar Endurance	Sold	Aframax	March 12, 2006
Genmar Harriet G	Delivered	Suezmax	March 1, 2006
Genmar Pericles	Sold	Aframax	April 4, 2006
Genmar Spirit	Sold	Aframax	April 4, 2006
Genmar Challenger	Sold	Aframax	April 6, 2006
Genmar Champ	Sold	Aframax	April 18, 2006
Genmar Trust	Sold	Aframax	April 18, 2006
Genmar Trader	Sold	Aframax	May, 2 2006
Genmar Hector	Sold	Aframax	May 19, 2006
Genmar Star	Sold	Aframax	May 30, 2006

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

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC, General Maritime Management (Portugal) Lda and General Maritime Management (Hellas) Ltd. (which ceased vessel operations during July 2006), we provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services. The Company uses a third party to assist in managing the hiring, compensation and management of certain officers and ratings aboard the vessels. The Company intends to cease using the third party for assistance in crew management in the fourth quarter of 2006.

On February 10, 2006, we signed agreements to sell nine OBO Aframax vessels. In connection with that decision, we determined one technical management office outside the U.S. would adequately service our current fleet and as such decided to close our office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd. This office ceased its vessel operations during July 2006 and we estimate that the cost of closing this office to be approximately $1.5 million, primarily attributable to employee severance costs, as well as professional fees and the rent associated with the remainder of the lease which expires at the end of 2006. We incurred approximately $1.3 million of these costs during the six months ended June 30, 2006, which has been classified as a component of general and administrative expense on our statement of operations, of which approximately $0.9 million has been paid. We anticipate that the remainder of this total expected cost, which will be a component of general and administrative expense on our statement of operations, will be recognized primarily during the second half of 2006. We estimate that substantially all of these costs will result in future cash payments.

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

Our voyage revenues are recognized ratably over the duration of the voyages and the lives of the charters, while direct vessel expenses are recognized when incurred. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. We calculate time charter equivalent, or TCE, rates by dividing net voyage revenue by voyage days for the relevant time period. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo.

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended		Six months ended
INCOME STATEMENT DATA	June-06	June-05	June-06	June-05
(Dollars in thousands, except per share data)
Voyage revenues	$75,959	$135,475	$181,715	$297,117
Voyage expenses	25,002	35,345	(44,688)	(63,631)
Direct vessel expenses	11,158	23,583	25,456	44,330
Other expense	2,430	—	2,430	—
General and administrative expenses	11,840	11,408	24,239	22,681
Depreciation and amortization	10,536	25,469	20,403	50,429
Gain on sale of vessels	(11,221)	—	(46,544)	—
Total operating expenses	49,745	95,805	70,672	181,071
Operating income	26,214	39,670	111,043	116,046
Net interest income (expense)	559	(7,517)	(132)	(15,417)
Other expense	(702)	(92)	(483)	(77)
Net Income	$26,071	$32,061	$110,428	$100,552
Basic earnings per share	$0.83	$0.86	$3.44	$2.70

Diluted earnings per share	$0.81	$0.84	$3.36	$2.64

Weighted average shares outstanding, thousands	31,522	37,237	32,136	37,227
Diluted average shares outstanding, thousands	32,209	38,074	32,846	38,067

BALANCE SHEET DATA, at end of period	June-06	December-05
(Dollars in thousands)
Cash	$103,699	$96,976
Current assets, including cash	156,583	471,324
Total assets	859,607	1,149,126
Current liabilities, including current portion of long-term debt	39,000	32,906
Current portion of long-term debt	—	—
Total long-term debt, including current portion	45,000	135,020
Shareholders’ equity	770,240	976,125

	Three months ended		Six months ended
OTHER FINANCIAL DATA	June-06	June-05	June-06	June-05
(dollars in thousands)

Net cash provided by operating activities	38,285	58,165	119,805	157,955
Net cash provided (used) by investing activities	211,558	(4,527)	298,871	(7,455)
Net cash provided (used) by financing activities	(240,079)	(77,733)	(411,953)	(123,256)
Capital expenditures
Vessel sales (purchases), including deposits	213,259	(3,089)	300,790	(3,875)
Drydocking or capitalized survey or improvement costs	(1,822)	(15,764)	(3,077)	(20,747)
Weighted average long-term debt	96,260	439,199	134,300	449,552

OTHER DATA
EBITDA (1)	36,048	65,047	130,963	166,398

FLEET DATA
Total number of vessels at end of period	18	43	18	43
Average number of vessels (2)	20.1	43.0	23.3	43.0
Total voyage days for fleet (3)	1,727	3,633	4,033	7,205
Total time charter days for fleet	296	966	1,283	1,953
Total spot market days for fleet	1,431	2,667	2,750	5,252
Total calendar days for fleet (4)	1,829	3,913	4,222	7,783
Fleet utilization (5)	94.4%	92.8%	95.5%	92.6%

AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$29,506	$27,561	$33,976	$32,406
Direct vessel operating expenses per vessel (7)	6,101	6,027	6,029	5,696
EBITDA	19,709	16,623	31,019	21,380

		Three months ended		Six months ended
		June-06	June-05	June-06	June-05
EBITDA Reconciliation
Net Income		$26,071	$32,061	$110,428	$100,552
+	Net interest expense	(559)	7,517	132	15,417
+	Depreciation and amortization	10,536	25,469	20,403	50,429
	EBITDA	$36,048	$65,047	$130,963	$166,398

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and six months ended June 30, 2006 and 2005 is set forth in the table below.

Income statement margin analysis

(% of net voyage revenues)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	21.9%	23.6%	18.6%	19.0%
Other expense	4.8%	—%	1.8%	—%
General and administrative expenses	23.2%	11.4%	17.7%	9.7%
Depreciation and amortization	20.7%	25.4%	14.9%	21.6%
Gain on sale of vessels	(22.0)%	—%	(34.0)%	—%
Operating income	51.4%	39.6%	81.0%	49.7%
Net interest expense	(1.1)%	7.5%	0.1%	6.6%
Other expense	1.3%	0.1%	0.3%	—%
Net income	51.2%	32.0%	80.6%	43.1%

(1)   Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Voyage revenues	$75,959	$135,475	$181,715	$297,117
Voyage expenses	(25,002)	(35,345)	(44,688)	(63,631)
Net voyage revenues	$50,957	$100,130	$137,027	$233,486

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

VOYAGE REVENUES- Voyage revenues decreased by $59.5 million, or 43.9%, to $76.0 million for the three months ended June 30, 2006 compared to $135.5 million for the prior year period. This decrease is primarily due to a 52.5% reduction in vessel operating days to 1,727 days for the three months ended June 30, 2006 from 3,633 days for the prior year period. During the three months ended June 30, 2006,  the average size of our fleet decreased by 53.3% to 20.1 vessels (12.1 Aframax, 8.0 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. This decrease is partially offset by a stronger spot rate environment during the three months ended June 30, 2006 as compared to the prior year period. This decrease in vessels is consistent with our strategy to selectively sell older vessels when and if appropriate opportunities are identified in order to adjust our fleet characteristics and profile to suit customer preferences and to monetize investments in vessels to generate capital for potential future growth. However, there can be no assurance that we will grow our fleet in 2006. Voyage revenues are expected to decrease during 2006 as compared to 2005 due to our smaller fleet size.

VOYAGE EXPENSES- Voyage expenses decreased $10.3 million, or 29.3%, to $25.0 million for the three months ended June 30, 2006 compared to $35.3 million for the prior year period. This overall decrease in voyage expenses is primarily attributable to a decrease in the number of days our vessels operated under spot charters. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the three months ended June 30, 2006, the number of days our vessels operated under spot charters decreased by 46.3% to 1,431 days (703 days Aframax, 728 days Suezmax) from 2,667 days (1,261 days Aframax, 1,406 days Suezmax) during the prior year period. This decrease was partially offset by fuel costs which were 54% higher per spot vessel day during the three months ended June 30, 2006 compared to the prior year period. Fuel cost decreased by $4.0 million, or 17.5%, to $18.8 million during the three months ended June 30, 2006 compared to $22.8 million during the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $6.4 million, or 51.8%, to $6.0 million during the three months ended June 30, 2006 compared to $12.4 million during the prior year period. Included in these port costs are Suez Canal transit costs of approximately $0.1 million during the three months ended June 30, 2006 compared to $1.7 million during the prior year period. Voyage expenses are expected to decrease during 2006 as compared to 2005 due to our smaller fleet size.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $49.1 million, or 49.1%, to $51.0 million for the three months ended June 30, 2006 compared to $100.1 million for the prior year period. This decrease is primarily the result of a 52.5% reduction in vessel operating days during the 2006 period compared to the prior year period, offset by slightly better rates earned during the 2006 period. Our average TCE rates increased 7.1% to $29,506 during the three months ended June 30, 2006 compared to $27,561 for the prior year period. This increase in TCE rates occurred in spite of a $3.7 million reduction of time charter revenue associated with our reserve for a time charter claim during the three months ended June 30, 2006 compared to a $0.7 million reduction in time charter revenue associated with this reserve for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended June 30,		Increase
	2006	2005	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$3,923	$19,714	$(15,791)	-80.1%
Suezmax	—	—	—	0.0%
Total	3,923	19,714	(15,791)	-80.1%

Spot charter:
Aframax	19,390	29,299	(9,909)	-33.8%
Suezmax	27,643	51,117	(23,474)	-45.9%
Total	47,033	80,416	(33,383)	-41.5%

TOTAL NET VOYAGE REVENUE	$50,956	$100,130	$(49,174)	-49.1%

Vessel operating days:
Time charter:
Aframax	296	966	(670)	-69.4%
Suezmax	—	—	—	0.0%
Total	296	966	(670)	-69.4%

Spot charter:
Aframax	703	1,261	(558)	-44.3%
Suezmax	728	1,406	(678)	-48.2%
Total	1,431	2,667	(1,236)	-46.3%

TOTAL VESSEL OPERATING DAYS	1,727	3,633	(1,906)	-52.5%

AVERAGE NUMBER OF VESSELS	20.1	43.0	(22.9)	-53.3%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$13,253	$20,407	$(7,154)	-35.1%
Suezmax	n/m	n/m	n/m	n/m
Combined	$13,253	$20,408	$(7,154)	-35.1%

Spot charter:
Aframax	$27,582	$23,235	$4,347	18.7%
Suezmax	$37,972	$36,357	$1,615	4.4%
Combined	$32,867	$30,153	$2,714	9.0%

TOTAL TCE	$29,506	$27,561	$1,944	7.1%

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $12.4 million, or 52.7%, to $11.2 million for the three months ended June 30, 2006 compared to $23.6 million for the prior year period. This decrease is primarily attributed to a 53.3% decrease in the size of our fleet to 20.1 vessels (12.1 Aframax, 8.0 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. On a daily basis, direct vessel expenses per vessel increased by $74, or 1.2%, to $6,101 ($6,123 Aframax, $6,067 Suezmax) for the three months ended June 30, 2006 compared to $6,027 ($5,702 Aframax, $6,524 Suezmax) for the prior year period. This increase in daily cost on the Aframax vessels during the three months ended June 30, 2006 is primarily the result of higher operating costs on our OBO vessels which occurred primarily as a result of higher crew costs associated with the sale of these vessels. Daily costs were lower on the Suezmax vessels during the three months ended June 30, 2006 as a result of the younger Suezmax fleet we currently own as compared to the prior year period.

We anticipate that daily direct vessel operating expenses will increase during 2006 as compared to 2005 due to higher crew, lubricating oils and insurance costs, which the Company believes to be an industry-wide effect. Total direct vessel operating expenses are expected to decrease in 2006 as compared to 2005, due to the smaller size of our fleet during 2006 compared to 2005.

OTHER EXPENSE – Other expense for the three months ended June 30, 2006 is comprised of a $2.4 million settlement of a claim arising from the February 4, 2005 collision of the Genmar Kestrel involving a claim by a subsidiary of the Exxon Mobil Corporation. For further discussion, please refer to Part II: Other Information – Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses increased by $0.4 million, or 3.8%, to $11.8 million for the three months ended June 30, 2006 compared to $11.4 million for the prior year period. This increase is comprised primarily of a $0.7 million increase in the costs of operating our foreign subsidiaries in Greece and Portugal during the three months ended June 30, 2006 compared to the 2005 period, which is primarily attributable to incremental severance costs of closing our office in Greece and increased staffing levels in Portugal. This increase is partially offset by a $0.1 million reduction in expenses associated with our lease of an aircraft due to subchartering the aircraft during the three months ended June 30, 2006 as well as a $0.1 million reduction in consulting fees incurred during the three months ended June 30, 2006 compared to the prior year period associated with 2005 events that did not recur in 2006, such as moving our corporate headquarters to a new location in New York City and senior executive employment agreements.

We anticipate that, based on current conditions, general and administrative expense for each quarterly period during the remainder of 2006 will be slightly lower than the expense of the three months ended June 30, 2006, primarily attributable to reduced future expenses relating to our office in Greece, which ceased vessel operations during July 2006. General and administrative expense is not expected to decrease in proportion with the reduction in fleet size in light of management's current strategy for future growth.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey and loan fees, decreased by $15.0 million, or 58.6%, to $10.5 million for the three months ended June 30, 2006 compared to $25.5 million for the prior year period. Vessel depreciation was $8.5 million during the three months ended June 30, 2006 compared to $20.7 million during the prior year period. This decrease is primarily due to the 53.3% decrease in the size of our fleet to 20.1 vessels (12.1 Aframax, 8.0 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. Additionally, the Company’s average fleet composition during 2006 included nine vessels that were not being depreciated during 2006 because they had been classified as held for sale as of December 31, 2005.

Amortization of drydocking decreased by $2.5 million, or 63.8%, to $1.4 million for the three months ended June 30, 2006 compared to $3.9 million for the prior year period. This decrease is due to the decrease in the size of our fleet during the 2006 period as well as the classification of vessels to held for sale as of December 31, 2005 on which no drydock amortization was taking place.

We anticipate that the depreciation and amortization will decrease in 2006 as compared to 2005 because of the reduction in the size of our fleet.

GAIN ON SALE OF VESSELS—During the three months ended June 30, 2006, we sold eight Aframax OBO vessels for aggregate net proceeds of $216.4 million, and a net gain on sale of vessels of $11.2 million. All of these vessels were classified as Vessels held for sale on our balance sheet as of December 31, 2005.

NET INTEREST EXPENSE- Net interest income for the three months ended June 30, 2006 was $0.6 million for the three months ended June 30, 2006 compared to net interest expense of $7.5 million for the prior year period. The $8.1 million reduction in net interest includes a $6.3 million decrease in interest expense associated with the Company’s Senior Notes which were outstanding during the 2005 period but were substantially retired as of December 31, 2005 and a $0.8 million reduction in interest expense on the Company’s credit facilities during the

2006 period compared to the prior year due to lower borrowings during the 2006 period.. In addition, interest income on the Company’s bank deposits increased by $0.8 million during the three months ended June 30, 2006 compared to the prior year.

NET INCOME- Net income was $26.1 million for the three months ended June 30, 2006 compared to net income of $32.1 million for the prior year period.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

VOYAGE REVENUES-Voyage revenues decreased by $115.4 million, or 38.8%, to $181.7 million for the six months ended June 30, 2006 compared to $297.1 million for the prior year period. This decrease is primarily due to a 44.0% reduction in vessel operating days to 4,033 days for the six months ended June 30, 2006 from 7,205 days for the prior year period. During the six months ended June 30, 2006,  the average size of our fleet decreased by 45.8% to 23.3 vessels (15.5 Aframax, 7.8 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. This decrease is partially offset by a stronger spot rate environment during the three months ended June 30, 2006 as compared to the prior year.

VOYAGE EXPENSES-Voyage expenses decreased $18.9 million, or 29.8%, to $44.7 million for the six months ended June 30, 2006 compared to $63.6 million for the prior year period. This overall decrease in voyage expenses is primarily attributable to a decrease in the number of days our vessels operated under spot charters. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the six months ended June 30, 2006, the number of days our vessels operated under spot charters decreased by 47.6% to 2,750 days (1,397 days Aframax, 1,353 days Suezmax) from 5,252 days (2,455 days Aframax, 2,797 days Suezmax) during the prior year period. This decrease was partially offset by fuel costs which were 55% higher per spot vessel day during the six months ended June 30, 2006 compared to the prior year period. Fuel cost decreased by $7.7 million, or 18.8%, to $33.2 million during the six months ended June 30, 2006 compared to $40.9 million during the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $11.3 million, or 51.1%, to $10.8 million during the six months ended June 30, 2006 compared to $22.1 million during the prior year period. Included in these port costs are Suez Canal transit costs of approximately $0.3 million during the three months ended June 30, 2006 compared to $1.9 million during the prior year period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $96.5 million, or 41.3%, to $137.0 million for the six months ended June 30, 2006 compared to $233.5 million for the prior year period. This decrease is primarily the result of a 44.0% reduction in vessel operating days during the 2006 period compared to the 2005 period, offset by slightly better rates earned during the 2006 period. Our average TCE rates increased 4.8% to $33,976 during the three months ended June 30, 2006 compared to $32,406 for the prior year period. This increase in TCE rates occurred in spite of a $4.4 million reduction of time charter revenue associated with our reserve for a time charter claim during the six months ended June 30, 2006 compared to a $0.3 million reduction in time charter revenue associated with this reserve for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Six months ended June 30,		Increase
	2006	2005	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$26,555	$41,049	$(14,494)	-35.3%
Suezmax	—	—	—	0.0%
Total	26,555	41,049	(14,494)	-35.3%

Spot charter:
Aframax	46,265	71,842	(25,577)	-35.6%
Suezmax	64,206	120,595	(56,389)	-46.8%
Total	110,471	192,437	(81,966)	-42.6%

TOTAL NET VOYAGE REVENUE	$137,026	$233,486	$(96,460)	-41.3%

Vessel operating days:
Time charter:
Aframax	1,283	1,953	(670)	-34.3%
Suezmax	—	—	—	0.0%
Total	1,283	1,953	(670)	-34.3%

Spot charter:
Aframax	1,397	2,455	(1,058)	-43.1%
Suezmax	1,353	2,797	(1,444)	-51.6%
Total	2,750	5,252	(2,502)	-47.6%

TOTAL VESSEL OPERATING DAYS	4,033	7,205	(3,172)	-44.0%

AVERAGE NUMBER OF VESSELS	23.3	43.0	(19.7)	-45.8%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$20,698	$21,018	$(321)	-1.5%
Suezmax	n/m	n/m	n/m	n/m
Combined	$20,698	$21,018	$(321)	-1.5%

Spot charter:
Aframax	$33,117	$29,264	$3,854	13.2%
Suezmax	$47,456	$43,116	$4,340	10.1%
Combined	$40,171	$36,641	$3,531	9.6%

TOTAL TCE	$33,976	$32,406	$1,570	4.8%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs decreased by $18.9 million, or 42.6%, to $25.4 million for the six months ended June 30, 2006 compared to $44.3 million for the prior year period. This decrease is primarily attributed to a 45.8% decrease in the average size of our fleet to 23.3 vessels (15.5 Aframax, 7.8 Suezmax) during the six months ended June 30, 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. On a daily basis, direct vessel expenses per vessel increased by $333, or 5.8%, to $6,029 ($5,819 Aframax, $6,446 Suezmax) for the six months ended June 30, 2006 compared to $5,696 ($5,464 Aframax, $6,050 Suezmax) for the prior year period. This increase in daily direct vessel expenses is primarily attributed to certain crewing costs, insurance costs and the timing of certain purchases and maintenance and repair costs.

OTHER EXPENSE – Other expense for the six months ended June 30, 2006 is comprised of a $2.4 million settlement of a claim arising from the February 4, 2005 collision of the Genmar Kestrel involving a claim by a subsidiary of the Exxon Mobil Corporation. For further discussion, please refer to Part II: Other Information – Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $1.5 million, or 6.9%, to $24.2 million for the six months ended June 30, 2006 compared to $22.7 million for the prior year period. This increase is primarily due to the following:

(a) a $2.1 million non-cash increase in restricted stock amortization for our U.S.-based personnel for the three months ended June 30, 2006, which included amortization of restricted stock grants made in April, May and December 2005, as well as May 2006 compared to the prior year period;

(b) a $0.9 million increase in the costs of operating our foreign subsidiaries in Greece and Portugal during the six months ended June 30, 2006 compared to the 2005 period, which is primarily attributable to incremental severance costs of closing our office in Greece and increased staffing levels in Portugal;

 (c) a $0.7 million decrease in consulting fees during the six months ended June 30, 2006 compared to the prior year period associated with 2005 events that did not recur in 2006, such as moving our corporate headquarters to a new location in New York City and professional fees in connection with new senior executive employment agreements;

 (d) a $0.6 million decrease in expenses associated with our lease of an aircraft due to subchartering the aircraft during the six months ended June 30, 2006;  and

(e) a $0.2 million decrease in occupancy cost during the six months ended June 30, 2006 associated with rent expense associated with our former corporate office during 2005 which we leased through April 2005. Rent expense on our new corporate offices was recognized since the lease was signed in December 2004.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey and loan fees, decreased by $30.0 million, or 59.5%, to $20.4 million for the six months ended June 30, 2006 compared to $50.4 million for the prior year period. Vessel depreciation was $16.6 million during the six months ended June 30, 2006 compared to $41.2 million during the prior year period. This decrease is primarily due to the 45.8% decrease in the size of our fleet to 23.3 vessels (15.5 Aframax, 7.8 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. Additionally, the Company’s average fleet composition during 2006 included nine vessels that were not being depreciated during 2006 because they had been classified as held for sale as of December 31, 2005.

Amortization of drydocking decreased by $4.4 million, or 61.9%, to $2.7 million for the six months ended June 30, 2006 compared to $7.1 million for the prior year period. This decrease is due to the decrease in the size of our fleet during the 2006 period as well as the classification of vessels to held for sale as of December 31, 2005 on which no drydock amortization was taking place.

GAIN ON SALE OF VESSELS—During the six months ended June 30, 2006, we sold three single-hull Suezmax vessels, one double-sided Aframax vessel and nine Aframax OBO vessels for aggregate net proceeds of $340.9 million, and a net gain on sale of vessels of $46.5 million. All of these vessels were classified as Vessels held for sale on our balance sheet as of December 31, 2005.

NET INTEREST EXPENSE-Net interest expense decreased by $15.3 million, or 99.1%, to $0.1 million for the six months ended June 30, 2006 compared to $15.4 million for the prior year period. This decrease in net interest expense as compared to the prior year includes a $12.6 million decrease associated with the Company’s Senior Notes which were outstanding as during the 2005 period but were substantially retired as of December 31, 2005, a $0.3 million reduction in interest expense on the Company’s credit facilities, a $0.3 million decrease in swap interest, and a $0.4 million increase in capitalized interest. In addition, interest income on the Company’s bank deposits increased by $1.7 million during the six months ended June 30, 2006 compared to the prior year.

NET INCOME-Net income was $110.4 million for the six months ended June 30, 2006 compared to net income of $100.6 million for the prior year period.

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

Dividend Policy

On January 26, 2005, we announced that our board of directors has initiated a cash dividend policy. Under the policy, we plan to declare quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after net interest expense and reserves, as established by the board of directors. These reserves, which the board of directors expects to review on at least an annual basis, will take into account normal maintenance and drydocking of existing vessels as well as capital expenditures for vessel acquisitions to ensure the indefinite renewal of our fleet. Our board of directors expects to review these reserves from time to time and at least annually, taking into account the remaining useful life and asset value of the fleet, among other factors. We utilized substantially all of the proceeds from the sale of 17 single-hull and double-sided Suezmax and Aframax vessels, all of which have been sold as of June 30, 2006, to pay down debt, and therefore such proceeds have been excluded in the calculation of our dividend for the applicable quarters.

On March 17, 2006, we paid $68.0 million of dividends to our shareholders relating to the quarter ended December 31, 2005. On June 5, 2006, we paid $47.7 million to our shareholders relating to the quarter ended March 31, 2006. On July 25, 2006, our Board of Directors announced that we will be paying a quarterly dividend of $0.66 per share on or about September 8, 2006 to the shareholders of record as of August 25, 2006. The aggregate amount of the dividend is expected to be $21.5 million, which we anticipate will be funded from cash on hand at the time payment is to be made.

Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005, our Board of Directors approved a share repurchase program for up to a total of $200 million of the Company’s common stock. In February 2006, our Board of Directors approved an additional $200 million for repurchases of the Company’s common stock under the share repurchase program. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Through June 30, 2006, the Company has acquired 6,391,856 shares of its common stock for $230.4 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.

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

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semiannual reductions of $44.5 million beginning October 26, 2009 and a bullet reduction of $533 million at the end of year seven. Up to $50 million of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of June 30, 2006, we have outstanding letters of credit aggregating $20.9 million which expire between December 2006 and February 2012, leaving $29.1 million available to be issued.

The 2005 Credit Facility permits us to pay out dividends under our current policy, repurchase shares of our common stock and repurchase our Senior Notes in accordance with its terms and conditions. This facility allows us to pay dividends or repurchase our common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels, including the 13 vessels we sold during November and December 2005 and the 13 vessels we sold during the six months ended June 30, 2006. In addition, we are permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. During the six months ended June 30, 2006, we paid dividends of $115.7 million.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of June 30, 2006, $45 million of the facility is outstanding. The facility is collateralized by, among other things, 18 of our double-hull vessels and our three newbuilding Suezmax contracts, with carrying values as of June 30, 2006 of $609.7 million and $66.9 million, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owed under the 2005 Credit Facility.

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

On June 28, 2006, we entered into an agreement to amend the 2005 Credit Facility. The amendment revises the minimum consolidated net worth covenant applicable to the Company to provide that the Company will not permit its consolidated net worth to be less than $500 million. All other material terms of the 2005 Credit Facility remain unchanged.

As of June 30, 2006, we are in compliance, in all material respects, with all of the covenants under the 2005 Credit Facility.

Interest Rate Swap Agreements

In August and October 2001, we entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% of our term loans outstanding at that time. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged debt outstanding at that time, to a fixed rate of 6.25%. This swap agreement terminated on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged debt outstanding at that time, to a fixed rate of 5.485%. This swap agreement terminated on June 27, 2006. The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through June 30, 2005. As of June 30, 2006, the Company is no longer party to any interest rate swap agreements. As of July 1, 2005, we stopped designating our interest rate swaps as a hedge.

We would have received approximately $25,000 to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2005. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, we issued $250 million of 10% Senior Notes which were due March 15, 2013 (the “Senior Notes”). Interest is paid on the Senior Notes each March 15 and September 15. The Senior Notes are general unsecured, senior obligations of the Company. The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246.2 million. The Senior Notes contain incurrence covenants which, among other things, restrict our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, and to merge or undergo other changes of control and to pay dividends. The Senior Notes were guaranteed by all of our present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company). These guarantees were full and unconditional and joint and several with the parent company General Maritime Corporation. The parent company, General Maritime Corporation, has no independent assets or operations. Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, were deemed to be a default under the Senior Notes agreement.

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

In May 2006, we purchased and retired the remaining $20,000 par value of our Senior Notes, leaving none outstanding as of June 30, 2006.

Cash and Working Capital

Cash increased to $103.7 million as of June 30, 2006 compared to $97.0 million as of December 31, 2005. Working capital is current assets minus current liabilities. Working capital was $117.6 million as of June 30, 2006 compared to $438.4 million as of December 31, 2005.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 24.2% to $119.8 million for the six months ended June 30, 2006, compared to $158.0 million for the prior year period. This decrease is primarily attributable to less net income (after removing the gain on sale of vessels) earned during the six months ended June 30, 2006 compared to the prior year period.

Cash Flows from Investing Activities

Net cash provided by investing activities was $298.9 million for the six months ended June 30, 2006 compared to net cash used by investing activities of $7.5 million for the prior year period. During the six months ended June 30, 2006, we received $340.9 million from the sale of 13 vessels million and we made payments relating to vessel construction in progress of $40.1 million (including $2.0 million of capitalized interest). During the six months ended June 30, 2005, we paid $3.6 million for other fixed assets including furnishings of our office in New York City which we occupied beginning in April 2005 and we made payments relating to vessel construction in progress of $3.9 million (including $1.6 million of capitalized interest).

Cash Flows from Financing Activities

Net cash used by financing activities was $412.0 million for the six months ended June 30, 2006 compared to

$123.3 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•      Principal repayments of long-term debt associated with permanent debt repayments were $20.0 million under our 2004 Credit Facility for the six months ended June 30, 2005. There were no permanent debt repayments made during the six months ended June 30, 2006.

•      During the six months ended June 30, 2006 we repaid a net amount of $90.0 million of revolving debt associated with our 2005 Credit Facility; during the six months ended June 30, 2005, we repaid $35.0 million of revolving debt associated with our 2004 Credit Facility.

•      During the six months ended June 30, 2006 we paid $205.6 million to acquire and retire 5,714,056 shares of our common stock.

•      During the six months ended June 30, 2006 we paid $115.7 million of dividends to our shareholders compared to $68.4 million paid during the prior year period.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During 2006, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on approximately four vessels and that the expenditures to perform these drydocks will aggregate approximately $11 million to $13 million. During the six months ended June 30, 2006, we paid $3.1 million of drydock related costs. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts. The purchase price of these contracts aggregate $67.2 million which was paid to the seller of those contracts. Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts. As of June 30, 2006, we are required to pay an additional aggregate amount of $112.0 million through the completion of construction of these three Suezmax vessels delivery of which is expected to occur between October 2006 and January 2008. The installments that comprise this $112.0 million are payable as follows: $37.0 million in 2006, $42.4 million in 2007, and $32.6 million in 2008.

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

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

	Total	2006 (2)	2007	2008	2009	2010	Thereafter
2005 Credit Facility (1)	$74.8	$2.4	$4.7	$4.7	$4.7	$4.7	$53.6
Newbuilding installments	112.0	37.0	42.4	32.6	—	—	—
Aircraft lease	3.9	0.8	1.5	1.5	0.1	—	—
Senior officer employment agreements	4.4	1.0	2.0	0.7	0.7	—	—
Office leases	21.0	0.9	1.6	1.4	1.3	1.3	14.5
Total commitments	$216.1	$42.1	$52.2	$40.9	$6.8	$6.0	$68.1

(1)   Future interest payments on our 2005 Credit Facility are based on our current outstanding balance using a current borrowing rate of 6.125%. The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)   Denotes the six month period from July 1, 2006 to December 31, 2006.

Off-Balance-Sheet Arrangements

As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Other Derivative Financial Instruments

Fuel. During June 2006, we entered into a “bunker collar” to obtain a quantity of fuel between $285/metric ton (“MT”) and $330/MT. We use this derivative as an economic hedge to the Company, but has not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative are recorded to our statement of operations each reporting period. Under this agreement, we have a right to receive (call option) the amount by which the bunker price on a specified index exceeds $330/MT and an obligation to pay (put option) the amount by which $285/MT exceeds the bunker price on a specified index. The term is for a notional 2,000 MT of bunkers per month for each month in the period between July 1, 2005 and September 30, 2006. As of June 30, 2006, we have recorded an asset of $11,000 related to the fair market value of this economic hedge, which we obtained from the counterparty. We have recorded an aggregate net unrealized gain of $11,000 for the three and six months ended June 30, 2006, which is classified as Other expense on the statement of operations.

Freight rates. As part of our business strategy, we may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. These contracts generally settle based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a may also include a specified bunker price index. The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route. The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis.

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. We have taken a short position in this freight derivative contracts, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations each reporting period. As of June 30, 2006, the fair market value of the freight derivative contract resulted in a liability to the Company of $1.0 million and an unrealized loss of $1.0 million for the three and six months ended June 30, 2006, which is reflected on our statement of operations as Other expense.

Related Party Transactions

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft during the six month period ended June 30, 2006, totaling $158,000 of which were reimbursed $139,000 and the balance was paid to our aviation management company. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco. At June 30, 2006, none of this balance was outstanding.

During the six months ended June 30, 2006, Genco made available one of its employees who performed internal audit services for to the Company for which the Company was invoiced $7,000 based on actual time spent by the employee, all of which remains outstanding as of June 30, 2006.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past five years ended December 31, 2005. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2006, we provided a reserve of approximately 15% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase this amount in that period.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At June 30, 2006, we had $45.0 million of floating rate debt with a margin over LIBOR of

0.75% compared to December 31, 2005 when we had $135.0 million of floating rate debt with a margin over LIBOR of 0.75%. Until July 1, 2005, we used interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. As of July 1, 2005, we stopped designating our interest rate swaps as a hedge. The differential to be paid or received under these swap agreements is accrued as interest rates change and was recognized as an adjustment to interest expense through June 30, 2005 and other expense thereafter. As of December 31, 2005, we were party to interest rate swap agreements having aggregate notional amounts of $19.5 million which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. A one percent increase in LIBOR would increase interest expense on the portion of our $45.0 million outstanding floating rate indebtedness that is not economically hedged by approximately $450,000 per year from June 30, 2006.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the six months ended June 30, 2006, approximately 18% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.5 million for the six months ended June 30, 2006. As of June 30, 2006, we had on hand approximately 5.3 million Euros which we acquired during September 2005 and January 2006 to make Euro denominated payments as they come due during 2006.

Charter Rate Risk

As part of our business strategy, we may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. These contracts generally settle based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a may also include a specified bunker price index. The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route. The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis.

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  We have taken a short position in this freight derivative contracts, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations each reporting period. As of June 30, 2006, the fair market value of the freight derivative contract resulted in a liability to the Company of $1.0 million and an unrealized loss of $1.0 million for the three and six months ended June 30, 2006, which is reflected on our statement of operations as Other expense. A 10% increase in the BITR from the June 30, 2006 level would result in additional payments to the counterparty of $7.7 million over the three year period beginning July 1, 2006. A 10% decrease in the specified bunker price index from the June 30, 2006 level would result in additional payments to the counterparty of $1.9 million over the three year period beginning July 1, 2006.

Fuel Price Risk

During June 2006, we entered into a “bunker collar” to obtain a quantity of fuel between $285/metric ton (“MT”) and $330/MT. We use this derivative as an economic hedge, but have not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative are recorded to our statement of operations each reporting period. Under this agreement, we have a right to receive (call option) the amount by which the bunker price on a specified index exceeds $330/MT and an obligation to pay (put option) the amount by which $285/MT exceeds the bunker price on a specified index. The term is for a notional 2,000 MT of bunkers per month for each month in the period between July 1, 2005 and September 30, 2006. As of June 30, 2006, we have recorded an asset of $11,000 related to the fair market value of this economic hedge. We have recorded an aggregate net unrealized gain of $11,000 for the three and six months ended June 30, 2006, which is classified as Other expense on the statement of operations. If the average bunker price dropped by 10% on July 1, 2006 from the June 30, 2006 level and stayed at that level until the expiration of this derivative on September 30, 2006, we would be required to make aggregate payments to the counterparty of less than $0.1 million during 2006.

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

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs. The incident resulted in the leakage of some oil to the sea. Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, we believe that the incident resulted in minimal environmental damage. On February 2, 2006, a demand for arbitration was made by Standard Tankers Bahamas Ltd. (“Standard”), a subsidiary of Exxon Mobil Corporation, on its own behalf and on behalf of the owners of the cargo shipped on the Genmar Kestrel. We have settled Standard’s claim by agreeing to pay Standard $1.2 million relating to partial loss, damage and/or contamination of the cargo and indemnify Standard for its share of salvage liabilities and related expenses of $1.2 million. This aggregate $2.4 million expense is recorded on our June 30, 2006 statement of operations as Other expense, which is a component of operating expenses. Our liabilities in connection with this incident (other than the amounts we have agreed to pay Standard) are generally covered by our insurance arrangements.

As of June 30, 2006 we have a reserve for customer claims of $11.0 million in connection with the 24 month time charter contracts for our nine OBO Aframax vessels. These arrangements require that the vessels meet specified speed and bunker consumption standards. The charterer has asserted claims for each of these vessels for the first 12 months of their charter that the vessels did not meet these standards during some periods. The charterer may make further claims under the contracts. With the additional increase to our reserves, we believe that they are adequate to cover an estimated amount which we would pay as a result of an arbitration proceeding. However, if the charterer is successful in prevailing on these claims, it may be entitled to amounts in excess of our related reserves. We intend to contest these claims.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the six months ended June 30, 2006, we repurchased 5,714,056 shares of our common stock for $205.6 million (average per share purchase price of $36.78) pursuant to our share repurchase program.

				Maximum Dollar
			Total Dollar	Amount that May
	Total Number	Average	Amount as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	Per Share	Plans or Programs	Programs
Jan. 1, 2006 - Jan. 31, 2006	4,442,756	$36.99	$164,355,087	$10,873,592
Feb. 1, 2006 - Feb. 28, 2006	—	$—	—	210,873,592
Mar. 1, 2006 - Mar. 31, 2006	420,400	$34.51	14,509,961	196,363,631
Apr. 1, 2006 - Apr. 30, 2006	225,000	$32.11	7,225,694	189,137,937
May 1, 2006 - May 31, 2006	—	$—	—	189,137,937
Jun. 1, 2006 - Jun. 30, 2006	625,900	$31.22	19,543,698	169,594,239
Total	5,714,056	$35.99	$205,634,440	$169,594,239

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          General Maritime’s annual meeting of shareholders was held on May 18, 2006.

(b)         Not Required.

(c)          Proposal I:             Election of Class II Directors:

For: John P. Tavarios	28,546,771	Withheld:	1,164,855
For: Peter S. Shaerf	28,035,416	Withheld:	1,676,210

Messrs. Tavlarios and Shaerf were re-elected as Class II directors until the 2009 annual meeting of shareholders and until their successors are elected and qualified or their earlier resignation or removal.

Proposal II:               Ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors for the period ending December 31, 2006:

Total shares in favor:	29,632,765
Total shares opposed:	39,050
Total shares abstaining:	39,811
Number of shares voted:	29,711,626

The appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 was ratified.

(d)         None.

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
10.1

First Amendment to Credit Agreement, dated June 28, 2006 among General Maritime Corporation, the lenders party from time to time to the Credit Agreement (as defined therein) and Nordea Bank Finland PLC, New York Brance, as Administrative Agent. (2)

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

(2) Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: August 9, 2006	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chairman, Chief Executive
Officer, and President

Exhibit Index

Exhibit	Document (1)
10.1

First Amendment to Credit Agreement, dated June 28, 2006 among General Maritime Corporation, the lenders party from time to time to the Credit Agreement (as defined therein) and Nordea Bank Finland PLC, New York Brance, as Administrative Agent. (2)

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

(2) Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.