Form 10-Q
period 2006-09-30
GENERAL MARITIME CORP/
filed 2006-11-09
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF OCTOBER 31, 2006:

Common Stock, par value $0.01 per share 32,388,589 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

Item 1. Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$84,440	$96,976
Due from charterers, net	28,283	47,281
Vessels held for sale	—	294,527
Prepaid expenses and other current assets	27,521	32,540
Total current assets	140,244	471,324

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $144,209 and $118,981, respectively	601,199	564,609
Vessel construction in progress	71,292	88,485
Other fixed assets, net	6,128	5,212
Deferred drydock costs, net	15,328	12,788
Deferred financing costs, net	4,629	4,463
Other assets	1,000	1,000
Goodwill	1,245	1,245
Total noncurrent assets	700,821	677,802
TOTAL ASSETS	$841,065	$1,149,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,520	$32,906
Total current liabilities	25,520	32,906
NONCURRENT LIABILITIES:
Deferred voyage revenue	1,133	2,140
Long-term debt	50,000	135,020
Other noncurrent liabilities	2,506	2,552
Derivative liability	140	383
Total noncurrent liabilities	53,779	140,095
TOTAL LIABILITIES	79,299	173,001
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 32,386,189 and 38,040,320 shares at September 30, 2006 and December 31, 2005, respectively	322	380
Paid-in capital	435,936	428,339
Retained earnings	325,508	547,406
Total shareholders’ equity	761,766	976,125
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$841,065	$1,149,126

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
VOYAGE REVENUES:
Voyage revenues	$77,648	$114,403	$259,363	$411,520
OPERATING EXPENSES:
Voyage expenses	21,738	37,950	66,426	101,581
Direct vessel expenses	11,004	20,802	36,460	65,132
Other expense	—	—	2,430	—
General and administrative	9,971	11,387	34,210	34,068
Depreciation and amortization	10,793	27,634	31,196	78,063
Loss (gain) on sale of vessels	503	—	(46,041)	—
Total operating expenses	54,009	97,773	124,681	278,844
OPERATING INCOME	23,639	16,630	134,682	132,676
OTHER INCOME (EXPENSE):
Interest income (expense), net	754	(7,611)	622	(23,028)
Other expense	(398)	(1,842)	(881)	(1,919)
Net other income (expense)	356	(9,453)	(259)	(24,947)
Net income	$23,995	$7,177	$134,423	$107,729

Basic earnings per common share	$0.78	$0.19	$4.24	$2.89
Diluted earnings per common share	$0.76	$0.19	$4.13	$2.83

Weighted average shares outstanding:
Basic	30,927,086	37,272,964	31,728,347	37,242,367
Diluted	31,748,691	38,075,740	32,515,737	38,086,486

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(IN THOUSANDS)

	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance as of January 1, 2006	$380	$428,339	$547,406	$976,125

Net income			134,423	134,423
Common stock repurchases	(58)		(218,916)	(218,974)
Exercise of stock options		85		85
Cash dividends paid			(137,405)	(137,405)
Restricted stock amortization, net of forfeitures		7,512		7,512
Balance at September 30, 2006 (unaudited)	$322	$435,936	$325,508	$761,766

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$134,423	$107,729
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessels	(46,041)	—
Depreciation and amortization	31,196	78,063
Restricted stock compensation expense	7,512	4,725
Amortization of discount on Senior Notes	—	203
Loss on repurchase of Senior Notes	—	1,623
Changes in operating assets and liabilities:
Decrease in due from charterers	18,998	44,312
Decrease (increase) in prepaid expenses and other assets	4,784	(15,454)
(Decrease) increase in accounts payable and accrued expenses	(7,594)	1,890
Decrease in deferred voyage revenue	(1,007)	(2,947)
Deferred drydock costs incurred	(6,879)	(28,205)
Net cash provided by operating activities	135,392	191,939

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Payments for vessel construction in progress	(44,478)	(7,193)
Proceeds from sale of vessels	340,901	—
Purchase of other fixed assets	(2,340)	(4,331)
Net cash provided (used) by investing activites	294,083	(11,524)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	175,000	—
Repayments on revolving credit facilities	(260,000)	(35,000)
Cash dividend paid	(137,405)	(100,905)
Payments to acquire and retire common stock	(218,974)	—
Principal payments on long - term debt	—	(30,000)
Payments made to retire Senior Notes	(20)	(12,736)
Proceeds from exercise of stock options	85	1,174
Payment of deferred financing costs	(697)	(691)
Net cash used by financing activities	(442,011)	(178,158)

Net (decrease) increase in cash	(12,536)	2,257
Cash, beginning of period	96,976	46,921
Cash, end of period	$84,440	$49,178

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$3,691	$29,333
Transfer of Vessel from Vessel construction in progress	$61,671	$—
Restricted stock granted to employees (net of forfeitures)	$(230)	$31,686

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

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS - Voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At September 30, 2006 and December 31, 2005, the Company has a reserve of $1,513 and $2,093, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS - Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. As of December 31, 2005, the Company had a reserve of $6,571 associated with estimated performance claims against the Company’s time charters. These reserves relate to certain vessels under time charter agreements. These arrangements require that the vessels meet specified speed and bunker consumption standards.  As of September 30, 2006, all asserted  performance claims have been settled for $11,750 (see Note 11) and the Company has determined that there are no unasserted claims on its remaining time charters; accordingly, there is no reserve as of September 30, 2006.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the nine month periods ended September 30, 2006 and 2005, the Company capitalized $2,680 and $2,607, respectively, of interest expense.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

DERIVATIVE FINANCIAL INSTRUMENTS—The Company may, from time to time, be party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, and (c) declines in future spot rates, which would reduce revenues on future voyages of vessels trading on the spot market. The Company considers the derivative financial instruments the Company has entered into to be economic hedges against these risks, although they do not qualify as hedges for accounting purposes. As such, the Company records the fair value of the derivative financial instruments on its balance sheet as a net Derivative liability. Changes in fair value in the derivative financial instruments, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other expense or income on the statement of operations. As of September 30, 2006, the Company is party to a freight derivative.

STOCK BASED COMPENSATION— Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application (See Note 9 for impact of adopting SFAS 123R.) Accordingly, prior period amounts have not been restated. Pursuant to the adoption of SFAS 123R, unamortized restricted stock is now classified as a component of Paid-in capital in Shareholders’ equity. Prior to adoption of SFAS 123R, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted. The following table details the effect on net income and earnings per share had compensation expense for stock options been recorded for the three months and nine months ended September 30, 2005 based on the methods recommended by Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income:
As reported	$7,177	$107,729
Stock based compensation expense using the fair value method	81	246
Pro forma	$7,096	$107,483

Earnings per share (as reported):
Basic	$0.19	$2.89
Diluted	$0.19	$2.83

Earnings per share (pro forma):
Basic	$0.19	$2.89
Diluted	$0.19	$2.82

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the granting of unvested restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the nine months ended September 30, 2006 and 2005, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Weighted average common shares outstanding	30,927,086	37,272,964	31,728,347	37,242,367

Diluted earnings per share:
Weighted average common shares outstanding	30,927,086	37,272,964	31,728,347	37,242,367
Stock options	48,533	92,181	47,137	96,272
Restricted stock awards	773,072	710,595	740,253	747,847
	31,748,691	38,075,740	32,515,737	38,086,486

3.             SALE OF VESSELS

During October and November 2005, the Company agreed to sell its four single-hull Suezmax vessels, its six double-sided Suezmax vessels, its one single-hull Aframax vessel and its six double-sided Aframax vessels in order to transform the Company’s fleet to exclusively double-hull vessels as well as to reduce the average age of the Company’s fleet. In addition, as of December 31, 2005, the Company reclassified its nine Aframax OBO vessels from Vessels to Vessels held for sale. The Company decided to sell these vessels to reduce the average age of its fleet. Through December 31, 2005, 13 of these vessels were delivered to their new owners for aggregate net proceeds of $334,663, and a net gain on sale of vessels of $91,235. The aggregate book value of remaining three single-hull Suezmax vessels, one double-sided Aframax vessel and nine Aframax OBO vessels of $294,527 were carried as Vessels held for sale on the Company’s balance sheet as of December 31, 2005.

Through September 30, 2006, the Company delivered to their new owners all of the vessels held for sale as of December 31, 2005 for aggregate net proceeds of $340,901, and a net gain on sale of vessels of $46,041.

On February 10, 2006, the Company signed agreements to sell nine OBO Aframax vessels. In connection with that decision, the Company determined one technical management office outside the U.S. would adequately service its current fleet and as such decided to close its office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.

This office ceased its vessel operations during July 2006 and the Company incurred approximately $1,300 of costs in connection with its closure during the nine months ended September 30, 2006, which has been classified as a component of general and administrative expense on our statement of operations, of which approximately $1,160 has been paid. The Company expects that the remainder of this total expected cost, which will be a component of general and administrative expense on our statement of operations, will be recognized during the fourth quarter of 2006. Substantially all of these costs will result in future cash payments.

4.             VESSEL ACQUISITIONS/ DELIVERIES

During the nine months ended September 30, 2006, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $61,671.  This vessel is one of the 18 vessels collateralizing the Company’s 2005 Credit Facility (see Note 6).

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Accounts payable	$5,680	$11,756
Accrued operating	15,425	16,463
Accrued administrative	4,415	4,643
Accrued interest	—	44
Total	$25,520	$32,906

6.             LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
2005 Credit Facility	$50,000	$135,000
Senior Notes	—	20
Total	$50,000	$135,020
Less: Current portion of long-term debt	—	—
Long-term debt	$50,000	$135,020

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

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semiannual reductions of $44,500 beginning October 26, 2009 and a bullet reduction of $533,000 on October 26, 2012. Up to $50,000 of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of September 30, 2006, the Company has outstanding letters of credit aggregating $4,658 which expire between December 2006 and March 2007, leaving $45,342 available to be issued.

The 2005 Credit Facility permits the Company to pay out dividends under its current policy, repurchase shares of its common stock and repurchase the Company’s Senior Notes in accordance with its terms and conditions. This facility allows the Company to pay dividends or repurchase its common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels, including the 13 vessels the Company sold during November and December 2005 and the 13 vessels the Company sold during the nine months ended September 30, 2006. In addition, the Company is permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. During the nine months ended September 30, 2006, the Company paid dividends of $137,405.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of September 30, 2006, $50,000 of the facility is outstanding. The facility is collateralized by, among other things, 18 of the Company’s double-hull vessels and its three newbuilding Suezmax contracts, with carrying values as of September 30, 2006 of $601,199 and $71,292, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain bank accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes also provides an unconditional guaranty of amounts owed under the 2005 Credit Facility.

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

On June 28, 2006, the Company entered into an agreement to amend the 2005 Credit Facility. The amendment revises the minimum consolidated net worth covenant applicable to the Company to provide that the Company will not permit its consolidated net worth to be less than $500,000. All other material terms of the 2005 Credit Facility remain unchanged.  Pursuant to obtaining this amendment, the Company incurred $648 of deferred financing costs.

As of September 30, 2006, the Company is in compliance with all of the covenants under the 2005 Credit Facility.

Interest rates during the nine months ended September 30, 2006 ranged from 5.13% to 6.19% on the 2005 Credit Facility.

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% of the Company’s term loans outstanding at that time. The notional principal amounts amortized at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged debt outstanding at that time to a fixed rate of 6.25%. This swap agreement terminated on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged debt outstanding at that time to a fixed rate of 5.485%. This swap agreement terminated on June 27, 2006. As of July 1, 2005, the Company stopped designating its interest rate swaps as a hedge.  The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through September 30, 2005. As of September 30, 2006, the Company is no longer party to any interest rate swap agreements.

During the nine months ended September 30, 2006, the Company has recorded an aggregate net realized gain of $31, which is classified as Other expense on the statement of operations. During the nine months ended September 30, 2005 interest expense pertaining to interest rate swaps was $338.

The Company would have received approximately $25 to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2005. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, the Company issued $250,000 of 10% Senior Notes which were due March 15, 2013 (the “Senior Notes”). Interest was paid on the Senior Notes each March 15 and September 15. The Senior Notes were general unsecured, senior obligations of the Company. The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246,158. The Senior Notes contained incurrence covenants which, among other things, restricted the Company’s future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, and to merge or undergo other changes of control and to pay dividends. The Senior Notes were guaranteed by all of the Company’s present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company). These guarantees were full and unconditional and joint and several with the parent company General Maritime Corporation. The parent company, General Maritime Corporation, has no independent assets or operations. Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, were deemed to be a default under the Senior Notes agreement.

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

In January 2006, pursuant to the completion of the cash tender offer, the second supplemental indenture entered into in connection with the Senior Notes (the “Second Supplemental Indenture”) became operative. The Second Supplemental Indenture amended the indenture under which the Senior Notes were issued (the “Indenture”), to eliminate substantially all of the restrictive covenants and certain default provisions in the Indenture (the “Amendments”). The Amendments were binding upon holders of the remaining Senior Notes who did not tender their Senior Notes pursuant to the cash tender offer even though such holders have not consented to the Amendments.

In May 2006, the Company purchased and retired the remaining $20 par value of its Senior Notes, leaving none outstanding as of September 30, 2006.

7.             DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2006, the Company is party to the following derivative financial instruments:

Fuel. During June 2006, the Company entered into a “bunker collar” to obtain a quantity of fuel between $285/metric ton (“MT”) and $330/MT. The Company uses this derivative as an economic hedge, but has not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative are recorded to the Company’s statement of operations as Other income or expense in each reporting period. Under this agreement, the Company has a right to receive (call option) the amount by which the bunker price on a specified index exceeds $330/MT and an obligation to pay (put option) the amount by which $285/MT exceeds the bunker price on a specified index. The term is for a notional 2,000 MT of bunkers per month for each month in the period between July 1, 2005 and September 30, 2006. As of September 30, 2006, the derivative had expired. During the three months and nine months ended September 30, 2006, the Company has recorded an aggregate unrealized loss of $11 and $0, respectively.   The Company has recorded an aggregate realized loss of $16 for the three months and nine months ended September 30, 2006, which is classified as Other expense on the statement of operations.

Freight rates. During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  The Company has taken a short position in this freight derivative contract, which reduces a portion of the Company’s exposure to the spot charter market by creating synthetic time charter. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a specified bunker price index.  The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route.  The Company uses freight derivative contracts as economic hedges, but has not designated them as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income or expense in each reporting period.  As of September 30, 2006, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers as of September 30, 2006, resulted in a liability to the Company of $140.  The Company recorded an unrealized gain (loss) of $872 and $(140) for the three months and nine months ended September 30, 2006, respectively, which is reflected on the Company’s statement of operations as Other expense.  The Company has recorded an aggregate realized loss of $1,317 for the three months and nine months ended September 30, 2006, which is classified as Other expense on the statement of operations.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the freight derivative; however, the Company does not currently expect non-performance by any of the counterparties.

8.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

Through April 2005, the Company rented office space as its principal executive offices in a building leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month to month basis in the amount of $55. During the nine months ended September 30, 2005, the Company expensed occupancy fees of $220.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of September 30, 2006.

During the nine months ended September 30, 2006 and 2005, the Company incurred fees for legal services aggregating $133 and $11, respectively, to the father of Peter C. Georgiopoulos, none of which is outstanding as of September 30, 2006.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the nine month period ended September 30, 2006, totaling $205 of which the Company was reimbursed $186 and the balance was paid to our aviation management company. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco. At September 30, 2006, none of this balance was outstanding.

During the nine months ended September 30, 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $17 based on actual time spent by the employee, of which $9 remains outstanding as of September 30, 2006.

In January 2006, the Company repurchased 4,176,756 shares of our common stock from OCM Principal Opportunities Fund, L.P. (“OCM”) in a privately negotiated transaction at $37.00 per share for a total purchase price of $154,540. Stephen A. Kaplan serves as a principal and portfolio manager of Oaktree Capital Management LLC, which is the general partner of OCM.

9.             STOCK-BASED COMPENSATION

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

Stock Options

During 2001, 2002 and 2003, the Company granted to its officers and employees options to purchase 860,000, 143,500 and 89,000 shares of common stock, respectively. The exercise prices for these stock options granted in 2001 and 2002 are $18.00 per share and $6.06 per share, respectively. The exercise prices for stock options granted in 2003 ranged from $8.73 per share to $14.58 per share. These options generally vest over a four year period.

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

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The effect of the adoption of SFAS 123R on September 30, 2005 is presented in the Stock Based Compensation section of Note 1. During the three months and nine months ended September 30, 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $18 and $66, respectively, which reduced net income for the period by this amount and had no effect on basic and diluted earnings per share.

Prior to adoption of SFAS 123R, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted. The following table details the effect on net income and earnings per share had compensation expense for stock options been recorded for the three months and nine months ended September 30, 2005 based on the methods recommended by of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income:
As reported	$7,177	$107,729
Stock based compensation expense using the fair value method	81	246
Pro forma	$7,096	$107,483

Earnings per share (as reported):
Basic	$0.19	$2.89
Diluted	$0.19	$2.83

Earnings per share (pro forma):
Basic	$0.19	$2.89
Diluted	$0.19	$2.82

As of September 30, 2006, there was $48 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 0.6 years.

The following table summarizes all stock option activity through September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2006	87,400	$13.76	$6.78

Granted	—	—	—
Expired	—	—	—
Exercised	(5,125)	16.79	8.09
Forfeited	(7,500)	18.05	8.90

Outstanding, September 30, 2006	74,775	$13.12	$6.46
Exercisable as of September 30, 2006	27,525	$17.22	$8.17

A summary of the activity for nonvested stock option awards as of September 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding and nonvested, January 1, 2006	58,500	$12.16	$6.12

Granted	—	—	—
Vested	(5,625)	18.37	8.99
Forfeited	(5,625)	17.94	8.87

Outstanding and nonvested, September 30, 2006	47,250	$10.73	$5.46

The following table summarizes certain information about stock options outstanding as of September 30, 2006:

	Options Outstanding, September 30, 2006			Options Exercisable, September 30, 2006
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighed Average Exercise Price

$ 6.06	28,875	$6.06	6.2	1,500	$6.06
$ 9.98 - $14.58	14,250	$13.77	7.0	1,875	$13.05
$18.00 - $22.57	31,650	$19.26	5.5	24,150	$18.24

	74,775	$13.12	6.1	27,525	$17.22

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

The weighted average grant-date fair value of restricted stock granted during the nine months ended September 30, 2006 and 2005 is $32.16 per share and $48.35 per share, respectively.

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of September 30, 2006:

	2006*	2007	2008	2009	2010	Thereafter	Total
Restricted Stock Grant Date:

November 26, 2002	$135	$541	$541	$495	$—	$—	$1,712
November 12, 2003	70	111	—	—	—	—	181
February 9, 2005	569	1,807	1,338	986	738	2,861	8,299
April 5, 2005	441	1,749	1,753	1,749	1,749	7,000	14,441
December 21, 2005	940	2,765	1,990	1,467	1,101	4,748	13,011
May 18, 2006	78	117	—	—	—	—	195
Total by year	$2,233	$7,090	$5,622	$4,697	$3,588	$14,609	$37,839

* Represents the period from October 1- December 31, 2006.

As of September 30, 2006 and December 31, 2005, there was $37,839 and $45,516, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of September 30, 2006, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 3.8 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the nine months ended September 30, 2006 and 2005 was $7,446 and $4,725, respectively.

10.          STOCK REPURCHASE PROGRAM

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

Through December 31, 2005, the Company repurchased and retired 677,800 shares of its common stock for $24,771. During the nine months ended September 30, 2006, the Company repurchased and retired an additional 6,085,356 shares of its common stock for $218,974. As of September 30, 2006, the Company is permitted under the share repurchase program to acquire additional shares of its common stock for up to $156,255.

11.          LEGAL PROCEEDINGS

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

The Company has been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain alleged illegal discharges of oily waste between October 2004 and December 2004.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis. During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  The Company has denied any wrongdoing in this matter by us or any of our employees but have been unable to negotiate an acceptable settlement.  On September 26, 2006, the Company received a letter from the U.S. Department of Justice stating that it may seek an indictment against our General Maritime Management LLC subsidiary in connection with its investigation.  The Company intends to defend any charges vigorously.  However, there can be no assurance that the Company will be able to obtain a favorable resolution or satisfactory settlement.

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs. The incident resulted in the leakage of some oil to the sea. Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, the Company believes that the incident resulted in minimal environmental damage. On February 2, 2006, a demand for arbitration was made by Standard Tankers Bahamas Ltd. (“Standard”), a subsidiary of Exxon Mobil Corporation, on its own behalf and on behalf of the owners of the cargo shipped on the Genmar Kestrel. The Company has settled Standard’s claim by paying, on August 9, 2006, Standard $1,250 relating to partial loss, damage and/or contamination of the cargo and agreeing to indemnify Standard for its share of salvage liabilities and related expenses of $1,180. This aggregate $2,430 expense is recorded on our September 30, 2006 statement of operations as Other expense, which is a component of operating expenses. The Company’s liabilities in connection with this incident (other than the amounts it has agreed to pay Standard) are generally covered by its insurance arrangements.

During September 2006, the Company paid $11,750 to ST Shipping & Transport Inc. (“ST”) to settle customer claims in connection with the 24 month time charter contracts for the Company’s nine OBO Aframax vessels. These arrangements required that the vessels meet specified speed and bunker consumption standards.  Pursuant to this settlement, ST cancelled a $16,250 letter of credit the Company had given ST pending the settlement of the matter.

12.          SUBSEQUENT EVENTS

On October 30, 2006, the Company’s Board of Directors announced that it will be paying a quarterly dividend of $0.71 per share on or about December 14, 2006 to the shareholders of record as of November 30, 2006. The aggregate amount of the dividend is expected to be approximately $23,250, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

During October 2006, the Company entered into three-year time charter contracts for four of its Suezmax tankers and one of its Aframax tankers.  The time charters on each of the Suezmax tankers have daily time charter rates of $38,500 and are scheduled to commence between October 2006 and November 2006.  The time charter on the Aframax tanker has a daily time charter rate of $27,750 and  commenced during October 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand; (ii) a material decline in rates in the tanker market; (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (v) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (vi) actions taken by regulatory authorities; (vii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (vii) changes in the typical seasonal variations in tanker charter rates; (ix) changes in the cost of other modes of oil transportation; (x) changes in oil transportation technology; (xi) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xii) changes in general domestic and international political conditions; (xiii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xiv) changes in the itineraries of the Company’s vessels; (xv) delays in the construction or delivery of contracted newbuildings; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2005 and our subsequent reports on Form 10-Q and Form 8-K. Our ability to pay dividends in any period will depend upon factors including the satisfaction of certain conditions under our secured credit facility, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2006 and 2005. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services and a large mid-sized tanker fleet operator. As of September 30, 2006 our fleet consisted of 18 wholly owned vessels comprised of 10 Aframax vessels and eight Suezmax tankers, with a total cargo carrying capacity of 2.2 million deadweight tons. In addition, we have three newbuilding Suezmax tankers which are anticipated to be delivered during 2007 and 2008.

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

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (UK) LLC, General Maritime Management (Portugal) Lda and General Maritime Management (Hellas) Ltd. (which ceased vessel operations during July 2006), we provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, technical support, shipyard supervision, and risk management services. The Company uses a third party to assist in managing the hiring, compensation and management of certain officers and ratings aboard the vessels. The Company has ceased using this third party for assistance in crew management in the fourth quarter of 2006.

On February 10, 2006, we signed agreements to sell nine OBO Aframax vessels. In connection with that decision, we determined one technical management office outside the U.S. would adequately service our current fleet and as such decided to close our office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd. This office ceased its vessel operations during July 2006 and we incurred approximately $1.3 million of costs in connection with its closure during the nine months ended September 30, 2006, which has been classified as a component of general and administrative expense on our statement of operations, of which approximately $1.2 million has been paid. We anticipate that the remainder of this total expected cost, which will be a component of general and administrative expense on our statement of operations, will be paid during the fourth quarter of 2006. Substantially all of these costs will result in future cash payments.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended		Nine months ended
INCOME STATEMENT DATA	September-06	September-05	September-06	September-05
(Dollars in thousands, except per share data)
Voyage revenues	$77,648	$114,403	$259,363	$411,520
Voyage expenses	21,738	37,950	66,426	101,581
Direct vessel expenses	11,004	20,802	36,460	65,132
Other expense	—	—	2,430	—
General and administrative expenses	9,971	11,387	34,210	34,068
Depreciation and amortization	10,793	27,634	31,196	78,063
Gain on sale of vessels	503	—	(46,041)	—
Total operating expenses	54,009	97,773	124,681	278,844
Operating income	23,639	16,630	134,682	132,676
Net interest income (expense)	754	(7,611)	622	(23,028)
Other expense	(398)	(1,842)	(881)	(1,919)
Net Income	$23,995	$7,177	$134,423	$107,729
Basic earnings per share	$0.78	$0.19	$4.24	$2.89
Diluted earnings per share	$0.76	$0.19	$4.13	$2.83
Weighted average shares outstanding, thousands	30,927	37,273	31,728	37,242
Diluted average shares outstanding, thousands	31,749	38,076	32,516	38,086

BALANCE SHEET DATA, at end of period	September-06	December-05
(Dollars in thousands)
Cash	$84,440	$96,976
Current assets, including cash	140,224	471,324
Total assets	841,065	1,149,126
Current liabilities, including current portion of long-term debt	25,520	32,906
Current portion of long-term debt	—	—
Total long-term debt, including current portion	50,000	135,020
Shareholders’ equity	761,766	976,125

	Three months ended		Nine months ended
OTHER FINANCIAL DATA	September-06	September-05	September-06	September-05
(dollars in thousands)

Net cash provided by operating activities	15,587	25,541	135,392	191,939
Net cash (used) provided by investing activities	(4,788)	(4,069)	294,083	(11,524)
Net cash used by financing activities	(30,058)	(54,902)	(442,011)	(178,158)
Capital expenditures
Vessel sales (purchases), including deposits	(4,367)	(3,318)	296,423	(7,193)
Drydocking or capitalized survey or improvement costs	(3,802)	(7,485)	(6,879)	(28,205)
Weighted average long-term debt	41,250	426,431	106,010	442,064
OTHER DATA
EBITDA (1)	34,034	42,422	164,997	208,820

FLEET DATA
Total number of vessels at end of period	18	43	18	43
Average number of vessels (2)	18	43.0	21.5	43.0
Total voyage days for fleet (3)	1,558	3,563	5,591	10,768
Total time charter days for fleet	338	935	1,621	2,888
Total spot market days for fleet	1,220	2,628	3,970	7,880
Total calendar days for fleet (4)	1,656	3,956	5,878	11,739
Fleet utilization (5)	94.1%	90.1%	95.1%	91.7%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$35,886	$21,457	$34,508	$28,783
Direct vessel operating expenses per vessel (7)	6,645	5,258	6,203	5,548
EBITDA	20,552	10,723	28,070	17,789

	Three months ended		Nine months ended
	September-06	September-05	September-06	September-05
EBITDA Reconciliation
Net Income	$23,995	$7,177	$134,423	$107,729
+ Net interest (income) expense	(754)	7,611	(622)	23,028
+ Depreciation and amortization	10,793	27,634	31,196	78,063
EBITDA	$34,034	$42,422	$164,997	$208,820

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and nine months ended September 30, 2006 and 2005 is set forth in the table below.

Income statement margin analysis
(% of net voyage revenues)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	19.7%	27.2%	18.9%	21.0%
Other expense	0.0%	0.0%	1.3%	0.0%
General and administrative expenses	17.8%	14.9%	17.7%	11.0%
Depreciation and amortization	19.3%	36.1%	16.2%	25.2%
Operating income	42.3%	21.8%	69.8%	42.8%
Net interest expense	-1.3%	10.0%	-0.3%	7.4%
Other expense	0.7%	2.4%	0.5%	0.6%
Net income	42.9%	9.4%	69.7%	34.8%

(1)         Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands, except share data)

Voyage revenues	$77,648	$114,403	$259,363	$411,520
Voyage expenses	(21,738)	(37,950)	(66,426)	(101,581)
Net voyage revenues	$55,910	$76,453	$192,937	$309,939

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

VOYAGE REVENUES- Voyage revenues decreased by $36.7 million, or 32.1%, to $77.7 million for the three months ended September 30, 2006 compared to $114.4 million for the prior year period. This decrease is primarily due to a 56.3% reduction in vessel operating days to 1,558 days for the three months ended September 30, 2006 from 3,563 days for the prior year period. During the three months ended September 30, 2006,  the average size of our fleet decreased by 58.1% to 18.0 vessels (10.0 Aframax, 8.0 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. This decrease is partially offset by a stronger spot rate environment during the three months ended September 30, 2006 as compared to the prior year period. This decrease in fleet size is consistent with our strategy to selectively sell older vessels when and if appropriate opportunities are identified in order to adjust our fleet characteristics and profile to suit customer preferences and to monetize investments in vessels to generate capital for potential future growth. However, there can be no assurance that we will grow our fleet in 2006 or 2007. Voyage revenues are expected to decrease during the remainder of 2006 as compared to the 2005 period due to our smaller fleet size.

VOYAGE EXPENSES- Voyage expenses decreased $16.2 million, or 42.7%, to $21.8 million for the three months ended September 30, 2006 compared to $38.0 million for the prior year period. This overall decrease in voyage expenses is primarily attributable to a decrease in the number of days our vessels operated under spot charters. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the three months ended September 30, 2006, the number of days our vessels operated under spot charters decreased by 53.6% to 1,220 days (539 days Aframax, 681 days Suezmax) from 2,627 days (1,145 days Aframax, 1,482 days Suezmax) during the prior year period. This decrease was partially offset by fuel costs which were 35% higher per spot vessel day during the three months ended September 30, 2006 compared to the prior year period. Fuel cost decreased by $9.5 million, or 37.4%, to $15.8 million during the three months ended September 30, 2006 compared to $25.3 million during the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $6.6 million, or 53.9%, to $5.6 million during the three months ended September 30, 2006 compared to $12.2 million during the prior year period. Included in these port costs are Suez Canal transit costs of approximately $0.3 million during the three months ended September 30, 2006 compared to $3.1 million during the prior year period. Voyage expenses are expected to decrease during 2006 as compared to 2005 due to our smaller fleet size.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $20.6 million, or 26.9%, to $55.9 million for the three months ended September 30, 2006 compared to $76.5 million for the prior year period. This decrease is primarily the result of a 56.3% reduction in vessel operating days during the 2006 period compared to the prior year period, offset by slightly better rates earned during the 2006 period. Our average TCE rates increased 67.2% to $35,886 during the three months ended September 30, 2006 compared to $21,457 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended September 30,		Increase
	2006	2005	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$7,839	$17,275	$(9,436)	-54.6%
Suezmax	1,779	—	1,779	n/m
Total	9,618	17,275	(7,657)	-44.3%

Spot charter:
Aframax	15,513	20,382	(4,869)	-23.9%
Suezmax	30,779	38,796	(8,017)	-20.7%
Total	46,292	59,178	(12,886)	-21.8%

TOTAL NET VOYAGE REVENUE	$55,910	$76,453	$(20,543)	-26.9%

Vessel operating days:
Time charter:
Aframax	288	936	(648)	-69.2%
Suezmax	50	—	50	n/m
Total	338	936	(598)	-63.9%

Spot charter:
Aframax	539	1,145	(606)	-52.9%
Suezmax	681	1,482	(801)	-54.0%
Total	1,220	2,627	(1,407)	-53.6%
TOTAL VESSEL OPERATING DAYS	1,558	3,563	(2,005)	-56.3%
AVERAGE NUMBER OF VESSELS	18.0	43.0	(25.0)	-58.1%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$27,217	$18,456	$8,761	47.5%
Suezmax	$35,572	n/m	n/m	n/m
Combined	$28,453	$18,456	$9,997	54.2%

Spot charter:
Aframax	$28,782	$17,801	$10,981	61.7%
Suezmax	$45,197	$26,178	$19,019	72.7%
Combined	$37,945	$22,527	$15,418	68.4%

TOTAL TCE	$35,886	21,457	$14,429	67.2%

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $9.8 million, or 47.1%, to $11.0 million for the three months ended September 30, 2006 compared to $20.8 million for the prior year period. This decrease is primarily attributed to a 58.1% decrease in the size of our fleet to 18.0 vessels (10.0 Aframax, 8.0 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. On a daily basis, direct vessel expenses per vessel increased by $1,387, or 26.4%, to $6,645 ($6,602 Aframax, $6,699 Suezmax) for the three months ended September 30, 2006 compared to $5,258 ($4,996 Aframax, $5,660 Suezmax) for the prior year period. This increase in daily direct vessel expenses is primarily attributed to higher crew costs associated with enhanced crew training and changes in crew complements, higher costs of lubricating oils and higher insurance costs.

We anticipate that daily direct vessel operating expenses will increase during the remainder of 2006 as compared to the 2005 period due to higher crew, lubricating oils and insurance costs, which the Company believes to be an industry-wide effect. Total direct vessel operating expenses are expected to decrease during the remainder of 2006 as compared to the 2005 period, due to the smaller size of our fleet during 2006 compared to 2005.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses decreased by $1.4 million, or 12.4%, to $10.0 million for the three months ended September 30, 2006 compared to $11.4 million for the prior year period. This decrease is primarily due to the following:

(a) a $1.0 million decrease in expenses associated with our foreign subsidiaries during the three months ended September 30, 2006 principally due to the closing of our office in Greece for which there was minimal expenses during the period, partially offset by increases in costs of operating our office in Portugal due to increased staffing levels in that office;

(b) a $0.9 million decrease in compensation for our U.S.-based personnel principally due to a decrease in our bonus accrual; and

(c) a $0.6 million non-cash increase in restricted stock amortization for our U.S.-based personnel for the three months ended September 30, 2006, which included amortization of restricted stock grants made in April, May and December 2005, as well as May 2006 compared to the prior year period.

We anticipate that, based on current conditions, general and administrative expense for the fourth quarter of 2006 will be in line with the first nine months of 2006.  General and administrative expense is not expected to decrease in proportion with the reduction in fleet size in light of management’s current strategy for future growth.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey and loan fees, decreased by $16.8 million, or 60.9%, to $10.8 million for the three months ended September 30, 2006 compared to $27.6 million for the prior year period. Vessel depreciation was $8.6 million during the three months ended September 30, 2006 compared to $20.9 million during the prior year period. This decrease is primarily due to the 58.1% decrease in the size of our fleet to 18.0 vessels (10.0 Aframax, 8.0 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period.

Amortization of drydocking decreased by $4.2 million, or 71.9%, to $1.6 million for the three months ended September 30, 2006 compared to $5.8 million for the prior year period. This decrease is due to the decrease in the size of our fleet during the 2006 period as well as the classification of vessels to held for sale as of December 31, 2005 on which no drydock amortization was taking place.

We anticipate that the depreciation and amortization will decrease during the remainder of 2006 as compared to the 2005 period because of the reduction in the size of our fleet.

NET INTEREST INCOME/ EXPENSE- Net interest income for the three months ended September 30, 2006 was $0.8 million for the three months ended September 30, 2006 compared to net interest expense of $7.6 million for the prior year period. The $8.4 million reduction in net interest includes a $6.3 million decrease in interest expense associated with the Company’s Senior Notes which were outstanding during the 2005 period but were substantially retired as of December 31, 2005 and a $1.9 million reduction in interest expense on the Company’s credit facilities during the 2006 period compared to the prior year due to lower borrowings during the 2006 period, partially offset by a $0.3 million decrease in capitalized interest during the three months ended September 30, 2006 as compared to the 2005 period. In addition, interest income on the Company’s bank deposits increased by $0.5 million during the three months ended September 30, 2006 compared to the prior year.

NET INCOME- Net income was $24.0 million for the three months ended September 30, 2006 compared to net income of $7.2 million for the prior year period.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

VOYAGE REVENUES-Voyage revenues decreased by $152.1 million, or 37.0%, to $259.4 million for the nine months ended September 30, 2006 compared to $411.5 million for the prior year period. This decrease is primarily due to a 48.1% reduction in vessel operating days to 5,591 days for the nine months ended September 30, 2006 from 10,768 days for the prior year period. During the nine months ended September 30, 2006, the average size of our fleet decreased by 50% to 21.5 vessels (13.6 Aframax, 7.9 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. This decrease is partially offset by a stronger spot rate environment during the nine months ended September 30, 2006 as compared to the prior year.

VOYAGE EXPENSES-Voyage expenses decreased $35.2 million, or 34.6%, to $66.4 million for the nine months ended September 30, 2006 compared to $101.6 million for the prior year period. This overall decrease in voyage expenses is primarily attributable to a decrease in the number of days our vessels operated under spot charters. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the nine months ended September 30, 2006, the number of days our vessels operated under spot charters decreased by 49.6% to 3,970 days (1,936 days Aframax, 2,034 days Suezmax) from 7,879 days (3,600 days Aframax, 4,279 days Suezmax) during the prior year period. This decrease was partially offset by fuel costs which were 47% higher per spot vessel day during the nine months ended September 30, 2006 compared to the prior year period. Fuel cost decreased by $17.1 million, or 25.9%, to $49.1 million during the nine months ended September 30, 2006 compared to $66.2 million during the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $17.7 million, or 51.9%, to $16.5 million during the nine months ended September 30, 2006 compared to $34.2 million during the prior year period. Included in these port costs are Suez Canal transit costs of approximately $0.6 million during the three months ended September 30, 2006 compared to $5.0 million during the prior year period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $117.0 million, or 37.8%, to $193.0 million for the nine months ended September 30, 2006 compared to $310.0 million for the prior year period. This decrease is primarily the result of a 48.1% reduction in vessel operating days during the 2006 period compared to the 2005 period, offset by slightly better rates earned during the 2006 period. Our average TCE rates increased 19.9% to $34,508 during the three months ended September 30, 2006 compared to $28,783 for the prior year period. This increase in TCE rates occurred in spite of a $5.2 million reduction of time charter revenue associated with our reserve for a time charter claim during the nine months ended September 30, 2006 compared to a $4.7 million reduction in time charter revenue associated with this reserve for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Nine months ended September 30,		Increase
	2006	2005	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	34,394	$57,788	$(23,394)	-40.5%
Suezmax	1,779	—	1,779	n/m
Total	36,173	57,788	(21,615)	-37.4%

Spot charter:
Aframax	61,779	92,760	(30,981)	-33.4%
Suezmax	94,985	159,391	(64,406)	-40.4%
Total	156,764	252,151	(95,387)	-37.8%

TOTAL NET VOYAGE REVENUE	$192,937	$309,939	$(117,002)	-37.8%

Vessel operating days:
Time charter:
Aframax	1,571	2,889	(1,318)	-45.6%
Suezmax	50	—	50	n/m
Total	1,621	2,889	(1,268)	-43.9%

Spot charter:
Aframax	1,936	3,600	(1,664)	-46.2%
Suezmax	2,034	4,279	(2,245)	-52.5%
Total	3,970	7,879	(3,909)	-49.6%
TOTAL VESSEL OPERATING DAYS	5,591	10,768	(5,177)	-48.1%
AVERAGE NUMBER OF VESSELS	21.5	43.0	(21.5)	-50.0%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$21,893	$20,002	$1,891	9.5%
Suezmax	$35,572	n/m	n/m	n/m
Combined	$22,315	$20,002	$2,313	11.6%

Spot charter:
Aframax	$31,911	$25,767	$6,144	23.8%
Suezmax	$46,699	$37,249	$9,450	25.4%
Combined	$39,487	$32,003	$7,484	23.4%

TOTAL TCE	$34,508	$28,783	$5,725	19.9%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs decreased by $28.6 million, or 44.0%, to $36.5 million for the nine months ended September 30, 2006 compared to $65.1 million for the prior year period. This decrease is primarily attributed to a 50.0% decrease in the average size of our fleet to 21.5 vessels (13.6 Aframax, 7.9 Suezmax) during the nine months ended September 30, 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. On a daily basis, direct vessel expenses per vessel increased by $655, or 11.8%, to $6,203 ($6,015 Aframax, $6,530 Suezmax) for the nine months ended September 30, 2006 compared to $5,548 ($5,306 Aframax, $5,919 Suezmax) for the prior year period. This increase in daily direct vessel expenses is primarily attributed to higher crew costs associated with enhanced crew training, changes in crew complements and repatriating crews of vessels that we sold during 2006; higher costs of lubricating oils and higher insurance costs.

OTHER EXPENSE – Other expense for the nine months ended September 30, 2006 is comprised of a $2.4 million settlement of a claim by a subsidiary of the Exxon Mobil Corporation arising from the February 4, 2005 collision of the

Genmar Kestrel. For further discussion, please refer to Part II: Other Information — Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses was relatively unchanged, at $34.2 million for the nine months ended September 30, 2006 compared to $34.1 million for the prior year period. Components reflected in this relatively small change are:

(a) a $2.7 million non-cash increase in restricted stock amortization for our U.S.-based personnel for the nine months ended September 30, 2006, which included amortization of restricted stock grants made in April, May and December 2005, as well as May 2006 compared to the prior year period;

(b) a $1.7 million decrease in compensation for our U.S.-based personnel for the nine months ended September 30, 2006 as compared to the prior year period principally due to a decrease in our bonus accrual.

(c) a $0.5 million decrease in expenses associated with our lease of an aircraft due to subchartering the aircraft during the nine months ended September 30, 2006 as compared to the prior year period;

(d) a $0.2 million decrease in legal and accounting fees during the nine months ended September 30, 2006 as compared to the prior year period associated with 2005 events that did not recur in 2006, including moving our corporate headquarters to a new location in New York City and professional fees in connection with new senior executive employment agreements; and

(e) a $0.2 million decrease in occupancy cost during the nine months ended September 30, 2006 as compared to the prior year period associated with rent expense associated with our former corporate office during 2005 which we leased through April 2005. Rent expense on our new corporate offices has been recognized since the lease was signed in December 2004.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey and loan fees, decreased by $46.9 million, or 60.0%, to $31.2 million for the nine months ended September 30, 2006 compared to $78.1 million for the prior year period.  Vessel depreciation was $25.2 million during the nine months ended September 30, 2006 compared to $62.1 million during the prior year period. This decrease is primarily due to the 50.0% decrease in the size of our fleet to 21.5 vessels (13.6 Aframax, 7.9 Suezmax) during 2006 compared to 43.0 vessels (26.0 Aframax, 17.0 Suezmax) during the prior year period. Additionally, the Company’s average fleet composition during 2006 included nine vessels that were not being depreciated during 2006 because they had been classified as held for sale as of December 31, 2005.

Amortization of drydocking decreased by $8.6 million, or 66.4%, to $4.3 million for the nine months ended September 30, 2006 compared to $12.9 million for the prior year period. This decrease is due to the decrease in the size of our fleet during the 2006 period as well as the classification of vessels to held for sale as of December 31, 2005 on which no drydock amortization was taking place.

GAIN ON SALE OF VESSELS—During the nine months ended September 30, 2006, we sold three single-hull Suezmax vessels, one double-sided Aframax vessel and nine Aframax OBO vessels for aggregate net proceeds of $340.9 million, and a net gain on sale of vessels of $46.0 million. All of these vessels were classified as Vessels held for sale on our balance sheet as of December 31, 2005.

NET INTEREST INCOME/ EXPENSE-Net interest income was $0.6 million for the nine months ended September 30, 2006 compared to net interest expense of $23.0 million for the prior year period. The $23.6 million reduction in net interest includes a $19.0 million decrease associated with the Company’s Senior Notes which were outstanding as during the 2005 period but were substantially retired as of December 31, 2005, a $2.1 million reduction in interest expense on the Company’s credit facilities, and a $0.3 million decrease in swap interest. In addition, interest income on the Company’s bank deposits increased by $2.1 million during the nine months ended September 30, 2006 compared to the prior year due to higher cash balances and higher interest rates during the 2006 period.

NET INCOME-Net income was $134.4 million for the nine months ended September 30, 2006 compared to net income of $107.7 million for the prior year period.

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

Dividend Policy

On January 26, 2005, we announced that our board of directors has initiated a cash dividend policy. Under the policy, we plan to declare quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after net interest expense and reserves, as established by the board of directors. These reserves, which the board of directors expects to review on at least an annual basis, will take into account normal maintenance and drydocking of existing vessels as well as capital expenditures for vessel acquisitions to ensure the indefinite renewal of our fleet. Our board of directors expects to review these reserves from time to time and at least annually, taking into account the remaining useful life and asset value of the fleet, among other factors. We utilized substantially all of the proceeds from the sale of 17 single-hull and double-sided Suezmax and Aframax vessels, all of which have been sold as of September 30, 2006, to pay down debt, and therefore such proceeds have been excluded in the calculation of our dividend for the applicable quarters.

On March 17, 2006, we paid $68.0 million of dividends to our shareholders relating to the quarter ended December 31, 2005. On June 5, 2006, we paid $47.7 million to our shareholders relating to the quarter ended March 31, 2006. On September 8, 2006 we paid  $21.7 million to our shareholders relating to the quarter ended June 30, 2006.  On October 30, 2006, our Board of Directors announced that we will be paying a quarterly dividend of $0.71 per share on or about December 14, 2006 to the shareholders of record as of November 30, 2006. The aggregate amount of the dividend is expected to be $23.3 million, which we anticipate will be funded from cash on hand at the time payment is to be made.

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

Through September 30, 2006, the Company has acquired 6,763,156 shares of its common stock for $243.7 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.

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

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semiannual reductions of $44.5 million beginning October 26, 2009 and a bullet reduction of $533 million on October 26, 2012. Up to $50 million of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of September 30, 2006, we have outstanding letters of credit aggregating $4.7 million which expire between December 2006 and February 2012, leaving $45.3 million available to be issued.

The 2005 Credit Facility permits us to pay out dividends under our current policy, repurchase shares of our common stock and repurchase our Senior Notes in accordance with its terms and conditions. This facility allows us to pay dividends or repurchase our common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels, including the 13 vessels we sold during November and December 2005 and the 13 vessels we sold during the nine months ended September 30, 2006. In addition, we are permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. During the nine months ended September 30, 2006, we paid dividends of $137.4 million.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of September 30, 2006, $50 million of the facility is outstanding. The facility is collateralized by, among other things, 18 of our double-hull vessels and our three newbuilding Suezmax contracts, with carrying values as of September 30, 2006 of $601.2 million and $71.3 million, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owed under the 2005 Credit Facility.

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

As of September 30, 2006, we are in compliance with all of the covenants under the 2005 Credit Facility.

Interest Rate Swap Agreements

In August and October 2001, we entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% of our term loans outstanding at that time. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged debt outstanding at that time, to a fixed rate of 6.25%. This swap agreement terminated on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged debt outstanding at that time, to a fixed rate of 5.485%. This swap agreement terminated on June 27, 2006. As of July 1, 2005, we stopped designating our interest rate swaps as a hedge.  The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through September 30, 2005. As of September 30, 2006, the Company is no longer party to any interest rate swap agreements.  We would have received approximately $25,000 to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2005. This fair value is based upon estimates received from financial institutions.

Senior Notes

On March 20, 2003, we issued $250 million of 10% Senior Notes which were due March 15, 2013 (the “Senior Notes”). Interest was paid on the Senior Notes each March 15 and September 15. The Senior Notes were general unsecured, senior obligations of the Company. The proceeds of the Senior Notes, prior to payment of fees and expenses, were $246.2 million. The Senior Notes contained incurrence covenants which, among other things, restricted our future ability to incur future indebtedness and liens, to apply the proceeds of asset sales freely, and to merge or undergo other changes of control and to pay dividends. The Senior Notes were guaranteed by all of our present subsidiaries and future “restricted” subsidiaries (all of which are 100% owned by the Company). These guarantees were full and unconditional and joint and several with the parent company General Maritime Corporation. The parent company, General Maritime Corporation, has no independent assets or operations. Additionally, certain defaults on other debt instruments, such as failure to pay interest or principal when due, were deemed to be a default under the Senior Notes agreement.

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

In January 2006, pursuant to the completion of the cash tender offer, the second supplemental indenture entered into in connection with the Senior Notes (the “Second Supplemental Indenture”) became operative. The Second Supplemental Indenture amended the indenture under which the Senior Notes were issued (the “Indenture”), to eliminate substantially all of the restrictive covenants and certain default provisions in the Indenture (the “Amendments”). The Amendments were binding upon holders of the remaining Senior Notes who did not tender their Senior Notes pursuant to the cash tender offer even though such holders have not consented to the Amendments.

In May 2006, we purchased and retired the remaining $20,000 par value of our Senior Notes, leaving none outstanding as of September 30, 2006.

Cash and Working Capital

Cash decreased to $84.4 million as of September 30, 2006 compared to $97.0 million as of December 31, 2005. Working capital is current assets minus current liabilities. Working capital was $114.7 million as of September 30, 2006 compared to $438.4 million as of December 31, 2005.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 29.5% to $135.4 million for the nine months ended September 30, 2006, compared to $191.9 million for the prior year period. This decrease is primarily attributable to less net income (after removing the gain on sale of vessels) earned during the nine months ended September 30, 2006 compared to the prior year period as well as less depreciation and amortization during the nine months ended September 30, 2006 as compared to the 2005 period.

Cash Flows from Investing Activities

Net cash provided by investing activities was $294.1 million for the nine months ended September 30, 2006 compared to net cash used by investing activities of $11.5 million for the prior year period. During the nine months ended September 30, 2006, we received $340.9 million from the sale of 13 vessels million and we made payments relating to vessel construction in progress of $44.5 million (including $2.7 million of capitalized interest). During the nine months ended September 30, 2005, we paid $4.3 million for other fixed assets including furnishings of our office in New York City which we occupied beginning in April 2005 and we made payments relating to vessel construction in progress of $7.2 million (including $2.6 million of capitalized interest).

Cash Flows from Financing Activities

Net cash used by financing activities was $442.0 million for the nine months ended September 30, 2006 compared to $178.2 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  Principal repayments of long-term debt associated with permanent debt repayments were $30.0 million under our 2004 Credit Facility for the nine months ended September 30, 2005. There were no permanent debt repayments made during the nine months ended September 30, 2006.

•                  During the nine months ended September 30, 2006 we repaid a net amount of $85.0 million of revolving debt associated with our 2005 Credit Facility; during the nine months ended September 30, 2005, we repaid $35.0 million of revolving debt associated with our 2004 Credit Facility.

•                  During the nine months ended September 30, 2006 we paid $219.0 million to acquire and retire 6,085,356 shares of our common stock.

•                  During the nine months ended September 30, 2006 we paid $137.4 million of dividends to our shareholders compared to $100.9 million paid during the prior year period.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During 2006, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on approximately four vessels and that the expenditures to perform these drydocks will aggregate approximately $11 million to $13 million. During the nine months ended September 30, 2006, we paid $6.9 million of drydock related costs. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts. The purchase price of these contracts aggregated $67.2 million which was paid to the seller of those contracts. Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts. As of September 30, 2006, we are required to pay an additional aggregate amount of $111.2 million through the completion of construction of these three Suezmax vessels delivery of which is expected to occur between January 2007 and January 2008. The installments that comprise this $111.2 million are payable as follows: $4.8 million in 2006, $73.8 million in 2007, and $32.6 million in 2008.

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

The following is a tabular summary of our future contractual obligations as of September 30, 2006 for the categories set forth below (dollars in millions):

	Total	2006 (2)	2007	2008	2009	2010	Thereafter
2005 Credit Facility (1)	$80.5	$1.3	$5.0	$5.0	$5.0	$5.0	$59.2
Newbuilding installments	111.2	4.8	73.8	32.6	—	—	—
Aircraft lease	3.5	0.4	1.5	1.5	0.1	—	—
Senior officer employment agreements	3.9	0.5	2.0	0.7	0.7	—	—
Office leases	20.5	0.4	1.6	1.4	1.3	1.3	14.5
Total commitments	$219.6	$7.4	$83.9	$41.2	$7.1	$6.3	$73.7

(1)          Future interest payments on our 2005 Credit Facility are based on our current outstanding balance using a current borrowing rate of 6.125%. The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)          Denotes the three month period from October 1, 2006 to December 31, 2006.

Off-Balance-Sheet Arrangements

As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Other Derivative Financial Instruments

Fuel. During June 2006, the Company entered into a “bunker collar” to obtain a quantity of fuel between $285/metric ton (“MT”) and $330/MT. The Company uses this derivative as an economic hedge, but has not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative are recorded to the Company’s statement of operations as Other income or expense in each reporting period. Under this agreement, the Company has a right to receive (call option) the amount by which the bunker price on a specified index exceeds $330/MT and an obligation to pay (put option) the amount by which $285/MT exceeds the bunker price on a specified index. The term is for a notional 2,000 MT of bunkers per month for each month in the period between July 1, 2005 and September 30, 2006. As of September 30, 2006, the derivative had expired. During the three months and nine months ended September 30, 2006, the Company has recorded an aggregate unrealized loss of $11,000 and $0, respectively.   The Company has recorded an aggregate realized loss of $16,000 for the three months and nine months ended September 30, 2006, which is classified as Other expense on the statement of operations.

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

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter.  This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations as Other income or expense in each reporting period. As of September 30, 2006, the fair market value of the freight derivative contract resulted in a liability to the Company of $0.1 million and an unrealized gain (loss) of $0.9 million and $(0.1) million for the three and nine months ended September 30, 2006, respectively, which is reflected on our statement of operations as Other expense.

Related Party Transactions

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the nine month period ended September 30, 2006, totaling $205,000 of which we were reimbursed $186,000 and the balance was paid to our aviation management company. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco. At September 30, 2006, none of this balance was outstanding.

During the nine months ended September 30, 2006, Genco made available one of its employees who performed internal audit services for to the Company for which the Company was invoiced $17,000 based on actual time spent by the employee, of which $9,000 remains outstanding as of September 30, 2006.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past five years ended December 31, 2005. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2006, we provided a reserve of approximately 13% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of September 30, 2006.

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

REPLACEMENTS, RENEWALS AND BETTERMENTS. We capitalize and depreciate the costs of significant replacements, renewals and betterments to our vessels over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. The amount capitalized is based on our judgment as to expenditures that extend a vessel’s useful life or increase the operational efficiency of a vessel. We believe that these criteria are consistent with GAAP and that our policy of capitalization reflects the economics and market values of our vessels. Costs that are not depreciated are written off as a component of Direct vessel expenses during the period incurred. Expenditures for routine maintenance and repairs are expensed as incurred. If the amount of the expenditures we capitalize for replacements, renewals and betterments to our vessels were reduced, we would recognize the amount of the difference as an expense.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At September 30, 2006, we had $50.0 million of floating rate debt with a margin over LIBOR of 0.75% compared to December 31, 2005 when we had $135.0 million of floating rate debt with a margin over LIBOR of 0.75%. Until July 1, 2005, we used interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. As of July 1, 2005, we stopped designating our interest rate swaps as a hedge. The differential to be paid or received under these swap agreements is accrued as interest rates change and was recognized as an adjustment to interest expense through September 30, 2005 and other expense thereafter. As of December 31, 2005, we were party to interest rate swap agreements having aggregate notional amounts of $19.5 million which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%. A one percent increase in LIBOR would increase interest expense on the portion of our $50.0 million outstanding floating rate indebtedness that is not economically hedged by approximately $0.5 million per year from September 30, 2006.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the nine months ended September 30, 2006, approximately 17% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.6 million for the nine months ended September 30, 2006. As of September 30, 2006, we had on hand approximately 4.2 million Euros which we acquired during January 2006 to make Euro denominated payments as they come due during 2006.

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

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations each reporting period. As of September 30, 2006, the fair market value of the freight derivative contract resulted in a liability to the Company of $0.1 million and an unrealized gain (loss) of $0.9 million and $(0.1) million for the three and nine months ended September 30, 2006, respectively, which is reflected on our statement of operations as Other expense. A 10% increase in the forward BITR from the September 30, 2006 levels would result in additional payments to the counterparty of $6.0 million over the period from October 1, 2006 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the September 30, 2006 level would result in additional payments to the counterparty of $1.8 million over the period from October 1, 2006 to June 30, 2009.

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

We have been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain alleged illegal discharges of oily waste between October 2004 and December 2004.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis. During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  We have denied any wrongdoing in this matter by us or any of our employees but have been unable to negotiate an acceptable settlement.  On September 26,

2006, we received a letter from the U.S. Department of Justice stating that it may seek an indictment against our General Maritime Management LLC subsidiary in connection with its investigation.  We intend to defend any charges vigorously.  However, there can be no assurance that we will be able to obtain a favorable resolution or satisfactory settlement.

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs. The incident resulted in the leakage of some oil to the sea. Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, we believe that the incident resulted in minimal environmental damage. On February 2, 2006, a demand for arbitration was made by Standard Tankers Bahamas Ltd. (“Standard”), a subsidiary of Exxon Mobil Corporation, on its own behalf and on behalf of the owners of the cargo shipped on the Genmar Kestrel. We have settled Standard’s claim by paying, on August 9, 2006, Standard $1.2 million relating to partial loss, damage and/or contamination of the cargo and agreeing to indemnify Standard for its share of salvage liabilities and related expenses of $1.2 million. This aggregate $2.4 million expense is recorded on our September 30, 2006 statement of operations as Other expense, which is a component of operating expenses. Our liabilities in connection with this incident (other than the amounts we have agreed to pay Standard) are generally covered by our insurance arrangements.

During September 2006, we paid $11.8 million to ST Shipping & Transport Inc. (“ST”) to settle customer claims in connection with the 24 month time charter contracts for our nine OBO Aframax vessels. These arrangements required that the vessels meet specified speed and bunker consumption standards.  Pursuant to this settlement, ST cancelled the $16.3 million letter of credit the Company had given ST pending the settlement of the matter.

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

ITEM 2.          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the nine months ended September 30, 2006, we repurchased 6,085,356 shares of our common stock for $219.0 million (average per share purchase price of $35.98) pursuant to our share repurchase program.

				Maximum Dollar
			Total Dollar	Amount that May
	Total Number	Average	Amount as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	Per Share	Plans or Programs	Programs
Jan. 1, 2006 - Jan. 31, 2006	4,442,756	$36.99	$164,355,087	$10,873,592
Feb. 1, 2006 - Feb. 28, 2006	—	$—	—	210,873,592
Mar. 1, 2006 - Mar. 31, 2006	420,400	$34.51	14,509,961	196,363,631
Apr. 1, 2006- Apr. 30, 2006	225,000	$32.11	7,225,694	189,137,937
May 1, 2006- May 31, 2006	—	$—	—	189,137,937
Jun. 1, 2006- Jun. 30, 2006	625,900	$31.22	19,543,698	169,594,239
Jul. 1, 2006- Jul. 31, 2006	—	$—	—	169,594,239
Aug. 1, 2006- Aug. 31, 2006	—	$—	—	169,594,239
Sept. 1, 2006- Sept. 30, 2006	371,300	$35.93	13,339,249	156,254,990
Total	6,085,356	$35.98	$218,973,688	$156,254,990

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
10.1

Amended and Restated Rights Agreement, dated as of August 31, 2006, between General Maritime Corporation and Mellon Investor Services LLC, as Rights Agent, together with Exhibits A, B and C attached thereto. (2)

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

(2) Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: November 9, 2006	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chairman, Chief Executive
Officer, and President

Exhibit Index

Exhibit	Document (1)
10.1

Amended and Restated Rights Agreement, dated as of August 31, 2006, between General Maritime Corporation and Mellon Investor Services LLC, as Rights Agent, together with Exhibits A, B and C attached thereto. (2)

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

(2) Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.