Form 10-K
period 2006-12-31
GENERAL MARITIME CORP/
filed 2007-03-01
CIK 1127269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2006 was approximately $1,210.6 million, based on the closing price of $36.96 per share.

The number of shares outstanding of the registrant’s common stock as of February 23, 2007 was 32,739,107 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, is incorporated by reference in Part III herein.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of international seaborne crude oil transportation services. Our current fleet consists of 19 wholly owned vessels, consisting of 10 Aframax and nine Suezmax vessels.  In addition, we have two newbuilding Suezmax contracts, making us a large mid-sized vessel operator. The 19 vessels that we currently operate have a total of 2.4 million dwt, all of which is double-hulled. Many of the vessels in our fleet are “sister ships”, which provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.

With the majority of our vessels currently operating in the Atlantic basin, we have one of the largest fleets in this region, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. Transportation of crude oil to the U.S. Gulf Coast and other refining centers in the United States requires vessel owners and operators to meet more stringent environmental regulations than in other regions of the world. We have focused our operations in the Atlantic basin because we believe that these stringent operating and safety standards give us a potential competitive advantage. We have established a niche in the region due to our high quality vessels, all of which are double-hulled, our commitment to safety and our many years of experience in the industry. Although the majority of our vessels operate in the Atlantic basin, we also currently operate vessels in the Black Sea, the Far East and in other regions, which we believe enables us both to take advantage of market opportunities and to position our vessels in anticipation of drydockings. Our customers include most of the major international oil companies such as Hess Corporation, BP, Chevron Corporation, CITGO Petroleum Corp., ConocoPhillips, Lukoil, Shell Oil Company and Sun International Ltd.

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

Our net voyage revenues, which are voyage revenues minus voyage expenses, have grown from $12.0 million in 1997 to $245.6 million in 2006. Net voyage revenues decreased by $185.1 million, or 43.0%, to $245.6 million for the year ended December 31, 2006 compared to $430.7 million for the year ended December 31, 2005 primarily due to the smaller size of our fleet. We consummated our initial public offering in June 2001.  Our fleet grew to 43 vessels at December 31, 2004 from six (none of which were double-hull) as of December 31, 1997.  Between October 2005 and May 2006, we sold 17 of our non-double hull vessels and nine of our Oil/Bulk/Ore (OBO) vessels, which we considered to be non-core assets, in four separate transactions.  Between March 2006 and January 2007 we took delivery of two newly constructed Suezmax vessels, giving us a current fleet size of 19 vessels (all of which are double-hull).  As a result, we believe that our fleet profile has become more attractive to our customers.  We have also generated additional capital which we have used to repay indebtedness and pay dividends and which we may use to support potential future growth or other transactions that we believe would create value for our shareholders.

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

•                                          Growing and Managing the Profile of Our Fleet. We have been an industry consolidator focused on opportunistically acquiring high-quality mid-sized vessels. We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities. We also evaluate opportunities to monetize our investment in vessels by selling them when conditions are favorable to generate return on invested capital, to adjust the profile of our fleet to fit customer demands such as preference for double-hull vessels and to generate capital for potential value enhancing investments in the future. Between October 2005 and May 2006, we sold 17 non-double-hull vessels for approximately $432 million and nine OBO vessels for $244 million.

•                                          Maintaining a Prudent Capital Structure. We are committed to maintaining prudent financial policies aimed at preserving financial stability and increasing long-term cash flow. During the year ended December 31, 2002, our debt to capitalization ratio declined from 40.6% to 36.8%. As of March 31, 2003, after giving effect to the $525.0 million acquisition costs of the 19 vessels from Metrostar Management Corporation and the financing of those vessels, our debt to capitalization ratio would have been 59.9% and as of December 31, 2003 there was a reduction to 53.5%. During 2004, a year in which we used $168.5 million in investing activities, we reduced our debt to capitalization ratio to 35.3% as of December 31, 2004 from 53.5% as of December 31, 2003. Since then, we further reduced our debt to capitalization ratio to 12.2% as of December 31, 2005 and 6.1% as of December 31, 2006. As of December 31, 2006 we had the ability to draw down an additional $744.3 million on our revolving credit facility.

OUR FLEET

Our current fleet consists of 19 vessels and is comprised of 10 Aframax vessels and nine Suezmax vessels. The following chart provides information regarding our 19 vessels.

Vessel	Yard	Year Built	Year Aquired	DWT	Employment Status	Flag	Sister ships (2)

OUR CURRENT FLEET

AFRAMAX TANKERS
Genmar Strength (1)	Sumitomo	2003	2004	105,674	Spot	Liberia	A
Genmar Defiance (1)	Sumitomo	2002	2004	105,538	TC	Liberia	A
Genmar Ajax (1)	Samsung	1996	1998	96,183	TC	Liberia	B
Genmar Agamemnon (1)	Samsung	1995	1998	96,214	Spot	Liberia	B
Genmar Minotaur (1)	Samsung	1995	1998	96,226	Spot	Liberia	B
Genmar Revenge (1)	Samsung	1994	2004	96,755	Spot	Liberia
Genmar Constantine (1)	S. Kurushima	1992	1998	102,335	Spot	Liberia	C
Genmar Alexandra (1)	S. Kurushima	1992	2001	102,262	TC	Marshall Islands	C
Genmar Princess (1)	Sumitomo	1991	2003	96,648	TC	Liberia	D
Genmar Progress (1)	Sumitomo	1991	2003	96,765	TC	Liberia	D

				994,600

SUEZMAX TANKERS
Genmar Kara G (1)	TSU	2007	2007	150,296	Spot	Liberia	E
Genmar Harriet G (1)	TSU	2006	2006	150,205	Spot	Liberia	E
Genmar Orion (1)	Samsung	2002	2003	159,992	Spot	Marshall Islands
Genmar Argus (1)	Hyundai	2000	2003	164,097	TC	Marshall Islands	F
Genmar Spyridon (1)	Hyundai	2000	2003	153,972	TC	Marshall Islands	F
Genmar Hope (1)	Daewoo	1999	2003	153,919	TC	Marshall Islands	G
Genmar Horn (1)	Daewoo	1999	2003	159,475	TC	Marshall Islands	G
Genmar Phoenix (1)	Halla	1999	2003	149,999	TC	Marshall Islands
Genmar Gulf (1)	Daewoo	1991	2003	149,803	Spot	Marshall Islands

				1,391,758

FLEET TOTAL				2,386,358

TC = Time Chartered

(1)                                  Each vessel is collateral for our $800 million credit facility.

(2)                                  Each vessel with the same letter is a “sister ship” of each other vessel with the same letter.

During March 2003 and May 2003, we acquired 19 vessels from Metrostar Management Corporation, an unaffiliated entity, consisting of 14 Suezmax and five Aframax vessels for an aggregate purchase price in cash of $525 million. The acquisitions were financed through the use of cash and borrowings under our then existing revolving credit facilities together with the incurrence of additional debt. During April 2004 and July 2004, we acquired nine vessels, consisting of three Aframax vessels, two Suezmax vessels and four Suezmax newbuilding contracts, and a technical management company from Soponata SA, an unaffiliated entity, for an aggregate purchase price of $248.1 million in cash. Two of the four newbuilding Suezmax vessels were delivered in March 2006 and January 2007, and the remaining two are scheduled for delivery as follows: one in 2007 and one in 2008. The acquisitions were financed through the use of cash and borrowings under our revolving credit facilities.

During November 2002, we sold our oldest vessel, Stavanger Prince, for scrap. During March 2003 and December 2003 we sold the Kentucky and the West Virginia, respectively. During November 2003, December 2003 and February 2004, we sold three double-bottomed 1986-built Aframax vessels that we acquired during 2003. During August 2004 and October 2004, we sold four single-hull Suezmax vessels. During 2005, we sold six Aframax and seven Suezmax vessels, all of which were either single-hull or double-sided. During January 2006, we sold one double-sided Aframax vessel and three single-hull

Suezmax vessels. Between March 2006 and May 2006, we sold nine OBO Aframax vessels.  All of our vessels in our current fleet are double-hull, consisting of 10 Aframax vessels, nine Suezmax vessels and two Suezmax newbuilding contracts.

Commercial management for our vessels is provided through our wholly-owned subsidiary, General Maritime Management LLC, and, through March 2007, our indirect wholly-owned subsidiary, General Maritime Management (UK) LLC, which was formed in March 2003.

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

	TIME CHARTER VS.SPOT MIX (as % of operating days)

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Percent in Time Charter Days	32.3%	28.3%	28.2%
Percent in Spot Days	67.7%	71.7%	71.8%
Total Vessel Operating Days	7,121	14,073	15,482

Vessels operating on time charters may be chartered for several months or years whereas vessels operating in the spot market typically are chartered for a single voyage that may last up to several weeks. Vessels operating in the spot market may generate increased profit margins during improvements in tanker rates, while vessels operating on time charters generally provide more predictable cash flows. Accordingly, we actively monitor macroeconomic trends and governmental rules and regulations that may affect tanker rates in an attempt to optimize the deployment of our fleet. Our current fleet of 19 vessels has ten vessels on time charter contracts expiring on dates between August 2007 and December 2009, shown as follows:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)
Genmar Ajax	Aframax	November 30, 2009	$34,000	(2)
Genmar Alexandra	Aframax	November 10, 2007	$34,000
Genmar Argus	Suezmax	November 5, 2009	$38,500
Genmar Defiance	Aframax	December 24, 2009	$29,500
Genmar Hope	Suezmax	August 11, 2009	$36,500
Genmar Horn	Suezmax	November 22, 2009	$38,500
Genmar Phoenix	Suezmax	October 31, 2009	$38,500
Genmar Princess	Aframax	October 23, 2009	$27,750
Genmar Progress	Aframax	August 10, 2007	$28,000
Genmar Spyridon	Suezmax	October 12, 2009	$38,500

(1)                                  Before brokers’ commissions.

(2)                                  Rate is reduced to $29,500 per day on December 1, 2007 and further reduced to $25,000 per day on December 1, 2008.

CLASSIFICATION AND INSPECTION

All of our vessels are certified as being “in-class” by Det Norske Veritas. This classification society is a member of the International Association of Classification Societies. Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys. Special surveys always require drydocking. Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

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

OPERATIONS AND SHIP MANAGEMENT

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Through our wholly owned subsidiaries, General Maritime Management LLC, General Maritime Management (Portugal) Lda, General Maritime Management (UK) LLC and General Maritime Management (Hellas) Ltd. (through May 2006 at which time this subsidiary ceased its technical management activities), we currently provide the commercial and technical management necessary for the operations of most of our vessels, which include ship maintenance, officer staffing, crewing, technical support, shipyard supervision, and risk management services through our wholly owned subsidiaries.

On February 10, 2006, we signed agreements to sell nine OBO Aframax vessels. In connection with that decision, we determined one technical management office outside the U.S. would adequately service our current fleet and as such decided to close our office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.  This office ceased its technical management activities in May 2006 and we anticipate that this office will be closed by mid 2007. The cost of closing this office, which we have classified as a component of general and administrative expense, is approximately $1.3 million, substantially attributable to employee severance costs.  All of these costs have been paid as of December 31, 2006.

During February 2007, we decided to close General Maritime Management (UK) LLC, which provides commercial management services for our vessels, due to the higher percentage of our fleet that is on long-term time charter.  This office will cease its commercial management activities by March 31, 2007.  The cost of closing this office, which we will classify as a component of general and administrative expense in February 2007, will be approximately $0.2 million, substantially attributable to employee severance costs.  All of these costs will result in future cash expenditures.

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

The following services are performed by General Maritime Management LLC, General Maritime Management (Portugal) Lda and, through May 2006, General Maritime Management (Hellas) Ltd. (which we expect to close during 2007):

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

CREWING AND EMPLOYEES

As of December 31, 2006, we employed approximately 93 office personnel. Approximately 48 of these employees manage the commercial operations of our business, of which 46 employees are located in New York City and two employees are located in London, England. We have 33 employees located in Lisbon, Portugal, who manage the technical operations of our business, and are subject to a local company employment collective bargaining agreement which covers the main terms and conditions of their employment.  We have ten employees who procure crews for our vessels, three of which are located in Novorossiysk, Russia and seven of which are located in Mumbai, India.  We also have two employees located in Piraeus, Greece who are subject to Greece’s national employment collective bargaining agreement which covers terms and conditions of their employment.

As of December 31, 2006, we employed approximately 437 seaborne personnel to crew our fleet of 18 vessels, who are  staffed by our offices in India, Russia and Portugal.

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

CUSTOMERS

Our customers include most oil companies, as well as oil producers, oil traders, vessel owners and others. During the years ended December 31, 2006 and 2005, no single customer accounted for more than 10% of our voyage revenues. During the year ended December 31, 2004, Sun International Ltd. accounted for approximately 15.4% of our voyage revenues.

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

Other significant operators of multiple Aframax and Suezmax vessels in the Atlantic basin include American Eagle Tankers Inc. Limited, Frontline, Ltd., OMI Corporation, Overseas Shipholding Group, Inc., Teekay Shipping Corporation and Tsakos Energy Navigation. There are also numerous, smaller vessel operators in the Atlantic basin.

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

Our hull and machinery insurance covers actual or constructive total loss from covered risks of collision, fire, heavy weather, grounding and engine failure or damages from same. Our war risk insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. Our loss-of-hire insurance covers loss of revenue for up to 90 days resulting from vessel off hire for each of our vessels, with a 20 day deductible.

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

Our vessels are also subject to regulatory requirements, including the phase-out of single-hull tankers, imposed by the IMO. Effective September 2002, the IMO accelerated its existing timetable for the phase-out of single-hull oil tankers. At that time, these regulations required the phase-out of most single-hull oil tankers by 2015 or earlier, depending on the age of the tanker and whether it has segregated ballast tanks. We do not currently own any single-hull vessels.

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

As a result of the oil spill in November 2002 relating to the loss of the MT Prestige, which was owned by a company not affiliated with us, in December 2003, the Marine Environmental Protection Committee of the IMO, or MEPC, adopted an amendment to the MARPOL Convention, which became effective in April 2005. The amendment revised an existing regulation 13G accelerating the phase-out of single hull oil tankers and adopted a new regulation 13H on the prevention of oil pollution from oil tankers when carrying heavy grade oil. Under the revised regulation, single hull oil tankers must be phased out no later than April 5, 2005 or the anniversary of the date of delivery of the ship on the date or in the year specified in the following table:

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

The flag state may also exempt an oil tanker of 600 dwt and above carrying HGO as cargo if the ship is either engaged in voyages exclusively within an area under its jurisdiction, or is engaged in voyages exclusively within an area under the jurisdiction of another party, provided the party within whose jurisdiction the ship will be operating agrees. The same applies to vessels operating as floating storage units of HGO.

Any port state, however, can deny entry of single hull tankers carrying HGO which have been allowed to continue operation under the exemptions mentioned above, into the ports or offshore terminals under its jurisdiction, or deny ship-to-ship transfer of HGO in areas under its jurisdiction except when this is necessary for the purpose of securing the safety of a ship or saving life at sea.

Revised Annex I to the MARPOL Convention entered into force in January 2007.  Revised Annex I incorporates various amendments adopted since the MARPOL Convention entered into force in 1983, including the amendments to regulation 13G (regulation 20 in the revised Annex) and Regulation 13H (Regulation 21 in the revised Annex).  Revised Annex I also imposes construction requirements for oil tankers delivered on or after January 1, 2010.  A further amendment to revised Annex I includes an amendment to the definition of “heavy grade oil” that will broaden the scope of Regulation 21.

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

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately $6.75 million plus $944.7 for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability will be limited to approximately $134.4 million. As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on January 23, 2007. The right to limit liability is forfeited under the International Convention on Civil Liability for Oil Pollution Damage where the spill is caused by the owner’s actual fault and under the 1992 Protocol where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our P&I insurance will cover the liability under the plan adopted by the IMO.

U.S. OIL POLLUTION ACT OF 1990, COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT AND THE CLEAN WATER ACT

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

OPA previously limited the liability of responsible parties to the greater of $1,200 per gross ton or $10 million per tanker that is over 3,000 gross tons (subject to possible adjustment for inflation). Amendments to OPA signed into law in July 2006 increased these limits on the liability of responsible parties to the greater of $1,900 per gross ton or $16 million per double hull tanker that is over 3,000 gross tons.  The act specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

OPA requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the act. The U.S. Coast Guard has enacted regulations requiring evidence of financial responsibility in the amount of $1,500 per gross ton for tankers, coupling the former OPA limitation on liability of $1,200 per gross ton with the CERCLA liability limit of $300 per gross ton. The U.S. Coast Guard has indicated that it expects to adopt regulations requiring evidence of financial responsibility in amounts that reflect the higher limits of liability imposed by the July amendments to OPA, as described above.  Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty. Under OPA regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under OPA and CERCLA. We have provided such evidence and received certificates of financial responsibility from the U.S. Coast Guard for each of our vessels required to have one.

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

Our current fleet of 19 vessels are all double-hull vessels.

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

In addition, the United States Clean Water Act prohibits the discharge of oil or hazardous substances in United States navigable waters and imposes strict liability in the form of penalties for unauthorized discharges.  The Clean Water Act also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA, discussed above.  The United States Environmental Protection Agency, or EPA, has exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from Clean Water Act permitting requirements.  However, on March 31, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water.  On September 18, 2006, the court issued an order invalidating the exemption in EPA’s regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, and directing the EPA to develop a system for regulating all discharges from vessels by that date.  Although the EPA has indicated that it will appeal this decision, if the exemption is repealed, we may be subject to Clean Water Act permit requirements that could include ballast water treatment obligations that could increase the cost of operating in the United States.  For example, this could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

OTHER REGULATION

In July 2003, in response to the M.T. Prestige oil spill in November 2002, the European Union adopted legislation that prohibits all single-hull tankers from entering into its ports or offshore terminals by 2010. The European Union has also banned all single-hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction. Commencing in 2005, certain single-hull tankers above 15 years of age will also be restricted from entering or leaving European Union ports or offshore terminals and anchoring in areas under European Union jurisdiction. The European Union has also adopted legislation that would: (1) ban manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment; and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies. The sinking of the M.T. Prestige and resulting oil spill in November 2002 has led to the adoption of other environmental regulations by certain European Union nations, which could adversely affect the remaining useful lives of all of our vessels and our ability to generate income from them. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

In addition, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or the CAA, requires the U.S. Environmental Protection Agency, or EPA, to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas.  Our vessels that operate in such port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these requirements.  The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. As indicated above, our vessels operating in covered port areas are already equipped with vapor recovery systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, based on the regulations that have been proposed to date, we believe that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required.

The U.S. National Invasive Species Act, or NISA, was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. ports through ballast water taken on by ships in foreign ports.  The United States Coast Guard adopted regulations under NISA in July 2004 that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters.  These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water on board the ship, or by using environmentally sound alternative ballast water management methods approved by the United States Coast Guard.  (However, mid-ocean ballast exchange is mandatory for ships heading to the Great Lakes or Hudson Bay, or vessels engaged in the foreign export of Alaskan North Slope crude oil.) Mid-ocean ballast exchange is the primary method for compliance with the United States Coast Guard regulations, since holding ballast water can prevent ships from performing cargo operations upon arrival in the United States, and alternative methods are still under development. Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water (in areas other than the Great Lakes and the Hudson River), provided that they comply with recordkeeping requirements and document the reasons they could not follow the required ballast water management requirements. The United States Coast Guard is developing a proposal to establish ballast water discharge standards, which could set maximum acceptable discharge limits for various invasive species, and/or lead to requirements for active treatment of ballast water.

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

Our ability to pay dividends in any period will depend upon factors including applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary from the amounts currently estimated.

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS

The cyclical nature of the tanker industry may lead to volatile changes in charter rates and vessel values which may adversely affect our earnings.

If the tanker market, which has been cyclical, is depressed in the future, our earnings and available cash flow may decrease. Our ability to employ our vessels profitably will depend upon, among other things, economic conditions in the tanker market. Fluctuations in charter rates and tanker values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products.

The factors affecting the supply and demand for tankers are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

The factors that influence demand for tanker capacity include:

•                  demand for oil and oil products,

•                  supply of oil and oil products,

•                  regional availability of refining capacity,

•                  global and regional economic conditions,

•                  the distance oil and oil products are to be moved by sea, and

•                  changes in seaborne and other transportation patterns.

The factors that influence the supply of tanker capacity include:

•                  the number of newbuilding deliveries,

•                  the scrapping rate of older vessels,

•                  conversion of tankers to other uses,

•                  the number of vessels that are out of service, and

•                  environmental concerns and regulations.

Historically, the tanker markets have been volatile as a result of the many conditions and factors that can affect the price, supply and demand for tanker capacity. Changes in demand for transportation of oil over longer distances and supply of tankers to carry that oil may materially affect our revenues, profitability and cash flows.

Charter rates for vessels are at levels that remain high relative to historic levels and may decrease in the future, which may adversely affect our earnings and ability to pay dividends.

Charter rates in the tanker industry recently have been near historically high levels.  We anticipate that future demand for our vessels, and in turn our future charter rates, will be affected by the rate of economic growth in the world’s economy as well as seasonal and regional changes in demand and changes in the capacity of the world’s fleet.  If the tanker industry, which has been highly cyclical, is depressed in the future when our charters expire or at a time when we may want to sell a vessel, our earnings and available cash flow may be adversely affected. We cannot assure you that we will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably, meet our obligations including payment of debt service to our lenders or to pay dividends to our shareholders. Our ability to renew the charters on our vessels on the expiration or termination of our current charters, the charter rates payable under any replacement charters and vessel values will depend upon, among other things, economic conditions in the tanker industry at that time, changes in the supply and demand for vessel capacity and changes in the supply and demand for the seaborne transportation of crude oil.

Our revenues may be adversely affected if we do not successfully employ our vessels.

We seek to deploy our vessels between spot market voyage charters and time charters in a manner that maximizes long-term cash flow. Currently, ten of our vessels are contractually committed to time charters, with the remaining terms of these charters expiring on dates between August 2007 and December 2009. Although these time charters generally provide stable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

We earned approximately 75% of our net voyage revenue from spot charters for the year ended December 31, 2006. The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker. Factors affecting the volatility of spot market voyage charter rates include the quantity of oil produced globally, shifts in locations where oil is produced or consumed, actions by OPEC, the general level of worldwide economic activity and the development and use of alternative energy sources. We cannot assure you that future spot market voyage charters will be available at rates that will allow us to operate our vessels profitably.

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

Because we generate all of our revenues in U.S. Dollars but incur a significant portion of our expenses in other currencies, exchange rate fluctuations could have an adverse impact on our results of operations.

We generate all of our revenues in U.S. Dollars but we incur a significant portion of our expenses, particularly crew and maintenance costs, in currencies other than the U.S. Dollar.  This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollars relative to the other currencies, in particular the Euro. A decline in the value of the U.S. Dollar could lead to higher expenses payable by us.

If we lose any of our customers or a significant portion of our revenues, our operating results could be materially adversely affected.

We derive a significant portion of our voyage revenues from a limited number of customers. During the years ended December 31, 2006 and 2005 no single customer accounted for more than 10% of our voyage revenues. During the year ended December 31, 2004, Sun International Ltd. accounted for 15.4% of our voyage revenues. If we lose a significant customer, or if a significant customer decreases the amount of business it transacts with us, our revenues, cash flows and profitability could be materially and adversely affected.

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

The hull and machinery of every commercial tanker must be classed by a classification society authorized by its country of registry. The classification society certifies that a tanker is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the tanker and the Safety of Life at Sea Convention. All of our vessels are certified as being “in-class” by Det Norske Veritas. This classification society is a member of the International Association of Classification Societies.

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

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of December 31, 2006, the average age of the 18 vessels in our fleet was 9.6 years compared to an average age of 9.4 years as of December 31, 2005 (excluding the 13 vessels we had classified as held for sale as of December 31, 2005).  Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels.  Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspections and related procedures in countries of origin and destination. Inspection procedures can result in the seizure of contents of our vessels, delays in the loading, offloading or delivery and the levying of customs, duties, fines and other penalties against us.

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us. Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo impractical. Any such changes or developments may have a material adverse effect on our business, financial condition, results of operations and our ability to pay dividends.

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

We believe that based on the ownership of our stock in 2006, we satisfied the publicly-traded requirement under the final Section 883 regulations. However, we can give no assurance that future changes and shifts in the ownership of our stock by 5% shareholders would permit us to qualify for the Section 883 exemption in the future.

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

On February 20, 2007, we entered into an agreement to amend our 2005 Credit Facility.  Under this amendment, we will be permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $50 million plus 50% of cumulative net excess cash flow after February 16, 2007.  In addition, this amendment will permit us to declare a one-time special dividend of up to $15 per share (up to an aggregate amount not to exceed $500 million) at any time prior to December 31, 2007.

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

•                                          limit our ability to pay dividends;

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

We have pledged 19 of our vessels, our two newbuilding contracts and related collateral as security to the lenders under our 2005 Credit Facility. Default under this loan agreement, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels and the related collateral, and we could lose our rights in the vessels and their charters.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease six properties, all of which house offices used in the administration of our operations: a property of approximately 24,000 square feet in New York, New York, a property of approximately 17,500 square feet in Lisbon, Portugal, a property of approximately 2,000 square feet in Piraeus, Greece, a property of approximately 2,000 square feet in London, England, a property of approximately 3,400 square feet in Mumbai, Inda and a property of approximately 750 square feet in Novorossiysk, Russia. We do not own or lease any production facilities, plants, mines or similar real properties.

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

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs. The incident resulted in the leakage of some oil to the sea. Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, we believe that the incident resulted in minimal environmental damage. On February 2, 2006, a demand for arbitration was made by Standard Tankers Bahamas Ltd. (“Standard”), a subsidiary of Exxon Mobil Corporation, on its own behalf and on behalf of the owners of the cargo shipped on the Genmar Kestrel. We settled Standard’s claim by paying Standard, on August 9, 2006, Standard $1.2 million relating to partial loss, damage and/or contamination of the cargo and agreeing to indemnify Standard for its share of salvage liabilities and related expenses of $1.2 million. This aggregate $2.4 million expense is recorded on our December 31, 2006 statement of operations as Other expense, which is a component of operating expenses. Our liabilities in connection with this incident (other than the amounts we have agreed to pay Standard) are generally covered by our insurance arrangements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has traded on the New York Stock Exchange under the symbol “GMR” since our initial public offering on June 12, 2001. The following table sets forth for the periods indicated the high and low prices for the common stock as of the close of trading as reported on the New York Stock Exchange:

FISCAL YEAR ENDED DECEMBER 31, 2006	HIGH	LOW
1st Quarter	$38.59	$32.95
2nd Quarter	$36.96	$30.71
3rd Quarter	$40.15	$34.78
4th Quarter	$37.42	$34.45

FISCAL YEAR ENDED DECEMBER 31, 2005	HIGH	LOW
1st Quarter	$52.00	$35.95
2nd Quarter	$50.07	$40.75
3rd Quarter	$45.49	$34.15
4th Quarter	$41.22	$33.15

As of February 13, 2007, there were approximately 143 holders of record of our common stock.

On January 26, 2005 our board of directors initiated a cash dividend policy.  Under the policy, we declared quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after net interest expense and reserves, as established by the board of directors. During the years ended December 31, 2006 and 2005, we paid $160.4 million and $110.4 million of cash dividends. Our 2005 Credit Facility and Marshall Islands law impose limitations on the payment of dividends. See “Dividend Policy” under the heading “LIQUIDITY AND CAPITAL RESOURCES” in ITEM 7.

We announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year.

On February 21, 2007, we also announced that our Board of Directors declared a special, one-time cash dividend of $15.00 per share. The dividend will be paid on or about March 23, 2007 to shareholders of record as of March 9, 2007.

During the year ended December 31, 2006, we repurchased 6,088,113 shares of our common stock for $219.1 million (average per share purchase price of $35.98) pursuant to our share repurchase program described in “Share Repurchase Program” under the heading “LIQUIDITY AND CAPITAL RESOURCES” in ITEM 7.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Dollar Amount as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2006 - Jan. 31, 2006	4,442,756	$36.99	$164,355,087	$10,873,592
Feb. 1, 2006 - Feb. 28, 2006	—	$—	—	210,873,592
Mar. 1, 2006 - Mar. 31, 2006	420,400	$34.51	14,509,961	196,363,631
Apr. 1, 2006 - Apr. 30, 2006	225,000	$32.11	7,225,694	189,137,937
May 1, 2006 - May 31, 2006	—	$—	—	189,137,937
Jun. 1, 2006 - Jun. 30, 2006	625,900	$31.22	19,543,698	169,594,239
Jul. 1, 2006 - Jul. 31, 2006	—	$—	—	169,594,239
Aug. 1, 2006 - Aug. 31, 2006	—	$—	—	169,594,239
Sept. 1, 2006 - Sept. 30, 2006	371,300	$35.93	13,339,249	156,254,990
Oct. 1, 2006 - Oct. 31, 2006	—	$—	—	156,254,990
Nov. 1, 2006 - Nov. 30, 2006	2,757	$36.14	99,630	156,155,360
Dec. 1, 2006 - Dec. 31, 2006	—	$—	—	156,155,360
Total	6,088,113	$35.98	$219,073,318	$156,155,360

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to our common stock is set forth in the 2007 Proxy Statement and is incorporated by reference herein.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

	Year Ended December 31,
	2006	2005	2004	2003	2002
INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$325,984	$567,901	$701,291	$454,456	$226,357
Voyage expenses	80,400	137,203	117,955	117,810	80,790
Direct vessel operating expenses	47,472	86,681	96,818	91,981	55,241
Other expense	2,430	—	—	—	—
General and administrative expenses	44,787	43,989	31,420	22,866	12,026
Gain on sale of vessels	(46,022)	(91,235)	(6,570)	(1,490)	(266)
Impairment charge	—	—	—	18,803	13,366
Depreciation and amortization	42,395	97,320	100,806	84,925	60,431
Operating income	154,522	293,943	360,862	119,561	4,769
Net interest (income) expense	(1,455)	28,918	37,852	35,043	14,511
Other (income) expense	(854)	52,668	7,901	—	—
Net income (loss)	$156,831	$212,357	$315,109	$84,518	$(9,742)
Earnings (loss) per common share:
Basic	$4.98	$5.71	$8.51	$2.29	$(0.26)
Diluted	$4.87	$5.61	$8.33	$2.26	$(0.26)

Dividends declared per common share	$4.80	$2.86	$—	$—	$—

Weighted average basic shares outstanding, thousands:
Basic	31,472	37,164	37,049	36,967	36,981
Diluted	32,217	37,874	37,814	37,356	36,981

BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$107,460	$96,976	$46,921	$38,905	$2,681
Current assets, including cash	137,865	471,324	152,145	102,473	43,841
Total assets	843,690	1,149,126	1,427,261	1,263,578	782,277
Current liabilities, including current portion of long-term debt	27,147	32,906	84,120	89,771	77,519
Current portion of long-term debt	—	—	40,000	59,553	62,003
Total long-term debt, including current portion	50,000	135,020	486,597	655,670	280,011
Shareholders' equity	763,913	976,125	890,426	568,880	481,636

OTHER FINANCIAL DATA
(Dollars in thousands)
Net cash provided by operating activities	$189,717	$249,614	$363,238	$178,112	$43,637
Net cash provided (used) by investing activities	285,264	318,169	(168,477)	(502,919)	2,034
Net cash (used) provided by financing activities	(464,497)	(517,728)	(186,745)	361,031	(60,176)
Capital expenditures
Vessel sales (purchases), gross including deposits	290,299	324,087	(165,796)	(501,242)	2,251
Drydocking or capitalized survey or improvement costs	(11,929)	(38,039)	(17,050)	(14,137)	(13,546)
Weighted average long-term debt, including current portion	93,085	410,794	650,196	601,086	313,537

OTHER DATA
(Dollars in thousands)
EBITDA (1)	$197,771	$338,595	$453,767	$204,486	$65,200

FLEET DATA
Total number of vessels at end of period	18.0	30.0	43.0	43.0	28.0
Average number of vessels (2)	20.6	41.9	44.0	40.6	28.9
Total voyage days for fleet (3)	7,121	14,073	15,482	14,267	10,010
Total time charter days for fleet	2,300	3,983	4,371	2,804	1,490
Total spot market days for fleet	4,821	10,090	11,111	11,463	8,520
Total calendar days for fleet (4)	7,534	15,311	16,123	14,818	10,536
Fleet utilization (5)	94.5%	91.9%	96.0%	96.3%	95.0%

AVERAGE DAILY RESULTS
Time charter equivalent (6)	34,487	$30,605	$37,676	$23,596	$14,542
Direct vessel operating expenses (7)	6,301	5,661	6,005	6,207	5,243
General and administrative expenses (8)	5,945	2,873	1,949	1,543	1,136
Total vessel operating expenses (9)	12,246	8,534	7,954	7,750	6,379
EBITDA	26,250	22,114	28,144	13,800	7,437

	Year Ended December 31,
EBITDA Reconciliation	2006	2005	2004	2003	2002
(Dollars in thousands)
Net Income	156,831	$212,357	$315,109	$84,518	$(9,742)
+ Net interest expense	(1,455)	28,918	37,852	35,043	14,511
+ Depreciation and amortization	42,395	97,320	100,806	84,925	60,431
EBITDA	197,771	$338,595	$453,767	$204,486	$65,200

(1)     EBITDA represents net income plus net interest expense and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Management of the Company uses EBITDA as a performance measure in consolidating quarterly internal financial statements and is presented for review at our board meetings. The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing. EBITDA is not an item recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of our financial condition at December 31, 2006 and 2005 and our results of operations comparing the years ended December 31, 2006 and 2005 and the years ended December 31, 2005 and 2004. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services with a large mid-sized vessel fleet. As of December 31, 2006 our fleet consisted of 18 vessels (10 Aframax and eight Suezmax vessels) with a total cargo carrying capacity of 2.4 million deadweight tons.  In addition, we have three Suezmax vessels, one of which was delivered in January 2007, and two of which are newbuildings scheduled to be delivered during 2007 and early 2008 comprising an additional 0.4 million deadweight tons in the aggregate.

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

RESULTS OF OPERATIONS

Margin analysis for the indicated items as a percentage of net voyage revenues for the years ended December 31, 2006, 2005 and 2004 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS
(% OF NET VOYAGE REVENUES)

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
INCOME STATEMENT DATA

Net voyage revenues(1)	100.0%	100.0%	100.0%
Direct vessel expenses	19.3%	20.1%	16.6%
Other expense	1.0%	0.0%	0.0%
General and administrative expenses	18.2%	10.2%	5.4%
Depreciation and amortization	17.3%	22.6%	17.3%
Gain on sale of vessels	-18.7%	-21.2%	-1.2%
Operating income	62.9%	68.3%	61.9%
Net interest expense	-0.6%	6.7%	6.5%
Other (income) expense	-0.4%	12.2%	1.4%
Net income	63.9%	49.4%	54.0%

(1)                                  Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA (Dollars in thousands, except share data)	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Voyage revenues	$325,984	$567,901	$701,291
Voyage expenses	(80,400)	(137,203)	(117,955)
Net voyage revenues	$245,584	$430,698	$583,336

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

VOYAGE REVENUES- Voyage revenues decreased by $241.9 million, or 42.6%, to $326.0 million for the year ended December 31, 2006 compared to $567.9 million for the prior year.   This decrease is primarily due to a 49.4% decrease in the number of vessel operating days to 7,121 days in 2006 from 14,073 days in the prior year, which is primarily attributable to a decrease in the size of our fleet. The average size of our fleet decreased to 20.6 (12.7 Aframax, 7.9 Suezmax) vessels during the year ended December 31, 2006 compared to 41.9 vessels (25.5 Aframax, 16.4 Suezmax) during the prior year. This decrease is partially offset by stronger spot and time charter rates during 2006 as compared to the prior year.  This overall decrease is consistent with our strategy to selectively sell older vessels when and if appropriate opportunities are identified in order to adjust our fleet characteristics and profile to suit customer preferences and to monetize investments in vessels to generate capital for potential future growth. However, there can be no assurance that we will grow our fleet in 2007. Voyage revenues are expected to decrease during 2007 due to our smaller fleet size as well as the higher number of time charter days we expect to have in 2007 as compared to 2006.  Spot charters typically result in higher voyage revenues because the charter rates must be sufficient to recover voyage expenses that the charterer pays for under a time charter.

VOYAGE EXPENSES- Voyage expenses decreased $56.8 million, or 41.4%, to $80.4 million for the year ended December 31, 2006 compared to $137.2 million for the prior year. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. This decrease in voyage expenses is primarily due to a decrease in the number of days our vessels operated under spot charters. During the year ended December 31, 2006, the number of days our vessels operated under spot charters decreased by 5,269, or 52.2%, to 4,821 days (2,467 days Aframax, 2,354 days Suezmax) from 10,090 days (4,529 days Aframax, 5,561 days Suezmax) during the prior year. This decrease was partially offset by fuel costs which were 38% higher per spot vessel day during the year ended December 31, 2006 compared to the prior year period. Fuel cost decreased by $30.6 million, or 34.2%, to $58.9 million during the year ended December 31, 2006 compared to $89.5 million during the prior year. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $25.9 million, or 56.2%, to $20.2 million during the year ended December 31, 2006 compared to $46.2 million during the prior year. Included in these port costs are Suez Canal transit costs of approximately $0.8 million during the year ended December 31, 2006 compared to $7.8 million during the prior year.  Voyage expenses are expected to decrease during 2007 due to our smaller fleet size as well as the higher number of time charter days we expect to have in 2007 as compared to 2006.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $185.1 million, or 43.0%, to $245.6 million for the year ended December 31, 2006 compared to $430.7 million for the prior year. Of this total decrease, approximately $213 million is attributable to the decrease in the average size of our fleet which decreased 50.8% to 20.6 vessels (12.7 Aframax, 7.9 Suezmax) for the year ended December 31, 2006 compared to 41.9 vessels (25.5 Aframax, 16.4 Suezmax) for the prior year. This decrease is partially offset by approximately $ 28million of additional net voyage revenue associated with stronger daily rates for time charters and spot charters for Suezmax and Aframax vessels during the year ended December 31, 2006 compared to the prior year. Our average TCE rates increased 12.7% to $34,487 during the year ended December 31, 2006 compared to $30,605 during the year ended December 31, 2005.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,
	2006	2005	Increase (Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$46,327	$83,658	$(37,331)	-44.6%
Suezmax	13,929	1,469	12,460	848.2%
Total	60,256	85,127	(24,871)	-29.2%

Spot charter:
Aframax	78,791	125,146	(46,355)	-37.0%
Suezmax	106,537	220,425	(113,888)	-51.7%
Total	185,328	345,571	(160,243)	-46.4%

TOTAL NET VOYAGE REVENUE	$245,584	$430,698	$(185,114)	-43.0%

Vessel operating days:

Time charter:
Aframax	1,935	3,936	(2,001)	-50.8%
Suezmax	365	47	318	676.6%
Total	2,300	3,983	(1,683)	-42.3%

Spot charter:
Aframax	2,467	4,529	(2,062)	-45.5%
Suezmax	2,354	5,561	(3,207)	-57.7%
Total	4,821	10,090	(5,269)	-52.2%

TOTAL VESSEL OPERATING DAYS	7,121	14,073	(6,952)	-49.4%
AVERAGE NUMBER OF VESSELS	20.6	41.9	(21.3)	-50.8%

Time Charter Equivalent(TCE):
Time charter:
Aframax	$23,941	$21,255	$2,686	12.6%
Suezmax	$38,163	$31,260	$6,903	22.1%
Combined	$26,198	$21,373	$4,825	22.6%

Spot charter:
Aframax	$31,938	$27,632	$4,306	15.6%
Suezmax	$45,258	$39,638	$5,620	14.2%
Combined	$38,442	$34,249	$4,193	12.2%

TOTAL TCE	$34,487	$30,605	$3,882	12.7%

As of December 31, 2006, ten of our vessels are on time charters expiring between August 2007 and December 2009.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs decreased by $39.2 million, or 45.2%, to $47.5 million for the year ended December 31, 2006 compared to $86.7 million for the prior year. This decrease is primarily due to a 50.8% decrease in the size of our fleet during the year ended December 31, 2006 as compared to the prior year. This decrease is partially offset by higher daily direct vessel expenses per vessel which increased by $640, or 11.3%, to $6,301 ($6,048 Aframax, $6,710 Suezmax) for the year ended December 31, 2006 compared to $5,661 ($5,493 Aframax, $5,922 Suezmax) for the prior year. This increase in daily direct vessel expenses is primarily attributed to higher crew costs associated with enhanced crew training, changes in crew complements and repatriating crews of vessels that we sold during 2006; higher costs of lubricating oils and higher insurance costs.

We anticpate that direct vessel expenses will remain flat during 2007 as compared to 2006 due to the slight decrease in the average size of our fleet during 2007 as compared to 2006 and higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2007 due to higher crew, lubricating oils and insurance costs.

OTHER EXPENSE—Other expense for the year ended December 31, 2006 is comprised of a $2.4 million settlement of a claim by a subsidiary of the Exxon Mobil Corporation arising from the February 4, 2005 collision of the Genmar Kestrel.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses increased by $0.8 million, or 1.8%, to $44.8 million for the year ended December 31, 2006 compared to $44.0 million for the prior year. The primary components of this increase for the year ended December 31, 2006 compared to the prior year are:

(a) a $4.0 million increase in compensation to our U.S.-based personnel, principally consisting of a $3.2 million non-cash increase in restricted stock amortization, which included higher amortization in 2006 as compared to 2005 of restricted stock grants made in April 2005, December 2005, May 2006, October 2006 and December 2006; and a $0.7 million increase in salaries and bonuses during 2006 as compared to 2005.

(b) a $0.7 million increase in 2006 as compared to 2005 relating to operating our foreign subsidiary in Portugal, which increase is primarily attributable to greater headcount in 2006 associated with the transfer to Portugal of the technical management of vessels that our office in Greece had handled through May 2006;

(c) a $2.0 million decrease in 2006 as compared to 2005 relating to our decision to close our foreign subsidiary in Greece, which ceased technical management of vessels in May 2006 and is currently being wound down.

(d) a $1.0 million decrease  in 2006 as compared to 2005 relating to professional fees incurred during 2005 such as strategic advisory services associated with an unsolicited acquisition proposal and senior executive employment agreements that did not recur in 2006 as well as lower costs in 2006 as compared to 2005 relating to Sarbanes-Oxley 404 compliance; and

(e) a $0.8 million decrease in 2006 as compared to 2005 relating to our lease of an aircraft.

General and administrative expenses as a percentage of net voyage revenues increased to 18.2% for the year ended December 31, 2006 from 10.2% for the prior year. Daily general and administrative expenses per vessel increased $3,072, or 107%, to $5,945 for the year ended December 31, 2006 compared to $2,873 for the prior year.

We anticipate that general and administrative expenses during 2007 will decrease principally attributable to $3.0 million of expenses associated with 2006 costs incurred relating to our office in Greece which will not recur in 2007.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking, special survey and loan fees, decreased by $54.9 million, or 56.4%, to $42.4 million for the year ended December 31, 2006 compared to $97.3 million for the prior year. This decrease is primarily due to the 50.8% reduction in the size of our fleet during 2006, which decreased vessel depreciation by $41.7 million, or 55.2%, to $33.9 million during the year ended December 31, 2006 compared to $75.6 million during the prior year.

Amortization of drydocking decreased by $11.9 million, or  66.1%, to $6.1 million for the year ended December 31, 2006 compared to $18.0 million for the prior year. This decrease is primarily attributable to the 50.8% reduction in the size of our fleet during 2006.

GAIN ON SALE OF VESSELS—During 2005, we agreed to sell 17 vessels comprised of : (a) our four single-hull Suezmax vessels, (b) our six double-sided Suezmax vessels, (c) our one single-hull Aframax vessel and (d) our six double-sided Aframax vessels in order to transform our fleet to exclusively double-hull vessels. Through December 31, 2005, 13 of these vessels were delivered to their new owners for aggregate net proceeds of $334.7 million, for a net gain on sale of vessels of $91.2 million.

During 2006, we sold the four remaining vessels described above as well as our nine Aframax OBO vessels, which we decided to sell to reduce the average age of our fleet.  These 13 vessels were delivered to their new owners for aggregate net proceeds of $340.9 million, for a net gain on sale of vessels of $46.0 million.

INTEREST INCOME—Interest income increased by $2.1 million, or 61.4%, to $5.6 million during the year ended December 31, 2006 compared to $3.5 million during the prior year.  This increase is the result of higher average cash balances and higher interest rates on deposits earned during 2006 compared to 2005.

INTEREST EXPENSE—Interest expense decreased by $28.2 million, or  87.0%, to $4.2 million for the year ended December 31, 2006 compared to $32.4 million for the prior year. $24.7 million of this decrease resulted from a decrease in interest expense relating to our Senior Notes, substantially all of which we retired in December 2005.  An additional $3.1 million  decrease pertains to lower interest expense on our revolving credit facilities due to lower average borrowing levels during 2006 as compared to 2005, partially offset by higher floating borrowing rates during 2006 compared to 2005.  During the year ended December 31, 2006, our weighted average indebtedness on our credit facilities decreased by 48.6% to $93.1 million from $181.0 million during the prior year.  Because we intend to fund substantially the entire amount of our $15.00 per share dividend with new borrowings under our 2005 Credit Facility, we expect that interest expense will increase significantly during 2007.

OTHER INCOME (EXPENSE)—During 2005, Other income (expense) consisted primarily of a $45.8 million loss relating to our repurchase of $250.0 million of our Senior Notes, which includes a $5.7 million write-off of deferred financing costs. Also, in October 2005, we entered into an $800 million credit facility, refinancing our $825 million credit facility, at which time we wrote off as a non-cash charge $5.0 million associated with the unamortized deferred financing costs associated with the $825 million credit facility.

NET INCOME—Net income was $156.8 million for the year ended December 31, 2006 compared to net income of $212.4 million for the prior year.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

VOYAGE REVENUES—Voyage revenues decreased by $133.4 million, or 19.0%, to $567.9 million for the year ended December 31, 2005 compared to $701.3 million for the prior year. This decrease is due to the lower spot market for Suezmax and Aframax vessels during the year ended December 31, 2005 compared to the prior year. Also contributing to this decrease is a 9.1% decrease in the number of vessel operating days during 2005 to 14,073 days in 2005 from 15,842 days in the prior year period, attributable to a decrease in the size of our fleet and a heavier drydocking schedule as compared to the prior year. The average size of our fleet decreased to 41.9 (25.5 Aframax, 16.4 Suezmax) vessels during the year ended December 31, 2005 compared to 44.0 vessels (25.0 Aframax, 19.0 Suezmax) during the prior year. This decrease is consistent with our strategy to selectively sell older vessels when and if appropriate opportunities are identified in order to adjust our fleet characteristics and profile to suit customer preferences and to monetize investments in vessels to generate capital for potential future growth.

VOYAGE EXPENSES—Voyage expenses increased $19.2 million, or 16.3%, to $137.2 million for the year ended December 31, 2005 compared to $118.0 million for the prior year. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. $11.9 million of this increase is attributable to higher fuel costs during the year ended December 31, 2005 compared to the prior year period. In addition, during the year ended December 31, 2005, we incurred $6.6 million more costs than in the prior year relating to transit through the Suez Canal. This increase in voyage expenses occurred in spite of a decrease in the number of days our vessels operated under spot charters. During the year ended December 31, 2005, the number of days our vessels operated under spot charters decreased by 1,021, or 9.2%, to 10,090 days (4,529 days Aframax, 5,561 days Suezmax) from 11,111 days (4,738 days Aframax, 6,373 days Suezmax) during the prior year.

NET VOYAGE REVENUES—Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $152.6 million, or 26.2%, to $430.7 million for the year ended December 31, 2005 compared to $583.3 million for the prior year. Approximately $105 million of this decrease is due to the weaker spot market for Suezmax and Aframax vessels during the year ended December 31, 2005 compared to the prior year as well as a 4.7% decrease in the average size of our fleet. Our average TCE rates declined 18.8% to $30,605 during the year ended December 31, 2005 compared to $37,676 during the year ended December 31, 2004. The average size of our fleet decreased 4.7% to 41.9 vessels (25.5 Aframax, 16.4 Suezmax) for the year ended December 31, 2005 compared to 44.0 vessels (25.0 Aframax, 19.0 Suezmax) for the prior year.

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

As of December 31, 2005, 11 of our vessels (including our nine OBO Aframax vessels which were sold in 2006) were on time charters that expired between March 2006 and July 2006.

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

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses increased by $12.6 million, or 40.0%, to $44.0 million for the year ended December 31, 2005 compared to $31.4 million for the prior year. The primary components of this increase for the year ended December 31, 2005 compared to the prior year are:

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

(d)  $1.6 million increase in lease payments and expenses associated with our lease of an aircraft which the Company entered into during February 2004; and

(e) $0.5 million increase in occupancy costs attributable to rent paid on both our former New York City office which we occupied until April 2005 and our new corporate headquarters for which our lease began in December 2004.

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

GAIN ON SALE OF VESSELS—During 2005, we agreed to sell our four single-hull Suezmax vessels, our six double-sided Suezmax vessels, our one single-hull Aframax vessel and our six double-sided Aframax vessels in order to transform our fleet to exclusively double-hull vessels. Through December 31, 2005, 13 of these vessels were delivered to their new owners for aggregate net proceeds of $334.7 million, for a net gain on sale of vessels of $91.2 million.

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

NET INTEREST EXPENSE—Net interest expense decreased by $8.9 million, or 23.6%, to $28.9 million for the year ended December 31, 2005 compared to $37.8 million for the prior year. This decrease is primarily the result of a 36.8% decrease in our weighted average outstanding debt of $410.8 million for the year ended December 31, 2005 compared to $650.2 million for the year ended December 31, 2004. This decrease is primarily attributable to decreases in our floating rate debt which bears lower interest rates than our Senior Notes. The effect of the retirement of substantially all of our Senior Notes as of December 31, 2005, did not have a significant effect on 2005 interest expense because this retirement occurred on December 30, 2005.

OTHER INCOME (EXPENSE)—During 2005, Other income (expense) consisted primarily of a $45.8 million loss relating to our repurchase of $250.0 million of our Senior Notes, which includes a $5.7 million write-off of deferred financing costs. Also, in October 2005, we entered into an $800 million credit facility, refinancing our $825 million credit facility, at which time we wrote off as a non-cash charge $5.0 million associated with the unamortized deferred financing costs associated with the $825 million credit facility.

On July 1, 2004, we entered into an $825 million credit facility, refinancing our First, Second and Third Credit Facilities.

Upon consummation of this refinancing, unamortized deferred financing costs associated with the First, Second and Third Credit Facilities aggregating $7.9 million was written off as a non-cash charge in July 2004.

NET INCOME-Net income was $212.4 million for the year ended December 31, 2005 compared to net income of $315.1 million for the prior year.

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

Dividend Policy

On January 26, 2005 we announced that our board of directors initiated a cash dividend policy. Under the policy, we declared quarterly dividends to shareholders in April, July, October and February of each year based on our EBITDA after net interest expense and reserves, as established by the board of directors. These reserves took into account normal maintenance and drydocking of existing vessels as well as capital expenditures for vessel acquisitions to ensure the indefinite renewal of our fleet.

On June 13, 2005, we paid $68.4 million of dividends to our shareholders relating to the quarter ended March 31, 2005. On September 7, 2005, we paid $32.5 million of dividends to our shareholders relating to the quarter ended June 30, 2005. On December 13, 2005, we paid $9.5 million of dividends to our shareholders relating to the quarter ended September 30, 2005. On March 17, 2006, we paid $68.0 million of dividends to our shareholders relating to the quarter ended December 31, 2005. On June 5, 2006, we paid $47.7 million to our shareholders relating to the quarter ended March 31, 2006. On September 8, 2006 we paid  $21.7 million to our shareholders relating to the quarter ended June 30, 2006.  On December 14, 2006, we paid $23.0 million to our shareholders relating to the quarter ended September 30, 2006. On February 20, 2007, our Board of

Directors announced that we will be paying a quarterly dividend of $0.62 per share on or about March 23, 2007 to the shareholders of record as of March 9, 2007. The aggregate amount of the dividend is expected to be $20.3 million, which we anticipate will be funded from cash on hand at the time payment is to be made.

On February 21, 2007, we announced that our Board of Directors declared a special, one-time cash dividend of $15.00 per share. The dividend will be paid on or about March 23, 2007 to shareholders of record as of March 9, 2007.

We intend to fund substantially the entire amount of the special dividend payment through new borrowings under our 2005 Credit Facility.

We also announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year.

Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005 and February 2006, the Company’s Board of Directors approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $400 million, of which $156.2 million is available as of December 31, 2006. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Through December 31, 2006, the Company has acquired 6,765,913 shares of its common stock for $243.8 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.

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

Upon consummating the 2005 Refinancing, unamortized deferred financing costs associated with the 2004 Credit Facility aggregating $5.7 million were written off as a non-cash charge in October 2005. This non-cash charge is classified as Other income (expense) on the statement of operations. In connection with the 2005 Refinancing, we incurred deferred financing costs of $4.6 million in October 2005.

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semiannual reductions of $44.5 million beginning October 26, 2009 and a bullet reduction of $533 million on October 26, 2012. Up to $50 million of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of December 31, 2006, we have outstanding letters of credit aggregating $5.7 million which expire between March 2007 and December 2007, leaving $44.3 million available to be issued.

The 2005 Credit Facility permits us to pay out dividends under our current policy, repurchase shares of our common stock and repurchase our Senior Notes in accordance with its terms and conditions. This facility allows us to pay dividends or repurchase our common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels, including the 13 vessels we sold during November and December 2005 and the 13 vessels we sold during the year ended

December 31, 2006. In addition, we are permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter. During the year ended December 31, 2006, we paid dividends of $160.4 million.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of December 31, 2006, $50 million of the facility is outstanding. The facility is collateralized by 18 of our double-hull vessels and our three newbuilding Suezmax contracts, with carrying values as of December 31, 2006 of $592.7 million and $77.4 million, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owed under the 2005 Credit Facility.

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

On February 20, 2007, we entered into an additional agreement to amend our 2005 Credit Facility.

The 2005 Credit Facility, as amended, will increase the total commitment of the lenders by $100 million from $800 million to $900 million.

Additionally, we will be permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $50 million plus 50% of cumulative net excess cash flow after February 16, 2007.  In addition, the amendment will permit us to declare a one-time special dividend of up to $15 per share (up to an aggregate amount not to exceed $500 million) at any time prior to December 31, 2007.

Under the 2005 Credit Facility, as amended, on and at any time after April 1, 2007, the leverage ratio covenant will be eliminated and the minimum cash balance covenant will be reduced such that we will not be permitted to reduce the sum of (A) our unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to be less than $50 million. Additionally, we have agreed to amend the minimum consolidated net worth covenant whereby we will not permit our consolidated net worth at any time prior to the business day preceding the payment of the one-time special dividend to be less than $500,000,000.  In addition, we have agreed to a new covenant whereby we will not permit our  net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time from April 1, 2007.

Additionally, the lenders have agreed to the dissolution of certain subsidiary guarantors that no longer own any vessels or material assets. All other material terms of the 2005 Credit Facility remain unchanged.

As of December 31, 2006, we are in compliance with all of the covenants under the 2005 Credit Facility.

2004 Credit Facility—Refinanced by the 2005 Credit Facility

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

Concurrent with the closing of the 2004 Credit Facility, pursuant to which we borrowed $225 million under the term loan and $290 million under the revolving credit facility, we retired our then outstanding credit facilities (the “Refinancing”). At the time of the Refinancing, the 2004 Credit Facility was secured by the 42 vessels which collateralized the then outstanding credit facilities and five vessels which were acquired during 2004.  In addition, each of our subsidiaries which had an ownership interest in any vessel that was secured by the 2004 Credit Facility had provided unconditional guaranties of all amounts owing under the 2004 Credit Facility. Deferred financing costs incurred relating to the 2004 Credit Facility aggregated $6.9 million.

Upon consummating the Refinancing, unamortized deferred financing costs associated with the then outstanding credit facilities aggregating $7.9 million was written off as a non-cash charge in July 2004. This non-cash charge is classified as Other income (expense) on the statement of operations.

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

Interest Rate Swap Agreements

In August and October 2001, we entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% of our term loans outstanding at that time. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged debt outstanding at that time, to a fixed rate of 6.25%. This swap agreement terminated on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged debt outstanding at that time, to a fixed rate of 5.485%. This swap agreement terminated on June 27, 2006. As of July 1, 2005, we stopped designating our interest rate swaps as a hedge.  The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through September 30, 2005. As of December 31, 2006, the Company is no longer party to any interest rate swap agreements.  We would have received approximately $25,000 to settle all outstanding swap agreements based upon their aggregate fair values as of December 31, 2005. This fair value is based upon estimates received from financial institutions.

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

Between September 23, 2005 and culminating on December 30, 2005 with a cash tender offer, we purchased and retired $249,980,000 par value of our Senior Notes for cash payments aggregating $286.9 million. Pursuant to these purchases, we recorded a loss of $40.8 million, which represents the amount by which the cash paid exceeds the carrying value of the Senior Notes as well as associated brokerage and legal fees. In addition, we wrote off the unamortized deferred financing costs associated with the Senior Notes of $5.0 million as a non-cash charge. Both the loss on retirement and the write-off of the unamortized deferred financing costs are classified as Other income (expense) on the statement of operations.

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

In May 2006, we purchased and retired the remaining $20,000 par value of our Senior Notes, leaving none outstanding as of December 31, 2006.

Cash and Working Capital

Cash increased to $107.5 million as of December 31, 2006 compared to $97.0 million as of December 31, 2005. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $110.7 million as of December 31, 2006 compared to $438.4 million as of December 31, 2005 (including $294.5 million of vessels held for sale). The current portion of long-term debt included in our current liabilities was $0 as of December 31, 2006 and 2005.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 24.0% to $189.7 million for the year ended December 31, 2006, compared to $249.6 million for the prior year. This decrease is primarily attributable to net income of $156.8 million for the year ended December 31, 2006 compared to net income of $212.4 million for the prior year.

Net cash provided by operating activities decreased 31.3% to $249.6 million for the year ended December 31, 2005, compared to $363.2 million for the prior year. This decrease is primarily attributable to net income of $212.4 million for the year ended December 31, 2005 compared to net income of $315.1 million for the prior year.

Cash Flows from Investing Activities

Net cash provided by investing activities was $285.3 million for the year ended December 31, 2006 compared to $318.2 million for the prior year. During the year ended December 31, 2006, we received $340.9 million from the sale of 13 vessels, paid $50.6 million on our four Suezmax contruction contracts (including capitalized interest of $3.6 million) and paid $5.0 million for other fixed assets.  During the year ended December 31, 2005, we received $334.7 million from the sale of 13 vessels and paid $10.6 million of costs on our four Suezmax newbuilding contracts (including capitalized interest of $3.5 million).

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

Cash Flows from Financing Activities

Net cash used by financing activities was $464.5 million for the year ended December 31, 2006 compared to $517.7 million for the prior year. The change in cash provided by financing activities relates primarily to the following:

•                    Net proceeds from the issuance of long-term debt during the year ended December 31, 2005, net of issuance costs of $5.3 million, were $157.5 million relating to the initial borrowings under our 2005 Credit Facility. We had no such issuances during 2006.

•                    During the year ended December 31, 2005, we retired our 2004 Credit Facility and repaid the $175.0 million outstanding on that facility at the time of its retirement. Additionally, during the year ended December 31, 2005, we retired $249,980,000 par value of our Senior Notes for $286.9 million. During the year ended December 31, 2006, we retired the remaining $20,000 par value of Senior Notes.

•                    Principal repayments of long-term debt were $30.0 million for the year ended December 31, 2005 associated with permanent principal repayments under our 2005 Credit Facility.   There were no principal repayments of long-term debt required to be made during 2006.

•                    During the year ended December 31, 2006, we made a net repayment of $85.0 million of revolving debt associated with our 2005 Credit Facility; during the year ended December 31, 2005, we repaid $62.8 million of revolving debt associated with our 2005 and 2004 Credit Facilities.

•                    During the year ended December 31, 2005, we used $13.1 million of funds held in escrow to retire a portion of the 2004 Credit Facility at the time that credit facility was refinanced by the 2005 Credit Facility.

•                    During the year ended December 31, 2006, we paid $219.1 million to acquire 6,088,113 shares of our common stock which we retired; during the year ended December 31, 2005, we paid $24.8 million to acquire 677,800 shares of our common stock which we retired.

•                    During the years ended December 31, 2006 and 2005, we paid $160.4 million and $110.4 million of dividends to shareholders, respectively.

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

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the year ended December 31, 2006, we paid $11.9 million of drydock related costs. During 2007, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on four vessels and that the expenditures to perform these drydocks will aggregate approximately $9 million to $11 million. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts. The purchase price of these contracts aggregate $67.2 million which was paid to the seller of those contracts. Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts. During March 2006, the Company took delivery of one of these Suezmax vessesl.  As of December 31, 2006, we are required to pay an additional aggregate amount of $107.2 million through the completion of construction of the three remaining Suezmax vessels delivery of which is expected to occur between January 2007 and January 2008. The installments that comprise this $107.2 million are payable as follows: $74.6 million in 2007 and $32.6 million in 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $104,603.

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Total	2007	2008	2009	2010	2011	Thereafter
2005 Credit Facility(1)	$79.2	$5.0	$5.0	$5.0	$5.0	$5.0	$54.2
Newbuilding installments	107.2	74.6	32.6	—	—	—	—
Aircraft lease	3.1	1.5	1.5	0.1	—	—	—
Senior officer employment agreements	3.4	2.0	0.7	0.7	—	—	—
Office leases	20.1	1.7	1.4	1.3	1.3	1.4	13.0
Total commitments	$213.0	$84.8	$41.2	$7.1	$6.3	$6.4	$67.2

(1)                                  Future interest payments on our 2005 Credit Facility are based on our current outstanding balance using a current borrowing rate of 6.125%. The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

Other Derivative Financial Instruments

Freight Derivatives

As part of our business strategy, we may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. These contracts generally settle based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a may also include a specified bunker price index. The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route. The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis.  Although freight derivatives can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into freight derivatives, our objective would be to hedge and manage market risks as part of our commercial management.  If we determine to enter into freight derivatives, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.

During September and October 2005, the Company entered into four freight derivative contracts which expired in December 2005. These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly BITR. The Company had taken short positions in these contracts, which reduced a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. At December 31, 2005, these contracts had no aggregate notional value, because they expired on December 31, 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of December 31, 2005, the Company has recorded a liability of $0.3 million related to the fair market value of these economic hedges. The Company has recorded the aggregate net realized and unrealized loss of $0.8 million, for the year ended December 31, 2005, which is classified as Other income (expense) on the statement of operations.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of December 31, 2006, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers as of December 31, 2006, resulted in an asset to the Company of $2.2 million.  The Company recorded an unrealized gain of $2.2 million for the year ended December 31, 2006 which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $2.1 million for the year ended December 31, 2006, which is classified as Other income (expense) on the statement of operations.

Currency Forward Contract

The Company entered into, on July 19, 2005, a forward contract to acquire 5 million Euros on January 17, 2006 for $6.0 million. Changes in the fair value of this forward contract subsequent to the date on which the Company entered into the contract (at which time the fair value was $0) was recorded as Other income (expense) on the Company’s statement of operations. The Company entered into this contract to guard against weakening in the dollar against the Euro. As of December 31, 2005, the Company has recorded a liability of $0.1 million related to the fair market value of this derivative financial instrument. The Company has recorded an aggregate net unrealized gain (loss) of $0.1 million and $(0.1) million, for the years ended December 31, 2006 and 2005, which is classified as Other income (expense) on the statement of operations.  As of December 31, 2006, the Company is not party to any currency forward contracts.

Bunker Collar

During the year ended December 31, 2005, the Company entered into a “costless collar” to obtain a quantity of fuel between $220/metric ton (“MT”) and $300/MT. The Company used this derivative as an economic hedge to the Company, but did not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative were recorded to the Company’s statement of income each reporting period. Under this agreement, the Company had a right to receive (call option) the amount by which the bunker price on a specified index exceeds $300/MT and an obligation to pay (put option) the amount by which $220/MT exceeds the bunker price on a specified index. The term was for a notional 1,000 MT of bunkers per month for each month in the period between October 1, 2005 and March 31, 2006. As of December 31, 2005, the Company recorded an asset of $12,000 related to the fair market value of this economic hedge. The Company has recorded an aggregate net unrealized (loss) gain of $(12,000) and $12,000, respectively, for the years ended December 31, 2006 and 2005, which is classified as Other income (expense) on the statement of operations.  In addition, the Company paid $2,000 to the counterparty to settle this contract during the year ended December 31, 2006, which is classified as Other income (expense) on the statement of operations.  As of December 31, 2006, we are not party to any bunker collar contracts.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past six years ended December 31, 2006. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of December 31, 2006, we provided a reserve of approximately 16% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.

DEPRECIATION AND AMORTIZATION. We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our non-single-hull vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. We believe that a 25-year depreciable life for double-hull and double-sided vessels is consistent with that of other ship owners and with its economic useful life. Depreciation is based on cost less the estimated residual scrap value. We estimate our residual scrap value per lightweight ton to be $175. An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value (as was done in 2004) would decrease the amount of the annual depreciation charge. A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007.  Any impact from the adoption of FIN 48 will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48.  We qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, from U.S. federal income tax on our shipping income that is derived from U.S. sources. We are similarly exempt from state and local income taxation.  We have also evaluated our tax positions with respect to other countries in which we have commercial or technical management operations and do not believe that the adoption of this Interpretation will have a material effect on our consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on September 15, 2006. SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact the adoption of SFAS 157 on January 1, 2008, will have on our consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 is effective for the Company commencing in 2008. Early adoption within 120 days of the beginning of the Company's 2007 fiscal year is permissible, provided the Company has adopted SFAS No. 157. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

During the fourth quarter of 2000, we lent $485,467 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of December 31, 2006.

During the years ended December 31, 2006, 2005 and 2004, the Company incurred fees for legal services aggregating $289,000, $150,000 and $284,000, respectively, to the father of Peter C. Georgiopoulos, of which is $18,000 and $138,000 was outstanding as of December 31, 2006 and 2005, respectively.

In January 2006, the Company repurchased 4,176,756 shares of our common stock from OCM Principal Opportunities Fund, L.P. (“OCM”) in a privately negotiated transaction at $37.00 per share for a total purchase price of $154.5 million. Stephen A. Kaplan, a member of our board of directors, serves as a principal and portfolio manager of Oaktree Capital Management LLC, which is the general partner of OCM.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the year ended December 31, 2006, totaling $0.3 million which was paid by Genco during 2006. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco. At December 31, 2006, none of this balance was outstanding.

During the year ended December 31, 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $52,000 based on actual time spent by the employee, of which $25,000 remains outstanding as of December 31, 2006.

During the years ended December 31, 2006, 2005 and 2004, Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers to our vessels aggregating $1.7 million, $5.9 million and $0.7 million, respectively.  None of these balances were outstanding as of December 31, 2006 and 2005.  During July 2006, an investment vehicle controlled by Peter C. Georgiopoulos and John Tavlarios, a member of  our board of directors and one of our executive officers, made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.

Pursuant to our aircraft use policy, the following authorized executives may, subject to approval from our Chairman/Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by us. The amount of use of the aircraft for these purposes will be monitored from time to time by our Audit Committee.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2006, we had $50.0 million of floating rate debt with a margin over LIBOR  of 0.75% compared to December 31, 2005 when we had $135.0 million of floating rate debt with margins over LIBOR ranging from 0.75% to 1.0%. Until July 1, 2005, we used interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. As of July 1, 2005, we stopped designating our interest rate swaps as a hedge. The differential to be paid or received under these swap agreements was accrued as interest rates change and was recognized as an adjustment to interest expense through June 30, 2005 and Other income (expense) thereafter. As of December 31, 2005, we were party to interest rate swap agreements having aggregate notional amounts of $19.5 million, respectively, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.985% to 4.75%.  These interest rate swap agreements expired in June 2006.  A one percent increase in LIBOR would increase interest expense on the portion of our $50.0 million outstanding floating rate indebtedness, which is not economically hedged, by approximately $0.5 million per year from December 31, 2006.

FOREIGN EXCHANGE RATE RISK

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroners. During the year ended December 31, 2006, approximately  17% of the Company’s direct vessel operating expenses and general and administrative expenses were denominated in these currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.4 million for the year ended December 31, 2006.

On July 19, 2005, the Company entered into a forward contract to acquire 5 million Euros on January 17, 2006 for $6.0 million.  The Company entered into this contract to guard against weakening in the dollar against the Euro.  The Company has recorded an aggregate net unrealized gain of $0.1 million for the year ended December 31, 2006, which is classified as Other income on the statement of operations.  As of December 31, 2006, the Company is not party to any currency forward contracts.

CHARTER RATE RISK

As part of our business strategy, we may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route.  Our objective would be to hedge and manage market risks as part of our commercial management.  During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  The aggregate notional value of this contract is $32.4 million as of December 31, 2006.  As of December 31, 2006, the fair market value of the freight derivative contract resulted in an asset to the Company of $2.2 million and a net  unrealized and realized gain $0.1 million for the year ended December 31, 2006, which is reflected on our statement of operations as Other income (expense). A 10% increase in the forward BITR from the December 31, 2006 levels would result in additional payments to the counterparty of $5.2 million over the period from January 1, 2007 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the December 31, 2006 level would result in additional payments to the counterparty of $1.6 million over the period from January 1, 2007 to June 30, 2009.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MARITIME CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Maritime Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2007

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(Dollars in thousands except per share data)

	DECEMBER 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$107,460	$96,976
Due from charterers, net	13,288	47,281
Vessels held for sale	—	294,527
Prepaid expenses and other current assets	17,117	32,540
Total current assets	137,865	471,324
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $152,840 and $118,981, respectively	592,686	564,609
Vessel construction in progress	77,416	88,485
Other fixed assets, net	8,257	5,212
Deferred drydock costs, net	18,572	12,788
Deferred financing costs, net	4,469	4,463
Derivative asset	2,180	—
Other assets	1,000	1,000
Goodwill	1,245	1,245
Total noncurrent assets	705,825	677,802
TOTAL ASSETS	$843,690	$1,149,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,698	$32,906
Deferred voyage revenue	8,449	—
Total current liabilities	27,147	32,906
NONCURRENT LIABILITIES:
Deferred voyage revenue	—	2,140
Long-term debt	50,000	135,020
Other noncurrent liabilities	2,630	2,552
Derivative liability	—	383
Total noncurrent liabilities	52,630	140,095
TOTAL LIABILITIES	79,777	173,001
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000; issued and outstanding 32,739,107 and 38,040,320 shares at December 31, 2006 and December 31, 2005, respectively	328	380
Paid-in capital	438,801	428,339
Retained earnings	324,784	547,406
Total shareholders’ equity	763,913	976,125
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$843,690	$1,149,126

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands except per share data)

	2006	2005	2004
VOYAGE REVENUES:
Voyage revenues	$325,984	$567,901	$701,291
OPERATING EXPENSES:
Voyage expenses	80,400	137,203	117,955
Direct vessel expenses	47,472	86,681	96,818
Other expense	2,430	—	—
General and administrative	44,787	43,989	31,420
Depreciation and amortization	42,395	97,320	100,806
Gain on sale of vessels	(46,022)	(91,235)	(6,570)
Total operating expenses	171,462	273,958	340,429
OPERATING INCOME	154,522	293,943	360,862
OTHER INCOME (EXPENSE):
Interest income	5,620	3,482	979
Interest expense	(4,165)	(32,400)	(38,831)
Other income (expense)	854	(52,668)	(7,901)
Net other income (expense)	2,309	(81,586)	(45,753)
Net income	$156,831	$212,357	$315,109
Earnings per common share:
Basic	$4.98	$5.71	$8.51
Diluted	$4.87	$5.61	$8.33
Weighted average shares outstanding—basic	31,471,809	37,164,321	37,049,266
Weighted average shares outstanding—diluted	32,217,428	37,874,378	37,813,929

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands except per share data)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Income	Income	Total
Balance as of January 1, 2004	376	$415,876	$155,108	$(2,480)		$568,880
Net Income			315,109		$315,109	315,109
Unrealized derivative gains on cash flow hedge				1,935	1,935	1,935
					317,044
Restricted stock amortization		1,667				1,667

Exercise of stock options	3	2,832				2,835
Balance as of December 31, 2004	379	420,375	470,217	(545)		890,426

Comprehensive income:
Net income			212,357		$212,357	212,357
Unrealized derivative gains on cash flow hedge				545	545	545
Comprehensive income					212,902

Cash dividends paid ($2.86 per share)			(110,404)			(110,404)
Exercise of stock options	1	1,503				1,504
Issuance of 1,079,600 shares of restricted stock	7	(7)				—
Acquisition and retirement of 677,800 shares of common stock	(7)		(24,764)			(24,771)
Restricted stock amortization		6,468				6,468
Balance as of December 31, 2005	380	428,339	547,406	—		976,125

Net income			156,831		$156,831	156,831
Exercise of stock options	5	759				764
Issuance of 296,700 shares of restricted stock, net of forfeitures	3	(3)				—
Acquisition and retirement of 6,088,113 shares of common stock	(60)		(219,013)			(219,073)
Cash dividends paid ($4.80 per share)			(160,440)			(160,440)
Amortization of stock-based compensation, net of forfeitures		9,706				9,706
Balance at December 31, 2006	$328	$438,801	$324,784	$—		$763,913

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

	2006	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$156,831	$212,357	$315,109
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessels	(46,022)	(91,235)	(6,570)
Depreciation and amortization	42,395	97,320	100,806
Write-off of deferred financing costs of refinanced credit facilities	—	5,660	7,901
Loss on retirement of Senior Notes	—	45,778	—
Amortization of discount on Senior Notes	—	243	254
Amortization of stock-based compensation	9,706	6,468	1,667
Changes in assets and liabilities:
Decrease (increase) in due from charterers	33,993	26,602	(37,674)
Decrease (increase) in prepaid expenses and other current and noncurrent assets	14,954	(2,811)	(13,502)
(Decrease) increase in other current and noncurrent liabilities	(16,520)	(2,034)	13,548
Decrease in accrued interest	—	(7,277)	(479)
Increase (decrease) in deferred voyage revenue	6,309	(3,418)	(772)
Deferred drydock costs incurred	(11,929)	(38,039)	(17,050)
Net cash provided by operating activities	189,717	249,614	363,238

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Purchase of vessels	—	—	(182,457)
Payments for vessel construction in progress	(50,602)	(10,576)	(77,909)
Purchase of other fixed assets	(5,035)	(5,918)	(2,544)
Proceeds from sale of vessels	340,901	334,663	94,570
Acquisition of business net of cash received	—	—	(137)
Net cash provided (used) by investing activites	285,264	318,169	(168,477)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Long-term debt borrowings	—	162,788	515,000
Payments to retire Senior Notes	(20)	(286,851)	—
Payments to retire credit facilities	—	(175,000)	(448,305)
Principal payments on long-term debt	—	(30,000)	(59,022)
Borrowings on revolving credit facilitities	175,000	—	100,000
Repayments on revolving credit facilities	(260,000)	(62,788)	(277,000)
Deferred financing costs paid	(728)	(5,256)	(7,203)
Cash released from (placed in) escrow with lender	—	13,050	(13,050)
Payments to acquire and retire common stock	(219,073)	(24,771)	—
Proceeds from exercise of stock options	764	1,504	2,835
Cash dividends paid	(160,440)	(110,404)	—
Net cash (used) provided by financing activities	(464,497)	(517,728)	(186,745)

Net increase in cash	10,484	50,055	8,016
Cash, beginning of the year	96,976	46,921	38,905
Cash, end of year	$107,460	$96,976	$46,921

Supplemental disclosure of cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$4,168	$39,677	$39,310
Transfer from Vessel construction in progress to Vessel	$61,671	$—	$—
Restricted stock granted to employees (net of forfeitures)	$10,383	$48,338	$—

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

SEGMENT REPORTING.  Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, the transportation of crude oil with its fleet of midsize vessels.

PRINCIPLES OF CONSOLIDATION.  The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS.  Voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2006 and 2005, the Company has a reserve of approximately $1,333 and $2,093, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. As of December 31, 2005, the Company had a reserve of $6,571 associated with estimated performance claims against the Company’s time charters. These reserves relate to certain vessels under time charter agreements. These arrangements require that the vessels meet specified speed and bunker consumption standards.  As of December 31, 2006, all asserted performance claims, including those reserved for as of December 31, 2005, have been settled and paid for during 2006 for $11,750 and the Company has determined that there are no unasserted claims on its remaining time charters; accordingly, there is no reserve as of December 31, 2006.

VESSELS,  NET.  Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard for non-single-hull vessels.   In addition, the Company estimates residual value of its vessels to be $175/LWT.

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

CONSTRUCTION IN PROGRESS.  Construction in progress represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2006, 2005 and 2004, the Company capitalized $3,571, $3,475 and $1,270, respectively, of interest expense.

OTHER FIXED ASSETS, NET.  Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION	USEFUL LIVES
Furniture and fixtures	10 years
Vessel and computer equipment	5 years

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

DEFERRED DRYDOCK COSTS, NET.  Approximately every 30 to 60 months the Company’s vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company capitalizes costs associated with the drydocks as they occur and amortizes these costs on a straight line basis over the period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the statement of operations. For the years ended December 31, 2006, 2005 and 2004, amortization was $6,145, $17,957 and $11,783, respectively. Accumulated amortization as of December 31, 2006 and 2005 was $7,191 and $3,052, respectively.

DEFERRED FINANCING COSTS, NET.  Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized over the life of the related debt, which is included in depreciation and amortization. Amortization was $722, $1,968 and $3,142 for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated amortization as of December 31, 2006 and 2005 was $824 and $102 respectively.

GOODWILL.  As of January 1, 2002, the Company adopted the provisions for SFAS No. 142 “Goodwill and Other Intangible Assets.”  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, the Company amortized goodwill. The amount of such unamortized goodwill was $5,753 as of January 1, 2002 related to the Company’s acquisition in June 2001 of a technical management company. In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective January 1, 2002. During 2005, in connection with the reclassification of 26 vessels to vessels held for sale, $4,508 of the goodwill associated with certain of these vessels was reclassified to Vessels held for sale leaving a balance at December 31, 2006 and 2005 of $1,245. The Company determined that there was no impairment of goodwill as of the transition date and during the years ended December 31, 2006, 2005 and 2004.

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

STOCK BASED COMPENSATION.  Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application (See Note 9 for impact of adopting SFAS 123R.) Accordingly, prior period amounts have not been restated. Pursuant to the adoption of SFAS 123R, unamortized restricted stock is now classified as a component of Paid-in capital in Shareholders’ equity. Prior to adoption of SFAS 123R, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted. The following table details the effect on net income and earnings per share had compensation expense for stock options been recorded for the years ended December 31, 2005 and 2004 based on the methods recommended by Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

	2005	2004
Net Income:

As reported	$212,357	$315,109
Stock based compensation expense using the fair value method	309	458
Pro forma	$212,048	$314,651
Earnings per common share (as reported):
Basic	$5.71	$8.51
Diluted	$5.61	$8.33
Earnings per common share (pro forma):
Basic	$5.71	$8.49
Diluted	$5.60	$8.32

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

FAIR VALUE OF FINANCIAL INSTRUMENTS.  The estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of December 31, 2006 and 2005 due to their short-term maturity or the variable-rate nature of the respective borrowings.

DERIVATIVE FINANCIAL INSTRUMENTS.  In addition to interest rate swaps described below, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, and (c) declines in future spot market rates, which would reduce revenues on future voyages of vessels trading on the spot market. The Company considers the derivative financial instruments the Company has entered to be economic hedges against these risks, although they do not qualify as hedges for accounting purposes. As such, the Company records the fair value of the derivative financial instruments on its balance sheet as a net Derivative liability or asset, as applicable. Changes in fair value in the derivative financial instruments, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other income (expense) on the statement of operations as applicable.

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company uses interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Interest rate risk management instruments held by the Company during the years ended December 31, 2006, 2005 and 2004 were pay-fixed swaps. As of December 31, 2005, the Company was party to pay-fixed interest rate swap agreements that expired in 2006 which effectively converted floating rate obligations to fixed rate instruments.

CONCENTRATION OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk are trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2006.

FOREIGN EXCHANGE GAINS AND LOSSES.  Gains and losses on transactions denominated in foreign currencies are recorded within the consolidated statement of operations as components of general and administrative expenses or other income (expense) depending on the nature of the transactions to which they relate.  During the years ended December 31, 2006, 2005 and 2004,  transactions denominated in foreign currencies  resulted in increases in general and administrative expenses of $79, $(69) and $248, respectively, and increases in other income (expense) of $628, $(206) and $0, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 1, 2007.  Any impact from the adoption of FIN 48 will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48.  The Company qualifies for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, from U.S. federal income tax on shipping income that is derived from U.S. sources. The Company is similarly exempt from state and local income taxation.  The Company has also evaluated our tax positions with respect to other countries in which it has commercial or technical management operations and does not believe that the adoption of this Interpretation will have a material effect on its consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on September 15, 2006. SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of  evaluating the impact the adoption of SFAS 157 on January 1, 2007 will have on the financial statements of the Company.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 is effective for the Company commencing in 2008. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has adopted SFAS No. 157. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

2. ACQUISITIONS

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

During the year ended December 31, 2006, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $61,671.  This vessel is one of the 18 vessels collateralizing the Company’s 2005 Credit Facility (see Note 8).

The remaining installments on the three newbuilding Suezmax contracts to be paid by the Company subsequent to December 31, 2006 aggregate $107,139 and are payable as follows: $74,554 in 2007 and $32,585 in 2008.

3. EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2006, 2005 and 2004, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Year ended December 31,
	2006	2005	2004
Common shares outstanding, basic:
Weighted average common shares outstanding, basic	31,471,809	37,164,321	37,049,266

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	31,471,809	37,164,321	37,049,266
Stock options	44,616	58,306	111,572
Restricted stock awards	701,003	651,751	653,091

Weighted average common shares outstanding, diluted	32,217,428	37,874,378	37,813,929

4. SALE OF VESSELS

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

During the year ended December 31, 2006, the Company delivered to their new owners all of the vessels held for sale as of December 31, 2005 for aggregate net proceeds of $340,901, and a net gain on sale of vessels of $46,022.

On February 10, 2006, the Company signed agreements to sell nine OBO Aframax vessels. In connection with that decision, the Company determined one technical management office outside the U.S. would adequately service its current fleet and as such decided to close its office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.

This office ceased its vessel operations during May 2006 and the Company anticipates that this office will be closed by mid 2007.  The Company incurred approximately $1,300 of costs in connection with its closure during the year ended December 31, 2006, which has been classified as a component of general and administrative expense on the company’s statement of operations.  All of these costs have been paid as of December 31, 2006.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2006	2005
Bunkers and lubricants inventory	$5,287	$13,699
Insurance claims receivable	7,186	9,447
Other	4,644	9,394
Total	$17,117	$32,540

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects to recover from insurance.

6. OTHER FIXED ASSETS

Other fixed assets consist of the following:

	December 31,	December 31,
	2006	2005
Other fixed assets:
Furniture, fixtures and equipment	$4,115	$4,113
Vessel equipment	4,976	740
Computer equipment	1,153	1,118
Total cost	10,244	5,971

Less: accumulated depreciation	1,987	759
Total	$8,257	$5,212

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2006	2005
Accounts payable	$4,384	$11,756
Accrued operating	8,885	16,463
Accrued administrative	5,429	4,687
Total	$18,698	$32,906

8. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2006	2005
2005 Credit Facility	$50,000	$135,000
Senior Notes, net of discount	—	20
Total	$50,000	$135,020

Less: Current portion of long-term debt	—	—
Long-term debt	$50,000	$135,020

2005 Credit Facility

On October 26, 2005, the Company entered into an $800,000 revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders. The 2005 Credit Facility has been used to refinance the existing term borrowings under the Company’s 2004 Credit Facility described below (the “2005 Refinancing”). Pursuant to the 2005 Refinancing, the Company repaid $175,000 outstanding under the term loan of the Company’s 2004 Credit Facility primarily by making an initial drawdown of $162,788 and using $13,050 cash held in escrow.

Upon consummating the 2005 Refinancing, unamortized deferred financing costs associated with the 2004 Credit Facility aggregating $5,660 were written off as a non-cash charge in October 2005. This non-cash charge is classified as Other income (expense) on the statement of operations. In connection with the 2005 Refinancing, the Company incurred deferred financing costs of $4,565.

The 2005 Credit Facility provides a four year nonamortizing revolving loan with semiannual reductions of $44,500 beginning October 26, 2009 and a bullet reduction of $533,000 at the end of year seven. Up to $50,000 of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of December 31, 2006, the Company has outstanding letters of credit aggregating $5,658 which expire between January and December 2007, leaving $44,342 available to be issued.

The 2005 Credit Facility permits the Company to pay out dividends under its current policy, repurchase shares of its common stock and repurchase the Company’s Senior Notes in accordance with its terms and conditions. This facility allows the Company to pay dividends or repurchase its common stock in an amount not exceeding the net proceeds from the sale of all non-collateralized vessels, including the 13 vessels the Company sold during November and December 2005 and the 13 vessels the Company sold during 2006. In addition, the Company is permitted to pay dividends with respect to any fiscal quarter up to an amount equal to EBITDA (as defined) for such fiscal quarter less fleet renewal reserves, which are established by the Company’s Board of Directors, net interest expense and cash taxes, in the event taxes are paid, for such fiscal quarter.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of December 31, 2006, $50,000 of the facility is outstanding. The facility is collateralized by 18 of the Company’s double-hull vessels and its three new building Suezmax contracts, with carrying values as of December 31, 2006 of $592,686 and $77,416, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

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

During the years ended December 31, 2006 and 2005, the Company paid dividends of $160,440 and $110,404, respectively.

Interest rates during the year ended December 31, 2006 ranged from 5.13% to 6.19% on the 2005 Credit Facility.

As of December 31, 2005, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility.

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

Concurrent with the closing of the 2004 Credit Facility, pursuant to which the Company borrowed $225,000 under the term loan and $290,000 under the revolving credit facility, the Company retired its then existing credit facilities (the “Refinancing”). At the time of the Refinancing, the 2004 Credit Facility was secured by the 42 vessels which collateralized the then existing credit facilities and the five vessels described in Note 2 which were acquired during 2004. In addition, each of the Company’s subsidiaries which had an ownership interest in any vessel that was secured by the 2004 Credit Facility had provided unconditional guaranties of all amounts owing under the 2004 Credit Facility. Deferred financing costs incurred relating to the 2004 Credit Facility aggregated $6,905.

Upon consummating the Refinancing, unamortized deferred financing costs associated with the then existing credit facilities aggregating $7,886 was written off as a non-cash charge in July 2004. This non-cash charge is classified as Other income (expense) on the statement of operations.

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

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans under then existing credit facilities. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged one of these credit facilities, to a fixed rate of 6.25%. This swap agreement terminated on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged another of these credit facilities to a fixed rate of 5.485%. This swap agreement terminated on June 27, 2006. The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through June 30, 2005. The changes in the notional principal amounts of the swaps during the years ended December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2006	2005
Notional principal amount, beginning of year	$19,500	$45,500
Amortization of swaps	(19,500)	(26,000)
Notional principal amount, end of the year	$—	$19,500

The Company has determined that, through June 30, 2005, these interest rate swap agreements, which effectively hedged the Company’s First and Second Credit Facilities continued to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility. As of July 1, 2005, the Company stopped designating its interest rate swaps as a hedge.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2006, 2005 and 2004 was $0, $338 and $1,873, respectively.

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

Between September 23, 2005 and culminating on December 30, 2005 with a cash tender offer, the Company purchased and retired $249,980 par value of its Senior Notes for cash payments aggregating $286,851. Pursuant to these purchases, the Company recorded a loss of $40,753, which represents the amount by which the cash paid exceeds the carrying value of the Senior Notes as well as associated brokerage and legal fees. In addition, the Company wrote off the unamortized deferred financing costs associated with the Senior Notes of $5,025 as a non-cash charge. Both the loss on retirement and the write-off of the unamortized deferred financing costs are classified as Other income (expense) on the statement of operations.

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

In May 2006, the Company purchased and retired the remaining $20 par value of its Senior Notes, leaving none outstanding as of December 31, 2006.

Based on borrowings as of December 31, 2006, none of the $50,000 outstanding under the 2005 Credit Facility is due until 2012.

Interest expense under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $4,166, $32,400 and $38,831 for the years ended December 31, 2006, 2005 and 2004, respectively.

9. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2006 and 2005, the Company is party to the following derivative financial instruments:

Interest rates.  The Company was party to two pay-fixed interest rate swap agreements that expired in June 2006 which, through June 30, 2005, effectively converted floating rate obligations to fixed rate instruments. Effective during the third quarter of 2005, the Company has stopped designating its interest rate swaps as a hedge. During the years ended December 31, 2006, 2005 and 2004, the Company recognized a derivative gain on cash flow hedge, a component of other comprehensive loss, to Accumulated other comprehensive loss of $0, $545 and $1,935, respectively. The aggregate recorded asset (liability) in connection with the Company’s interest rate swaps as of December 31, 2006 and 2005 was $0 and $25, respectively, and is presented as a component of Derivative liability on the balance sheet. The Company has recorded an aggregate net realized and unrealized gain (loss) of $8 and $76, for the years ended December 31, 2006 and 2005, respectively, which is classified as Other income (expense) on the statement of operations.

Foreign currency.  The Company entered into, on July 19, 2005, a forward contract to acquire 5 million Euros on January 17, 2006 for $6,033. Changes in the fair value of this forward contract subsequent the date on which the Company entered into the contract (at which time the fair value was $0) was recorded as Other income (expense) on the Company’s statement of operations. The Company entered into this contract to guard against weakening in the dollar against the Euro. As of December 31, 2005, the Company has recorded a liability of $126 related to the fair market value of this derivative financial instrument. The Company has recorded an aggregate net unrealized gain (loss) of $126 and $(126), for the years ended December 31, 2006 and 2005, which is classified as Other income (expense) on the statement of operations.

Fuel.  During the year ended December 31, 2005, the Company entered into a “costless collar” to obtain a quantity of fuel between $220/metric ton (“MT”) and $300/MT. The Company used this derivative as an economic hedge to the Company, but did not designated this derivative as a hedge for accounting purposes. As such, changes in the fair value of the derivative were recorded to the Company’s statement of income each reporting period. Under this agreement, the Company had a right to receive (call option) the amount by which the bunker price on a specified index exceeds $300/MT and an obligation to pay (put option) the amount by which $220/MT exceeds the bunker price on a specified index. The term was for a notional 1,000 MT of bunkers per month for each month in the period between October 1, 2005 and March 31, 2006. As of December 31, 2005, the Company recorded an asset of $12 related to the fair market value of this economic hedge. The Company has recorded an aggregate net unrealized (loss) gain of $(12) and $12, respectively, for the years ended December 31, 2006 and 2005, which is classified as Other income (expense) on the statement of operations.  In addition, the Company paid $2 to the counterparty to settle this contract during the year ended December 31, 2006, which is classified as Other income (expense) on the statement of operations.

Freight rates.  During the years ended December 31, 2006 and 2005, the Company has taken net short positions in freight derivative contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. These freight derivative contracts involve contracts to provide a fixed number of theoretical voyages at fixed rates.  These contracts net settle each month with the Company receiving a fixed amount per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and, under certain contracts, a specified bunker price index.  The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis. The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route.  The Company uses freight derivative contracts as economic hedges, but has not designated them as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income (expense) in each reporting period.

During September and October 2005, the Company entered into four freight derivative contracts which expired in December 2005. These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly BITR. The Company had taken short positions in these contracts, which reduced a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. At December 31, 2005, these contracts had no aggregate notional value, because they expired on December 31, 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of December 31, 2005, the Company has recorded a liability of $294 related to the fair market value of these economic hedges. The Company has recorded the aggregate net realized and unrealized loss of $849, for the year ended December 31, 2005, which is classified as Other income (expense) on the statement of operations.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of December 31, 2006, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers as of December 31, 2006, resulted in an asset to the Company of $2,180.  The Company recorded an unrealized gain of $2,180 for the year ended December 31, 2006 which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $2,073 for the year ended December 31, 2006, which is classified as Other income (expense) on the statement of operations.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$107,460	$107,460	$96,976	$96,976
Floating rate debt	50,000	50,000	135,000	135,000
Senior Notes	—	—	20	23
Derivative financial instruments - net asset (liability) position	2,180	2,180	(383)	(383)

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.  The fair value of the freight derivative was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers. The fair value of the Senior Notes has been determined based quoted market prices as of December 31, 2005.

11. REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2006, 2005 and 2004 was $60,613, $86,225 and $87,944, respectively. Future minimum rental receipts, based on vessels committed to non-cancelable time charter contracts, as of December 31, 2006 will be $118,723,  $101,280 and $74,454 during 2007, 2008 and 2009, respectively.

12. LEASE PAYMENTS

In February 2004, the Company entered into an operating lease for an aircraft. The lease has a term of five years and requires monthly payments by the Company of $125.  During the years ended December 31, 2006, 2005 and 2004, the Company recorded $876, $1,500 and $1,340 of net expense associated with this lease.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $105.  During the years ended December 31, 2006, 2005 and 2004, the Company recorded $1,255, $1,138 and $222 of expense associated with this lease.

Future minimum rental payments on the above leases for the next five years are as follows: 2007- $2,817, 2008- $2,817, 2009-$1,442, 2010- $1,344, 2011-$1,426, thereafter - $13,029.

13. SIGNIFICANT CUSTOMERS

For the years ended December 31, 2006 and 2005, the Company did not earn 10% or more of its voyage revenues from any single customer. For the year ended December 31, 2004, the Company earned $108,034 from one customer which represented 15.4% of voyage revenues.

14. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

Through April 2005, the Company rented office space as its principal executive offices in a building leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month to month basis in the amount of $55. For the years ended December 31, 2006, 2005 and 2004, the Company’s occupancy fees were $0, $220 and $660, respectively.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of December 31, 2006.

During the years ended December 31, 2006, 2005 and 2004, the Company incurred fees for legal services aggregating $289, $150 and $284, respectively, to the father of Peter C. Georgiopoulos, of which is $18 and $138 was outstanding as of December 31, 2006 and 2005, respectively.

In January 2006, the Company repurchased 4,176,756 shares of our common stock from OCM Principal Opportunities Fund, L.P. (“OCM”) in a privately negotiated transaction at $37.00 per share for a total purchase price of $154,540. Stephen A. Kaplan, a member of the Company’s board of directors, serves as a principal and portfolio manager of Oaktree Capital Management LLC, which is the general partner of OCM.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the year ended December 31, 2006, totaling $257, which was paid by Genco during 2006. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco. At December 31, 2006, none of this balance was outstanding.

During the year ended December 31, 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $52 based on actual time spent by the employee, of which $25 remains outstanding as of December 31, 2006.

During the years ended December 31, 2006, 2005 and 2004, Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers to the Company’s vessels aggregating $1,682, $5,945 and $707, respectively.  None of these balances were outstanding as of December 31, 2006 and 2005.  During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.

15. SAVINGS PLAN

In November 2001, the Company established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 25 percent of their annual salaries with the Company matching up to the first six percent. The matching contribution vests immediately. During 2006, 2005 and 2004, the Company’s matching contribution to the Plan was $347, $354 and $272, respectively.

16. STOCK-BASED COMPENSATION

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

On May 20, 2004, the Company granted options to purchase an aggregate of 20,000 shares of common stock to certain members of the Company’s board of directors at an exercise price of $22.57 (the closing price on the date of grant). These options vest in four equal installments on each of the first four anniversaries of the date of grant.

Until December 31, 2005, the Company followed the provisions of APB 25 to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123 had been adopted. Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted, so the intrinsic value is $0. The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. Estimated life of options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility as calculated using various data points during the period between the Company’s initial public offering date and the date of grant. Risk free interest is based on the U.S. Treasury yield curve in effect at the time of grant. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 53%, 47%, 63% and 54% for options granted during 2004, 2003, 2002 and 2001, respectively, risk free interest rate of 3.85%, 3.5%, 4.0% and 5.5% for options granted during 2004, 2003, 2002 and 2001, respectively, and no dividend yield for any options granted because, as of the grant dates, the Company had not paid any dividends. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 is $8.50 per share.

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

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. During the year ended December 31, 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $81, which reduced net income for the year by this amount and reduced basic earnings per share by $0.01.

As of December 31, 2006, there was $33 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized with a credit to paid-in capital over a weighted average period of  0.7 years.

The following table summarizes all stock option activity through December 31, 2006:

		Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value

Outstanding, January 1, 2004	393,375	13.75	$6.97
Granted	20,000	22.57	$11.22
Exercised	(186,850)	15.15	$7.23
Forfeited	(13,500)	16.86	$7.82
Outstanding, December 31, 2004	213,025	13.68	$6.13
Granted	—
Exercised	(106,825)	14.12	$6.84
Forfeited	(18,800)	9.05	$4.99
Outstanding, December 31, 2005	87,400	13.76	$6.78
Granted	—
Exercised	(60,900)	12.50	$6.12
Forfeited	(8,750)	17.55	$8.57
Outstanding, December 31, 2006	17,750	16.21	$7.87

A summary of the activity for nonvested stock option awards during the year ended of December 31, 2006 is as follows:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise Price	Fair Value

Outstanding and nonvested, January 1, 2006	58,500	12.16	$6.09

Granted	—	—	—
Vested	(38,250)	9.04	$4.68
Forfeited	(6,875)	17.33	$8.46

Outstanding and nonvested, December 31, 2006	13,375	18.42	$8.90

The following table summarizes certain information about stock options outstanding as of December 31, 2006 (all of which are expected to vest):

				Options Exercisable,
	Options Outstanding, December 31, 2006			December 31, 2006
			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number of	Average	Contractual	Number of	Exercise
Range of Exercise Price	Options	Exercise Price	Life	Options	Price

$6.06	2,625	$6.06	5.9	2,625	$6.06
$9.9 - $14.58	7,625	$13.45	6.7	1,750	$14.58
$18.00 - $22.57	7,500	$22.57	7.4	—	$—
	17,750	$16.21	6.9	4,375	$9.47

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

On February 9, 2005, the Company made grants of restricted common stock in the amount of 304,500 shares to certain officers and employees of the Company. Of this total, 150,000, 10,000 and 10,000 restricted shares were granted to the chief executive officer (“CEO”), chief financial officer and chief administrative officer, respectively, of the Company and 50,000 restricted shares were granted to the CEO of GMM. The remaining 84,500 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 150,000 shares granted to the CEO of the Company will lapse on November 16, 2014. The restrictions on the remaining 154,500 shares will lapse as to 20% of these shares on November 16, 2005 and as to 20% of these shares on November 16 of each of the four years thereafter, and will become fully vested on November 16, 2009. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On April 6, 2005, the Company granted to the CEO 350,000 shares of restricted common stock, with restrictions on all such shares to lapse on December 31, 2014. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On May 26, 2005, the Company granted a total of 4,800 shares of restricted common stock to four of the Company’s independent Directors. Restrictions on the restricted stock lapsed in May 2006. The foregoing grants were subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

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

On October 23, 2006, the Company granted 2,400 shares of restricted common stock to one of the Company’s independent Directors.  Restrictions on the restricted stock will lapse, if at all, on May 18, 2007 or the date of the Company’s 2007 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On December 18, 2006, the Company made grants of restricted common stock in the amount of 308,000 shares to certain officers and employees of the Company.  Of this total, 150,000, 20,000 and 10,000 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 30,000 restricted shares were granted to the president of GMM.  The remaining 98,000 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 150,000 shares granted to the CEO of the Company will lapse on November 15, 2016. The restrictions on 70,000 shares (including shares granted to individuals named above, exclusive of the CEO) will lapse as to 20% of these shares on November 15, 2007 and as to 20% of these shares on November 15 of each of the four years thereafter, and will become fully vested on November 15, 2011. The restrictions on the remaining 88,000 shares will lapse as to 25% of these shares on November 15, 2007 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2010. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2006 and 2005 is $35.53 per share and $44.45 per share, respectively.

A summary of the activity for restricted stock awards during the year ended of December 31, 2006 is as follows:

	Number of Shares	Weighted Average Fair Value

Outstanding and nonvested, January 1, 2006	1,757,000	$29.49

Granted	320,000	35.53
Vested	(109,375)	33.25
Forfeited	(23,300)	42.36
Outstanding and nonvested, December 31, 2006	1,944,325	$30.12

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of December 31, 2006:

Restricted Stock Grant Date	2007	2008	2009	2010	2011	Thereafter	TOTAL

November 26, 2002	$541	$541	$495	$—	$—	$—	$1,577
November 12, 2003	111						111
February 9, 2005	1,749	1,306	972	738	738	2,124	7,627
April 5, 2005	1,749	1,754	1,749	1,749	1,749	5,251	14,001
December 21, 2005	2,683	1,947	1,450	1,101	973	3,774	11,928
May 18, 2006	117	—	—	—	—	—	117
October 23, 2006	56	—	—	—	—	—	56
December 18, 2006	3,313	2,001	1,354	927	628	2,630	10,853

Total by year	10,319	$7,549	$6,020	$4,515	$4,088	$13,779	$46,270

As of December 31, 2006 and 2005, there was $46,270 and $45,516, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of December 31, 2006, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 3.9 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the years ended December 31, 2006, 2005 and 2004 was $9,625, $6,448 and $1,667, respectively.

17. STOCK REPURCHASE PROGRAM

In October 2005, the Company’s Board of Directors approved a share repurchase program for up to a total of $200,000 of the Company’s common stock. In February 2006, the Company’s Board approved an additional $200,000 for repurchases of the Company’s common stock under the share repurchase program.  The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to restrictions under our 2005 Credit Facility.

Through December 31, 2006, the Company repurchased and retired 6,765,913 shares of its common stock for $243,845.  As of December 31, 2006, the Company is permitted to acquire additional shares of its common stock for up to $156,155.

18. LEGAL PROCEEDINGS

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

The Company has been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain alleged illegal discharges of oily waste between October 2004 and December 2004.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis. During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  The Company has denied any wrongdoing in this matter by it or any of its employees but has been unable to negotiate an acceptable settlement.  On September 26, 2006, the Company received a letter from the U.S. Department of Justice stating that it may seek an indictment against the Company’s General Maritime Management LLC subsidiary in connection with its investigation.  The Company intends to defend any charges vigorously.  However, there can be no assurance that the Company will be able to obtain a favorable resolution or satisfactory settlement.

On February 4, 2005, the Genmar Kestrel was involved in a collision with the Singapore-flag tanker Trijata, which necessitated the trans-shipment of the Genmar Kestrel’s cargo and drydocking the vessel for repairs. The incident resulted in the leakage of some oil to the sea. Due to a combination of prompt clean up efforts, a light viscosity cargo onboard at the time of collision and favorable weather conditions, the Company believes that the incident resulted in minimal environmental damage. On February 2, 2006, a demand for arbitration was made by Standard Tankers Bahamas Ltd. (“Standard”), a subsidiary of Exxon Mobil Corporation, on its own behalf and on behalf of the owners of the cargo shipped on the Genmar Kestrel. The Company settled Standard’s claim by paying Standard, on August 9, 2006, $1,250 relating to partial loss, damage and/or contamination of the cargo and agreeing to indemnify Standard for its share of salvage liabilities and related expenses of $1,180. This aggregate $2,430 expense is recorded on the Company’s December 31, 2006 statement of operations as Other expense, which is a component of operating expenses. Any future liabilities recorded in connection with this incident (other than the amounts it has agreed to pay Standard) are generally covered by its insurance arrangements.

During September 2006, the Company paid $11,750 to ST Shipping & Transport Inc. (“ST”) to settle customer claims in connection with the 24 month time charter contracts for its nine OBO Aframax vessels. These arrangements required that the vessels meet specified speed and bunker consumption standards.  Pursuant to this settlement, ST cancelled the $16,250 letter of credit the Company had given ST pending the settlement of the matter.

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals  considered necessary for a fair presentation, have been included in a quarterly basis.

	2006 Quarter Ended				2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Voyage revenues	$105,756	75,959	77,648	66,621	$161,642	$135,475	$114,403	$156,381
Operating income	84,829	26,214	23,639	19,840	76,376	39,670	16,630	161,267
Net Income	84,357	26,071	23,995	22,408	68,491	32,061	7,177	104,628

Earnings Per Common Share:
Basic	$2.58	$0.83	$0.78	$0.73	$1.84	$0.86	$0.19	$2.83
Diluted	$2.52	$0.81	$0.76	$0.71	$1.80	$0.84	$0.19	$2.78

Weighted Average Shares Outstanding:
Basic	32,756	31,522	30,927	30,710	37,216	37,237	37,273	36,932
Diluted	33,444	32,209	31,749	31,492	38,062	38,066	38,076	37,619

20.  SHAREHOLDER RIGHTS PLAN

On December 2, 2005, the Company’s board of directors adopted a shareholder rights plan and declared a dividend distribution of one Right for each outstanding share of our common stock to shareholders of record on the close of business on December 7, 2005.  Each Right is nominally exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $175.00 per unit, subject to adjustment.

21. SUBSEQUENT EVENTS

During January 2007, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were approximately $63,000. This vessel is one of the vessels collateralizing the Company’s 2005 Credit Facility (see Note 8).

During February 2007, the Company decided to close General Maritime Management (UK) LLC, which provides commercial management services for the Company’s vessels, due to the higher percentage of our fleet that is on long-term time charter.  This office will cease its commercial management activities by March 31, 2007.  The cost of closing this office, which will be classified as a component of general and administrative expense when recognized during March 2007, will be approximately $160, substantially attributable to employee severance costs.

On February 20, 2007, the Company entered into an agreement to amend its 2005 Credit Facility.  The 2005 Credit Facility, as amended, will increase the total commitment of the lenders by $100,000 from $800,000 to $900,000.

Additionally, the Company will be permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $50,000 plus 50% of cumulative net excess cash flow after February 16, 2007.  In addition, the amendment will permit the Company to declare a one-time special dividend of up to $15 per share (up to an aggregate amount not to exceed $500,000) at any time prior to December 31, 2007.

Under the 2005 Credit Facility, as amended, on and at any time after April 1, 2007, the leverage ratio covenant will be eliminated and the minimum cash balance covenant will be reduced such that the Company will not be permitted to reduce the sum of (A) its unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000. Additionally, the Company has agreed to amend the minimum consolidated net worth covenant whereby it will not permit its consolidated net worth at any time prior to the business day preceding the payment of the one-time special dividend to be less than $500,000.  In addition, the Company has agreed to a new covenant whereby it will not permit its net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time from April 1, 2007.

Additionally, the lenders have agreed to the dissolution of certain subsidiary guarantors that no longer own any vessels or material assets. All other material terms of the 2005 Credit Facility remain unchanged.

On February 20, 2007,  the Company’s board of directors announced that the Company will be paying a quarterly dividend of $0.62 per share on or about March 23, 2007 to the shareholders of record as of March 9, 2007. The aggregate amount of the dividend is expected to be approximately $20,300, which we anticipate will be funded from cash on hand at the time payment is to be made.

On February 21, 2007, the Company’s board of directors announced that the Company will be paying a special dividend of $15.00 her share on our about March 23, 2007 to shareholders of record as of March 9, 2007.  The aggregate amount of the dividend is expected to be approximately $491,085, which we anticipate will be funded through borrowings under our 2005 Credit Facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent auditors regarding, the Company’s accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Management assessed the effectiveness of General Maritime Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that General Maritime Corporation maintained effective internal control over financial reporting as of December 31, 2006.

General Maritime Corporation’s independent registered public accounting firm has audited and issued their report on management’s assessment of General Maritime Corporation’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

General Maritime Corporation

New York, New York

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that General Maritime Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2007

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could have significantly affected internal controls over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding General Maritime’s directors and executive officers is set forth in General Maritime’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006 (the “2007 Proxy Statement”) and is incorporated by reference herein. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2007 Proxy Statement relating and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.generalmaritimecorp.com.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the New York Stock Exchange during 2006.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of General Maritime’s executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2007 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the beneficial ownership of shares of General Maritime’s common stock by certain persons is set forth in the 2007 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions of General Maritime is set forth in the 2007 Proxy Statement and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2007 Proxy Statement and is incorporated by reference herein.

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
4.5

First Supplemental Indenture, dated December 29, 2005, by and among General Maritime Corporation, certain subsidiaries of General Maritime Corporation and LaSalle Bank National Association, as trustee.(6)

4.6

Second Supplemental Indenture, dated December 30, 2005, by and among General Maritime Corporation, certain subsidiaries of General Maritime Corporation and LaSalle Bank National Association, as trustee.(6)

4.7

Amended and Restated Rights Agreement, dated as of August 31, 2006, between General Maritime Corporation and Mellon Investor Services LLC, as Rights Agent, together with Exhibits A, B and C attached thereto.(7)

10.1

Credit Agreement, dated, July 1, 2004, among General Maritime Corporation, the Lenders party thereto from time to time and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent under the Security Documents.(8)

10.2

First Amendment to Credit Agreement, dated August 31, 2004, among General Maritime Corporation, the Lenders party from time to time to the Credit Agreement and Nordea Bank Finland PLC, New York Branch, as Sole Lead Arranger, Sole Bookrunner and Administrative Agent.(8)

10.3

Second Amendment to the Credit Agreement, dated March 25, 2005, among General Maritime Corporation, the Lenders party from time to time to the Credit Agreement and Nordea Bank Finland PLC, New York Branch, as Sole Lead Arranger, Sole Bookrunner and Administrative Agent.(9)

10.4	Subsidiaries Guaranty, dated July 1, 2004, among the Guarantors set forth on the signature page thereto and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.(8)
10.5

Pledge and Security Agreement, dated July 1, 2004, among the Pledgors set forth on the signature page thereto and Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Pledgee and Deposit Account Bank.(8)

10.6	Cash Collateral Account Agreement, dated August 31, 2004, among General Maritime Corporation, as Assignor and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank and Collateral Agent.(8)
10.7	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to Credit Agreement, dated July 1, 2004.(8)
10.8	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to Credit Agreement, dated July 1, 2004.(8)

10.9	Form of First Preferred Ship Mortgage on Malta Flag Vessel, related to Credit Agreement, dated July 1, 2004.(8)
10.10	Amended and Restated 2001 Stock Incentive Plan, effective March 30, 2006.(10)
10.11	Amendment to Amended and Restated 2001 Stock Incentive Plan dated as of December 18, 2006.(*)
10.12	Form of Outside Director Stock Option Grant Certificate.(1)
10.13	Form of Incentive Stock Option Grant Certificate.(3)
10.14	Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Corporation and Peter C. Georgiopoulos.(11)
10.15	Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Corporation and John P. Tavlarios.(11)
10.16	Incentive Stock Option Agreement dated November 26, 2002 between General Maritime Corporation and John C. Georgiopoulos.(11)
10.17	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and Peter C. Georgiopoulos.(11)
10.18	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John P. Tavlarios.(11)
10.19	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John C. Georgiopoulos.(11)
10.20	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Andrew M. L. Cazalet.(11)
10.21	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and William J. Crabtree.(11)
10.22	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Rex W. Harrington.(11)
10.23	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Peter S. Shaerf.(11)
10.24	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Corporation dated as of November 30, 2004. (11)
10.25	Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Corporation and Peter C. Georgiopoulos.(12)
10.26	Form of Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Corporation and certain senior executive officers.(12)
10.27	Employment Agreement dated April 5, 2005, between General Maritime Corporation and Peter C. Georgiopoulos.(13)
10.28	Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Corporation and Peter C. Georgiopoulos.(13)

10.29	Employment Agreement dated April 22, 2005, between General Maritime Corporation and John P. Tavlarios.(14)
10.30	Employment Agreement dated April 22, 2005, between General Maritime Corporation and Jeffrey D. Pribor.(14)
10.31	Employment Agreement dated April 22, 2005, between General Maritime Corporation and John C. Georgiopoulos.(14)
10.32	General Maritime Corporation Change of Control Severance Program for U.S. Employees.(14)
10.33	Credit Agreement dated October 26, 2005, among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, DnB NOR Bank AG, New York Branch, and HSH Nordbank ASA.(15)
10.34	First Amendment to Credit Agreement dated June 28, 2006 among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, DnB NOR Bank AG, New York Branch, and HSH Nordbank ASA.(16)
10.35

Second Amendment to Credit Agreement dated as of February 16, 2007, among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, Dnb NOR Bank AG, New York Branch and HSH Nordbank ASA.(*)

10.36	Agreement and General Release dated November 22, 2005, between John M. Ramistella and General Maritime Management LLC.(17)
10.37	Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Corporation and Peter C. Georgiopoulos.(18)
10.38	Form of Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Corporation and certain senior executive officers.(18)
10.39	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Corporation and John O. Hatab. (*)
10.40	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Corporation and Rex W. Harrington. (*)
10.41	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Corporation and William J. Crabtree. (*)
10.42	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Corporation and Peter S. Shaerf. (*)
10.43	Restricted Stock Grant Agreement dated October 23, 2006 between General Maritime Corporation and Stephen A. Kaplan. (*)
10.44	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Corporation and John P. Tavlarios. (*)
10.45	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Corporation and Jeffrey D. Pribor. (*)
10.46	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Corporation and John C. Georgiopoulos. (*)
10.47	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Corporation and Peter C. Georgiopoulos. (*)

10.48	Form of Restricted Stock Grant Agreement dated December 18, 2006. (*)
10.49	Form of Restricted Stock Grant Agreement dated December 18, 2006. (*)
10.50	Share Repurchase Agreement between the Company and OCM Capital Opportunities Fund, L.P. dated January 4, 2006.(19)
12.1	Computation of Ratio of Earnings to Fixed Charges.(*)
21.1	Subsidiaries of General Maritime Corporation.(*)
23.1	Consent of Independent Registered Public Accounting Firm.(*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended.(*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended.(*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

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

(5)                                  Incorporated by reference to General Maritime’s Form S-4 filed with the Securities and Exchange Commission on June 20, 2003.

(6)                                  Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2005.

(7)                                  Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.

(8)                                  Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004.

(9)                                  Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005.

(10)                            Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.

(11)                            Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(12)                            Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(13)                            Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2005.

(14)                            Incorporated by reference to General Maritime’s Annual Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

(15)                            Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005.

(16)                            Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.

(17)                            Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2005.

(18)                            Incorporated by reference to General Maritime’s Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

(19)                            Incorporated by reference to General Maritime’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MARITIME CORPORATION

By:	/s/ Peter C. Georgiopoulos
Name: Peter C. Georgiopoulos
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 1, 2007.

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