Form 10-Q
period 2007-03-31
GENERAL MARITIME CORP/
filed 2007-05-10
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 1, 2007:

Common Stock, par value $0.01 per share 32,900,678 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

Item 1. Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$76,894	$107,460
Due from charterers, net	17,569	13,288
Prepaid expenses and other current assets	16,488	17,117
Total current assets	110,951	137,865

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $161,766 and $152,840, respectively	646,883	592,686
Vessel construction in progress	49,983	77,416
Other fixed assets, net	8,426	8,257
Deferred drydock costs, net	18,276	18,572
Deferred financing costs, net	5,424	4,469
Derivative asset	500	2,180
Other assets	1,543	1,000
Goodwill	1,245	1,245
Total noncurrent assets	732,280	705,825
TOTAL ASSETS	$843,231	$843,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,809	$18,698
Deferred voyage revenue	7,505	8,449
Total current liabilities	28,314	27,147
NONCURRENT LIABILITIES:
Long-term debt	540,000	50,000
Other noncurrent liabilities	3,020	2,630
Total noncurrent liabilities	543,020	52,630
TOTAL LIABILITIES	571,334	79,777
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 32,740,732 and 32,739,107 shares at March 31, 2007 and December 31, 2006, respectively	328	328
Paid-in capital	271,569	438,801
Retained earnings	—	324,784
Total shareholders’ equity	271,897	763,913
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$843,231	$843,690

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2007	2006
VOYAGE REVENUES:
Voyage revenues	$68,223	$105,756
OPERATING EXPENSES:
Voyage expenses	10,950	19,686
Direct vessel expenses	11,802	14,298
General and administrative	13,669	12,399
Depreciation and amortization	11,866	9,867
Gain on sale of vessels	—	(35,323)
Total operating expenses	48,287	20,927
OPERATING INCOME	19,936	84,829
OTHER EXPENSE:
Interest expense- net	(593)	(691)
Other (expense) income	(2,678)	219
Total other expense	(3,271)	(472)
Net income	$16,665	$84,357

Basic earnings per common share	$0.54	$2.58
Diluted earnings per common share	$0.53	$2.52

Weighted average shares outstanding:
Basic	30,794,920	32,756,131
Diluted	31,612,373	33,444,388

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(IN THOUSANDS)

			Retained
			Earnings
	Common	Paid-in	(Accumulated
	Stock	Capital	Deficit)	Total
Balance as of January 1, 2007	$328	$438,801	$324,784	$763,913
Net income	—	—	16,665	16,665
Exercise of stock options	—	18	—	18
Cash dividends paid	—	(169,962)	(341,449)	(511,411)
Restricted stock amortization, net of forfeitures	—	2,712	—	2,712
Balance at March 31, 2007 (unaudited)	$328	$271,569	$—	$271,897

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$16,665	$84,357
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of vessels	—	(35,323)
Depreciation and amortization	11,866	9,867
Amortization of deferred financing costs	225	—
Stock-based compensation expense	2,712	2,425
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(4,281)	27,892
Decrease in prepaid expenses and other assets	104	2,822
Increase (decrease) in accounts payable and accrued expenses	(743)	(8,163)
Decrease in deferred voyage revenue	(944)	(1,102)
Deferred drydock costs incurred	(2,191)	(1,255)
Net cash provided by operating activities	23,413	81,520

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of vessels	—	124,456
Purchase of other fixed assets	(418)	(218)
Payments for vessel construction in progress	(35,590)	(36,925)
Net cash (used) provided by investing activites	(36,008)	87,313

CASH FLOWS USED BY FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	490,000	160,000
Payments on revolving credit facilities	—	(85,000)
Increase in deferred financing costs	(1,180)	(50)
Payments to acquire and retire common stock	—	(178,865)
Proceeds from the exercise of stock options	—	11
Cash dividends paid	(506,791)	(67,970)
Net cash used by financing activities	(17,971)	(171,874)
Net decrease in cash	(30,566)	(3,041)
Cash, beginning of the year	107,460	96,976
Cash, end of period	$76,894	$93,935
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$545	$1,250
Delivery of Vessel from Vessel construction in progress	$63,146	$61,657

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

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2006 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2006.

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

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS - Voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At March 31, 2007 and December 31, 2006, the Company has a reserve of $943 and $1,333, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS - Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. As of March 31, 2007 and December 31, 2006, the Company believes that there are no unasserted claims on its vessels under time charter contracts; accordingly, there is no reserve as of March 31, 2007 and December 31, 2006.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the three months ended March 31, 2006 and 2006, the Company capitalized $721 and $1,109, respectively, of interest expense.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

DERIVATIVE FINANCIAL INSTRUMENTS—The Company may, from time to time, be party to derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, and (c) declines in future spot rates, which would reduce revenues on future voyages of vessels trading on the spot market. The Company considers the derivative financial instruments the Company has entered into to be economic hedges against these risks, although they do not qualify as hedges for accounting purposes. As such, the Company records the fair value of the derivative financial instruments on its balance sheet as a net Derivative liability. Changes in fair value in the derivative financial instruments, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other expense or income on the statement of operations. As of March 31, 2007, the Company is party to a freight derivative (see Note 8).

RECENT ACCOUNTING PRONOUNCEMENTS—  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company adopted FIN 48 effective January 1, 2007.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48.  The Company qualifies for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, from U.S. federal income tax on shipping income that is derived from U.S. sources. The Company is similarly exempt from state and local income taxation.  The adoption of this Interpretation did not  have a material effect on its consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on September 15, 2006. SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on the financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 is effective for the Company commencing in 2008. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has adopted SFAS No. 157. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2007 and 2006, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding, basic	30,794,920	32,756,131
Diluted earnings per share:
Weighted average common shares outstanding	30,794,920	32,756,131
Stock options	7,400	49,726
Restricted stock awards	810,053	638,531
Weighted average common shares outstanding, diluted	31,612,373	33,444,388

3.             CASH FLOW INFORMATION

The Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of Other fixed assets and Vessel construction in progress of approximately $181 and $123 for the three months ended March 31, 2007.

4.             SALE OF VESSELS

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

This office ceased its vessel operations during May 2006 and the cost of closing this office was approximately $1,300, primarily attributable to employee severance costs, as well as professional fees and the rent associated with the remainder of the lease which expired at the end of 2006. The Company incurred approximately $550 of these costs during the three months ended March 31, 2006, which has been classified as a component of general and administrative expense on the statement of operations, of which approximately $145 had been paid. The remainder of the total cost, which was a component of general and administrative expense on the Company’s statement of operations, was recognized during the remainder of 2006. All of these costs resulted in cash payments.

During February 2007, the Company decided to close its office in London, England, operated by General Maritime Management (UK) LLC, which provides commercial management services for the Company’s vessels, due to a large increase in the percentage of the fleet that is on long-term time charter.  This office ceased its commercial management activities during March 2007.  The cost of closing this office, which was classified as a component of general and administrative expense, was approximately $160, and was substantially attributable to employee severance costs which were paid during March 2007.

5.             VESSEL ACQUISITIONS/ DELIVERIES

During the three months ended March 31, 2006, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $61,671.

During the three months ended March 31, 2007, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $63,146.

Both of these vessels are part of the 19 vessels that collateralize the Company’s 2005 Credit Facility (see Note 7).

6.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
Accounts payable	$5,902	$4,384
Accrued operating	6,347	8,885
Accrued administrative	8,560	5,429
Total	$20,809	$18,698

7.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2007	December 31,
	(Unaudited)	2006
2005 Credit Facility	$540,000	$50,000
Total	$540,000	$50,000
Less: Current portion of long-term debt	—	—
Long-term debt	$540,000	$50,000

2005 Credit Facility

On October 26, 2005, the Company entered into an $800,000 revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders.

On February 20, 2007, the Company entered into an agreement to amend the 2005 Credit Facility.  The 2005 Credit Facility, as amended, increased the total commitment of the lenders by $100,000 from $800,000 to $900,000.

Pursuant to this amendment, the Company we will be permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $50,000 plus 50% of cumulative net excess cash flow after February 16, 2007.  In addition, the amendment permits the Company to declare a one-time special dividend of up to $15 per share (up to an aggregate amount not to exceed $500,000 at any time prior to December 31, 2007.

Under the 2005 Credit Facility, as amended, on and at any time after April 1, 2007, the leverage ratio covenant will be eliminated and the minimum cash balance covenant will be reduced such that we will not be permitted to reduce the sum of

(A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000. Additionally, the Company has agreed to amend the minimum consolidated net worth covenant whereby the Company will not permit its consolidated net worth at any time prior to the business day preceding the payment of the one-time special dividend to be less than $500,000.  In addition, the Company has agreed to a new covenant whereby it will not permit its net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time from April 1, 2007.

As of March 31, 2007, the Company is in compliance, in all material repects, with all of the financial covenants under its 2005 Credit Facility.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50,063 beginning October 26, 2009 and a bullet reduction of $599,625 at the end of year seven. Up to $50,000 of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of March 31, 2007, the Company has outstanding letters of credit aggregating $5,658 which expire between November 2007 and March 2008, leaving $44,342 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of March 31, 2007 and December 31, 2006, $540,000 and $50,000, respectively, of the facility is outstanding. The facility is collateralized by 19 of the Company’s double-hull vessels and its two new building Suezmax contracts, with carrying values as of March 31, 2007 of $646,883 and $49,983, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions included in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend its governing documents or documents related to its Senior Notes, and merge, consolidate, or dispose of assets. The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

During the three months ended March 31, 2007 and 2006, the Company paid dividends of $511,411 and $67,970, respectively.  Included in the dividends paid during the three months ended March 31, 2007 are special dividends of $15 per share of $491,111 which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the three months ended March 31, 2007 ranged from 6.13% to 6.25% on the 2005 Credit Facility.

Based on borrowings as of March 31, 2007, none of the $540,000 outstanding under the 2005 Credit Facility is due until 2012.

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

Interest expense under all of the Company’s 2005 Credit Facility and Senior Notes aggregated $1,357 and $2,062 for the three months ended March 31, 2007 and 2006, respectively.

8.             DERIVATIVE FINANCIAL INSTRUMENTS

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  The Company has taken a short position in this freight derivative contract, which reduces a portion of the Company’s exposure to the spot charter market by creating synthetic time charter. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a specified bunker price index.  The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route.  The Company uses freight derivative contracts as economic hedges, but has not designated them as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income or expense in each reporting period.  As of March 31, 2007, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers as of March 31, 2007, resulted in an asset to the Company of $500.  The Company recorded an unrealized loss of $1,680 for the three months ended March 31, 2007, which is reflected on the Company’s statement of operations as Other expense.  The Company has recorded an aggregate realized loss of $984 for the three months ended March 31, 2007, which is classified as Other expense on the statement of operations.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the freight derivative; however, the Company does not currently expect non-performance by any of the counterparties.

9.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of March 31, 2007.

During the three months ended March 31, 2007 and 2006, the Company incurred fees for legal services aggregating $58 and $102, respectively, to the father of Peter C. Georgiopoulos, $41 of which is outstanding as of March 31, 2007.

In January 2006, the Company repurchased 4,176,756 shares of its common stock from OCM Principal Opportunities Fund, L.P. (“OCM”) in a privately negotiated transaction at $37.00 per share for a total purchase price of $154,540. Stephen A. Kaplan, a member of the Company’s board of directors, serves as a principal and portfolio manager of Oaktree Capital Management LLC, which is the general partner of OCM.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the three months ended March 31, 2007 and 2006 totaling $0 and $139, respectively. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco.  At March 31, 2007, none of this balance was outstanding.

During the three months ended March 31, 2007, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $35 based on actual time spent by the employee, of which $15 remains outstanding as of March 31, 2007.

During the three months ended March 31, 2007 and 2006, Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers to the Company’s vessels aggregating $402 and $469, respectively.  None of these balances were outstanding as of March 31, 2007. During the three months ended March 31, 2007 Aegean has incurred travel related expenditures for use of the Company aircraft totaling $98. At March 31, 2007 this balance remains outstanding. During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposed will be monitored from time to time by the Audit Committee. During the three months ended March 31, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from third-party charterer on four occasions and incurred charter fees totaling $92 directly to the third-party charterer. During the three months ended March 31, 2006, Peter C. Geogiopoulos chartered the Company’s aircraft from the third-party charterer on five occasions and incurred charter fees totaling $83 directly to the third-party charterer. During the three months ended March 31, 2006, John Tavlarios chartered the Company’s aircraft from the third-party charterer on one occasion and paid charter fee totaling $7 directly to the third-party charterer.

10.          STOCK-BASED COMPENSATION

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

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. During the three months ended March 31, 2007 and 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $10 and $25, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of March 31, 2007, there was $23 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized with a credit to paid-in capital over a weighted average period of  0.6 years.

The following table summarizes all stock option activity during the three months ended March 31, 2007:

		Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value

Outstanding, January 1, 2007	17,750	$16.21	$7.87
Granted	—	—	—
Expired	—	—	—
Exercised	(1,625)	$11.30	$5.39
Forfeited	(2,000)	$6.06	$3.43
Outstanding, March 31, 2007	14,125	$18.21	$8.78
Exercisable as of March 31, 2007	750	$14.58	$6.61

A summary of the activity for nonvested stock option awards during the three months ended March 31, 2007 is as follows:

Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value

Outstanding and nonvested, January 1, 2007	13,375	$18.42	$8.90
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding and nonvested, March 31, 2007	13,375	$18.42	$8.90

The following table summarizes certain information about stock options outstanding as of March 31, 2007 (all of which are expected to vest in accordance with their terms):

				Options Exercisable,
	Options Outstanding, March 31, 2007			March 31, 2007
			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number of	Average	Contractual	Number of	Exercise
Range of Exercise Price	Options	Exercise Price	Life	Options	Price

$ 9.98 - $14.58	6,625	$13.28	6.5	750	$14.58
$ 8.00 - $22.57	7,500	$22.57	7.1	—	$—
	14,125	$18.21	$6.8	750	9.47

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

On October 23, 2006, the Company granted 2,400 shares of restricted common stock to one of the Company’s independent Directors.  Restrictions on the restricted stock will lapse, if at all, on May 18, 2007 or the date of the Company’s 2007 Annual Meeting of Shareholders, whichever occurs first. The foregoing grant is subject to accelerated vesting upon certain circumstances set forth in the grant agreement.

On December 18, 2006, the Company made grants of restricted common stock in the amount of 308,000 shares to certain officers and employees of the Company.  Of this total, 150,000, 20,000 and 10,000 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 30,000 restricted shares were granted to the president of GMM.  The remaining 98,000 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 150,000 shares granted to the CEO of the Company will lapse on November 15, 2016. The restrictions on 70,000 shares (including shares granted to the executives identified above, exclusive of the CEO) will lapse as to 20% of these shares on November 15, 2007 and as to 20% of these shares on November 15 of each of the four years thereafter, and will become fully vested on November 15, 2011. The restrictions on the remaining 88,000 shares will lapse as to 25% of these shares on November 15, 2007 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2010. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

No restricted stock was granted during the three months ended March 31, 2007 and 2006.

A summary of the activity for restricted stock awards during the three months ended March 31, 2007 is as follows:

Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2007	1,944,325	$30.12
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding and nonvested, March 31, 2007	1,944,325	$30.12

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of March 31, 2007:

	2007 *	2008	2009	2010	2011	Thereafter	TOTAL

Restricted Stock Grant Date

November 26, 2002	$406	$541	$495	$—	$—	$—	$1,442
November 12, 2003	81						81
February 9, 2005	1,304	1,306	972	738	738	2,124	7,182
April 5, 2005	1,318	1,754	1,749	1,749	1,749	5,251	13,570
December 21, 2005	1,997	1,947	1,450	1,101	973	3,774	11,242
May 18, 2006	41	—	—	—	—	—	41
October 23, 2006	19	—	—	—	—	—	19
December 18, 2006	2,452	2,001	1,354	927	628	2,630	9,992

Total by year	7,618	$7,549	$6,020	$4,515	$4,088	$13,779	$43,569

* Represents the period from April 1- December 31, 2007.

As of March 31, 2007 and December 31, 2006, there was $43,569 and $46,270, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of March 31, 2007, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 3.9 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended March 31, 2007 and 2006 was $2,702 and $2,400, respectively.

11.          STOCK REPURCHASE PROGRAM

In October 2005, the Company’s Board of Directors approved a share repurchase program for up to a total of $200,000 of the Company’s common stock. In February 2006, the Company’s Board approved an additional $200,000 for repurchases of the Company’s common stock under the share repurchase program.  The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to restrictions under the 2005 Credit Facility.

Through March 31, 2007, the Company repurchased and retired 6,765,913 shares of its common stock for $243,845.  As of March 31, 2007, the Company is permitted to acquire additional shares of its common stock for up to $156,155.

12.          LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or its subsidiaries are a party or of which its property is the subject. From time to time in the future, the Company may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by the Company of significant financial and managerial resources.

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

13.          SUBSEQUENT EVENT

On May 1, 2007, the Company’s Board of Directors declared a $0.50 per share dividend that will be payable on or about May 31, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) changes in demand; (ii) a material decline in rates in the tanker market; (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (v) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (vi) actions taken by regulatory authorities; (vii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (viii) changes in the typical seasonal variations in tanker charter rates; (ix) changes in the cost of other modes of oil transportation; (x) changes in oil transportation technology; (xi) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xii) changes in general domestic and international political conditions; (xiii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xiv) changes in the itineraries of the Company’s vessels; (xv) delays in the construction or delivery of contracted newbuildings; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2006 and our subsequent reports on Form 8-K. Our ability to pay dividends in any period will depend upon factors including the satisfaction of certain conditions under our secured credit facility, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2007 and 2006. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services and a large mid-sized tanker fleet operator. As of March 31, 2007 our fleet consisted of 19 wholly owned vessels comprised of 10 Aframax vessels and nine Suezmax tankers, with a total cargo carrying capacity of 2.4 million deadweight tons. In addition, we have two newbuilding Suezmax tankers which are anticipated to be delivered during October 2007 and January 2008.

A summary of our vessel acquisitions and dispositions during 2005, 2006 and 2007 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Alta	Sold	Suezmax	November 10, 2005
Genmar Boss	Sold	Aframax	November 15, 2005
Genmar Nestor	Sold	Aframax	November 22, 2005
Genmar George	Sold	Aframax	November 25, 2005
Genmar Sky	Sold	Suezmax	November 25, 2005
Genmar Honour	Sold	Suezmax	November 28, 2005
Genmar Commander	Sold	Aframax	November 30, 2005
Genmar Prometheus	Sold	Suezmax	December 1, 2005
Genmar Conqueror	Sold	Suezmax	December 8, 2005
Genmar Ariston	Sold	Suezmax	December 10, 2005
Genmar Leonidas	Sold	Aframax	December 19, 2005
Genmar Kestrel	Sold	Suezmax	December 21, 2005
Genmar Sun	Sold	Aframax	December 21, 2005
Genmar Spartiate	Sold	Suezmax	January 5, 2006
Genmar Macedon	Sold	Suezmax	January 6, 2006
Genmar Zoe	Sold	Suezmax	January 14, 2006
Genmar Gabriel	Sold	Aframax	January 23, 2006
Genmar Endurance	Sold	Aframax	March 12, 2006
Genmar Harriet G	Delivered	Suezmax	March 1, 2006
Genmar Pericles	Sold	Aframax	April 4, 2006
Genmar Spirit	Sold	Aframax	April 4, 2006
Genmar Challenger	Sold	Aframax	April 6, 2006
Genmar Champ	Sold	Aframax	April 18, 2006
Genmar Trust	Sold	Aframax	April 18, 2006
Genmar Trader	Sold	Aframax	May, 2 2006
Genmar Hector	Sold	Aframax	May 19, 2006
Genmar Star	Sold	Aframax	May 30, 2006
Genmar Kara G	Delivered	Suezmax	January 15, 2007

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

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Through our wholly owned subsidiaries, General Maritime Management LLC and General Maritime Management (Portugal) Lda, we currently provide the commercial and technical management necessary for the operations of all of our vessels, which include ship maintenance, officer staffing, crewing, technical support, shipyard supervision, and risk management services.

During February 2007, we decided to close our office in London, England, operated by General Maritime Management (UK) LLC, which provides commercial management services for our vessels, due to the large increase in the percentage of our fleet that is on long-term time charter.  This office ceased its commercial management activities during March 2007.  The cost of closing this office, which we classified as a component of general and administrative expense in March 2007, was approximately $0.2 million, and was substantially attributable to employee severance costs.  All of these costs resulted in cash expenditures.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

INCOME STATEMENT DATA	Three months ended
(Dollars in thousands, except per share data)	March-07	March-06
Voyage revenues	$68,223	$105,756
Voyage expenses	10,950	19,686
Direct vessel expenses	11,802	14,298
General and administrative expenses	13,669	12,399
Depreciation and amortization	11,866	9,867
Gain on sale of vessels	—	(35,323)
Total operating expenses	48,287	20,927
Operating income	19,936	84,829
Net interest expense	593	691
Other expense (income)	2,678	(219)
Net Income	16,665	$84,357

Basic earnings per share	0.54	$2.58

Diluted earnings per share	$0.53	$2.52

Weighted average shares outstanding, thousands	$30,795	32,756
Diluted average shares outstanding, thousands	31,612	33,444

BALANCE SHEET DATA, at end of period
(Dollars in thousands)	March-07	December-06
Cash	76,894	107,460
Current assets, including cash	110,951	137,865
Total assets	843,231	843,690
Current liabilities, including current portion of long-term debt	28,314	27,147
Current portion of long-term debt	—	—
Total long-term debt, including current portion	540,000	50,000
Shareholders’ equity	271,897	763,913

OTHER FINANCIAL DATA	Three months ended
(dollars in thousands)	March-07	March-06

Net cash provided by operating activities	23,717	81,520
Net cash (used) provided by investing activities	(36,312)	87,313
Net cash used by financing activities	(17,971)	(171,874)
Capital expenditures
Vessel sales (purchases), including deposits	(35,713)	87,531
Drydocking or capitalized survey or improvement costs	(2,191)	(1,255)
Weighted average long-term debt	99,000	191,270
OTHER DATA
EBITDA (1)	29,124	94,915
FLEET DATA
Total number of vessels at end of period	19	26
Average number of vessels (2)	18.8	26.6
Total voyage days for fleet (3)	1,633	2,306
Total time charter days for fleet	1,005	987
Total spot market days for fleet	628	1,319
Total calendar days for fleet (4)	1,695	2,393
Fleet utilization (5)	96.3%	96.4%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$35,072	$37,325
Direct vessel operating expenses per vessel (7)	6,963	5,976
EBITDA	17,182	39,664

	Three months ended
	March-07	March-06
EBITDA Reconciliation
Net Income	$16,665	$84,357
+ Net interest expense	593	691
+ Depreciation and amortization	11,866	9,867
EBITDA	$29,124	$94,915

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months ended March 31, 2007 and 2006 is set forth in the table below.

Income statement margin analysis

(% of net voyage revenues)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2007	2006
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%
Direct vessel expenses	20.6%	16.6%
General and administrative expenses	23.9%	14.4%
Depreciation and amortization	20.7%	11.4%
Gain on sale of vessels	0.0%	-41.0%
Operating income	34.8%	98.6%
Net interest expense	-1.0%	-0.8%
Other expense	-4.7%	0.2%
Net income	29.1%	98.0%

(1)            Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA	FOR THE THREE MONTHS
(Dollars in thousands, except share data)	ENDED MARCH 31,
	2007	2006

Voyage revenues	$68,223	$105,756
Voyage expenses	(10,950)	(19,686)
Net voyage revenues	$57,273	$86,070

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

VOYAGE REVENUES—Voyage revenues decreased by $37.6 million, or 35.5%, to $68.2 million for the three months ended March 31, 2007 compared to $105.8 million for the prior year period. This decrease is primarily due to the 29.2% decrease in the number of vessel operating days during the three months ended March 31, 2007 to 1,633 days from 2,306 days in the prior year period, attributable to a decrease in the size of our fleet. The average size of our fleet decreased to 18.8 (10.0 Aframax, 8.8 Suezmax) vessels during the three months ended March 31, 2007 compared to 26.6 (19.0 Aframax, 7.6 Suezmax) during the prior year. This decrease is consistent with our strategy to selectively sell older vessels when and if appropriate opportunities are identified in order to adjust our fleet characteristics and profile to suit customer preferences and to monetize investments in vessels to generate capital for potential future growth. However, there can be no assurance that we will grow our fleet in 2007. Voyage revenues are expected to decrease during 2007 as compared to 2006 due to our smaller fleet size.

VOYAGE EXPENSES—Voyage expenses decreased $8.7 million, or 44.4%, to $11.0 million for the three months ended March 31, 2007 compared to $19.7 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in voyage expenses during the three months ended March 31, 2007 is primarily due to a reduction in the number of days our vessels operated under spot charters, which decreased by 691, or 52.4%, to 628 days (331 days Aframax, 297 days Suezmax) from 1,319 days (694 days Aframax, 625 days Suezmax) during the prior year. Fuel cost decreased by $7.6 million, or 52.8%, to $6.8 million during the three months ended March 31, 2007 compared to $14.4 million during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $1.4 million, or 27.5%, to $3.5 million during the three months ended March 31, 2007 compared to $4.9 million during the prior year period. Included in these port costs are Suez Canal transit costs of approximately $0.5 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. Voyage expenses are expected to decrease during 2007 as compared to 2006 due to our smaller fleet size as well and the higher percentage of days our fleet will be on time charters during 2007 as compared to 2006.

NET VOYAGE REVENUES—Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $28.8 million, or 33.5%, to $57.3 million for the three months ended March 31, 2007 compared to $86.1 million for the prior year period. This decrease is primarily attributable to the 29.2% decrease in the number of vessel operating days during the three months ended March 31, 2007 to 1,633 days from 2,306 days in the prior year period, attributable to a decrease in the size of our fleet. Our average TCE rates decreased to $35,072 during the three months ended March 31, 2007 compared to $37,324 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended March 31,		Increase
	2007	2006	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$17,013	$22,632	$(5,619)	-24.8%
Suezmax	16,654	—	16,654	n/m
Total	33,667	22,632	11,035	48.8%
Spot charter:
Aframax	13,570	26,875	(13,305)	-49.5%
Suezmax	10,035	36,563	(26,528)	-72.6%
Total	23,605	63,438	(39,833)	-62.8%

TOTAL NET VOYAGE REVENUE	$57,272	$86,070	$(28,798)	-33.5%

Vessel operating days:
Time charter:
Aframax	555	987	(432)	-43.8%
Suezmax	450	—	450	n/m
Total	1,005	987	18	1.8%
Spot charter:
Aframax	331	694	(363)	-52.3%
Suezmax	297	625	(328)	-52.5%
Total	628	1,319	(691)	-52.4%
TOTAL VESSEL OPERATING DAYS	1,633	2,306	(673)	-29.2%
AVERAGE NUMBER OF VESSELS	18.8	26.6	(7.8)	-29.3%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$30,655	$22,930	$7,725	33.7%
Suezmax	$37,010	n/m	n/m	n/m
Combined	$33,500	$22,930	$10,570	46.1%
Spot charter:
Aframax	$40,996	$38,725	$2,271	5.9%
Suezmax	$33,789	$58,502	$(24,713)	-42.2%
Combined	$37,588	$48,096	$(10,508)	-21.8%
TOTAL TCE	$35,072	$37,324	$(2,252)	-6.0%

As of March 31, 2007, 13 of our vessels are on time charters expiring between August 2007 and February 2010, as shown below:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)
Genmar Ajax	Aframax	November 30, 2009	$34,000 (2)
Genmar Alexandra	Aframax	November 10, 2007	$34,000
Genmar Argus	Suezmax	November 5, 2009	$38,500
Genmar Defiance	Aframax	December 24, 2009	$29,500
Genmar Harriet G.	Suezmax	March 3, 2010	$38,000
Genmar Hope	Suezmax	August 11, 2009	$36,500
Genmar Horn	Suezmax	November 22, 2009	$38,500
Genmar Kara G.	Suezmax	March 10, 2010	$38,000
Genmar Orion	Suezmax	February 25, 2010	$38,000
Genmar Phoenix	Suezmax	October 31, 2009	$38,500
Genmar Princess	Aframax	October 23, 2009	$27,750
Genmar Progress	Aframax	August 10, 2007	$28,000
Genmar Spyridon	Suezmax	October 12, 2009	$38,500

(1)            Before brokers’ commissions.

(2)            Rate is reduced to $29,500 per day on December 1, 2007 and further reduced to $25,000 per day on December 1, 2008.

DIRECT VESSEL EXPENSES—Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $2.5 million, or 17.5%, to $11.8 million for the three months ended March 31, 2007 compared to $14.3 million for the prior year period. This decrease is primarily due to a 29.3% decrease in the average size of our fleet to 18.8 vessels (10.0 Aframax, 8.8 Suezmax) during the three months ended March 31, 2007 compared to 26.6 vessels (19.0 Aframax, 7.6 Suezmax) during the prior year period. On a daily basis, direct vessel expenses per vessel increased by $987, or 16.5%, to $6,963 ($6,971 Aframax, $6,953 Suezmax) for the three months ended March 31, 2007 compared to $5,976 ($5,629 Aframax, $6,842 Suezmax) for the prior year period. This increase is primarily associated with certain crewing costs, which include changes to higher cost crew complements during the three months ended March 31, 2007 as compared to the prior year period and costs associated with transitioning to General Maritime Management LLC during the three months ended March 31, 2007 the technical management function of two vessels that were previously outsourced to a third party; insurance costs, which include higher insurance premiums and deductibles paid during the three months ended March 31, 2007 as compared to the prior year period; and lubricating oils.

We anticpate that direct vessel expenses will remain flat during 2007 as compared to 2006 due to the slight decrease in the average size of our fleet during 2007 as compared to 2006 and higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2007 due to higher crew, lubricating oils and insurance costs.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses increased by $1.3 million, or 10.2%, to $13.7 million for the three months ended March 31, 2007 compared to $12.4 million for the prior year period. This increase is primarily reflects the following:

(a) a $1.9 million increase in financial advisory fees during the three months ended March 31, 2007 compared to the prior year period associated with financial advisory services received pursuant to our determination to pay a special dividend;

(b) a $1.0 million increase in compensation cost to our U.S. based personnel, comprised primarily of certain severance costs and a non-cash increase in restricted stock amortization for our U.S.-based personnel for the three months ended March 31, 2007, compared to the prior year period; and

(c) a $1.5 million decrease in costs associated with our operation of our foreign office in Greece for the three months ended March 31, 2006, inclusive of severance costs.  This office incurred minimal costs during 2007.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $2.0 million, or 20.3%, to $11.9 million for the three months ended March 31, 2007 compared to $9.9 million for the prior year period. Vessel depreciation was $8.9 million during the three months ended March 31, 2007 compared to $8.1 million during the prior year period. This increase is primarily due to the additions to our fleet of the Harriet G in March 2006 and the Kara G in January 2007.  Although the size of our fleet decreased to 18.8 (10.0 Aframax, 8.8 Suezmax) vessels during the three months ended March 31, 2007 compared to 26.6 (19.0 Aframax, 7.6 Suezmax) during the prior year, such reduction relates to vessels that were not being depreciated during the 2006 period because they had been classified as held for sale as of December 31, 2005.

Amortization of drydocking increased by $1.2 million, or 87.6%, to $2.5 million for the three months ended March 31, 2007 compared to $1.3 million for the prior year period.  This increase reflects amortization in 2007 of the $11.9 million of drydock costs capitalized during the year ended December 31, 2006.

GAIN ON SALE OF VESSELS—During the three months ended March 31, 2006, we sold three single-hull Suezmax vessels, one double-sided Aframax vessel and one Aframax OBO vessel for aggregate net proceeds of $124.5 million, and a net gain on sale of vessels of $35.3 million.  All of these vessels were classified as Vessels held for sale on our balance sheet as of December 31, 2006. As of March 31, 2006, we had eight Aframax OBO vessels with an aggregate book value of $205.2 million classified as Vessels held for sale on our balance sheet.  These vessels were under contract to be sold en bloc to their new owner during the second quarter of 2006.

NET INTEREST EXPENSE—Net interest expense decreased by $0.1 million, or 14.2%, to $0.6 million for the three months ended March 31, 2007 compared to $0.7 million for the prior year period.   This decrease is primarily the result of lower interest expense associated with lower weighted average outstanding debt, which was $99.0 million  for the three months ended March 31, 2007 compared to $191.3 million during the prior year period.  This decrease is offset by less interest income during the three months ended March 31, 2007 compared to the prior year period attributable to lower cash balances in 2007.

During March 2007 we paid a $15.00 per share dividend on our common stock which increased our outstanding borrowings under our 2005 Credit Facililty to $540 million as of March 31, 2007 compared to $50 million outstanding as of December 31, 2006.  We expect our long-term debt to be approximately $500 million for the remainder of 2007 and, as such, expect our interest expense to be significantly higher for the remainder of 2007 as compared to 2006.

OTHER (EXPENSE) INCOME - Other expense for the three months ended March 31, 2007 of $2.7 millions related to our freight derivative, consisting of an unrealized loss of $1.7 million and a realized loss of $1.0 million for the three months ended March 31, 2007. Other income for the three months ended March 31, 2006 of $0.2 million, consisting principally of unrealized gains on various derivative financial instruments.

NET INCOME—Net income was $16.7 million for the three months ended March 31, 2007 compared to net income of $84.4 million for the prior year period.

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

Dividend Policy

On February 21, 2007, we announced that our Board of Directors declared a special, one-time cash dividend of $15.00 per share. The dividend was paid on March 26, 2007 to shareholders of record as of March 9, 2007.  We funded substantially the entire amount of the special dividend payment through new borrowings under our 2005 Credit Facility.  Inclusive of this special dividend, our history of dividend payments is as follows:

		Amount
Quarter ended	Paid date	(million)
March 31, 2005	June 13, 2005	$68.4
June 30, 2005	September 7, 2005	$32.5
September 30, 2005	December 13, 2005	$9.5
December 31, 2005	March 17, 2006	$68.0
March 31, 2006	June 5, 2006	$47.7
June 30, 2006	September 8, 2006	$21.7
September 30, 2006	December 14, 2006	$23.0
December 31, 2006	March 23, 2007	$511.4

We also announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year.  On May 1, 2007, our Board of Directors declared a $0.50 per share dividend that will be payable on or about May 31, 2007.

The declaration of dividends and their amount, if any, will depend upon the results of the Company and the determination of our Board of Directors.  Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

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

Through March 31, 2007, the Company has acquired 6,765,913 shares of its common stock for $243.8 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.  The Company did not acquire any of these shares during the three months ended March 31, 2007.

Debt Financings

2005 Credit Facility

On October 26, 2005, we entered into an $800 million revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders.

On February 20, 2007, we entered into an agreement to amend the 2005 Credit Facility.  The 2005 Credit Facility, as amended, increased the total commitment of the lenders by $100 million from $800 million to $900 million.

Pursuant to this amendment, we will be permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $50 million plus 50% of cumulative net excess cash flow after February 16, 2007.  In addition, the amendment permits us to declare a one-time special dividend of up to $15 per share (up to an aggregate amount not to exceed $500 million) at any time prior to December 31, 2007.

Under the 2005 Credit Facility, as amended, on and at any time after April 1, 2007, the leverage ratio covenant will be eliminated and the minimum cash balance covenant will be reduced such that we will not be permitted to reduce the sum of (A) our unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to be less than $50 million. Additionally, we have agreed to amend the minimum consolidated net worth covenant whereby the Company will not permit its consolidated net worth at any time prior to the business day preceding the payment of the one-time special dividend to be less than $500 million.  In addition, the Company has agreed to a new covenant whereby we will not permit our net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time from April 1, 2007.

As of March 31, 2007, we are is in compliance, in all material respects, with all of the financial covenants under its 2005 Credit Facility.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50.1 million beginning October 26, 2009 and a bullet reduction of $599.6 million at the end of year seven. Up to $50 million of the 2005 Credit Facility will be available for the issuance of stand by letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of March 31, 2007, we have outstanding letters of credit aggregating $5.7 million which expire between November 2007 and March 2008, leaving $44.3 million available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of March 31, 2007 and December 31, 2006, $540 million and $50 million, respectively, of the facility is outstanding. The facility is collateralized by 19 of the our double-hull vessels and our two new building Suezmax contracts, with carrying values as of March 31, 2007 of $646.9 million and $50.0 million, respectively, as well as our equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions included in the credit documents. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend its governing documents or documents related to our Senior Notes, and merge, consolidate, or dispose of assets. We are also required to comply with various ongoing financial covenants, including with respect to our minimum cash balance collateral maintenance, and net debt to EBITDA ratio.  If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

During the three months ended March 31, 2007 and 2006, we paid dividends of $511.4 million and $68.0 million, respectively.  Included in the dividends paid during the three months ended March 31, 2007 are special dividends of $15 per share of $491.1 million which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the three months ended March 31, 2007 ranged from 6.13% to 6.25% on the 2005 Credit Facility.

Based on borrowings as of March 31, 2007, none of the $540 million outstanding under the 2005 Credit Facility is due until 2012.

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

Between September 23, 2005 and culminating on December 30, 2005 with a cash tender offer, the Company purchased and retired $249,980,000 par value of its Senior Notes for cash payments aggregating $286.9 million. Pursuant to these purchases, the Company recorded a loss of $40.8 million, which represents the amount by which the cash paid exceeds the carrying value of the Senior Notes as well as associated brokerage and legal fees. In addition, the Company wrote off the unamortized deferred financing costs associated with the Senior Notes of $5.0 million as a non-cash charge. Both the loss on retirement and the write-off of the unamortized deferred financing costs are classified as Other income (expense) on the statement of operations.

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

In May 2006, the Company purchased and retired the remaining $20,000 par value of its Senior Notes, leaving none outstanding as of December 31, 2006.

Interest expense under all of the Company’s 2005 Credit Facility and Senior Notes aggregated $1.4 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively.

Cash and Working Capital

Cash decreased to $76.9 million as of March 31, 2007 compared to $107.5 million as of December 31, 2006. Working capital is current assets minus current liabilities. Working capital was $82.6 million as of March 31, 2007 compared to $110.7 million as of December 31, 2006.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 71.3% to $23.4 million for the three months ended March 31, 2007, compared to $81.5 million for the prior year period. This decrease is primarily attributable to less net income (after removing the gain on sale of vessels) earned during the three months ended March 31, 2007 compared to the prior year period, partially offset by increases in amounts due from charterers during the three months ended March 31, 2007 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used by investing activities was $36.0 million for the three months ended March 31, 2007 compared to $87.3 million of net cash provided by investing activities for the prior year period. The change in net cash (used) provided by investing activities relates primarily to the following:

•                  During the three months ended March 31, 2007 and 2006, we made payments (principally consisting of progress payments on vessel contruction in progress) of $35.6 million and $36.9 million, respectively.  Included in these payments are the final progress payments upon completion of construction of the Kara G during the three months ended March 31, 2007 and the Harriet G during the three months ended March 31, 2006 of $32.1 million and $31.8 million, respectively.  These payments also include capitalized interest of $0.7 million and $1.1 million during the three months ended March 31, 2007 and 2006, respectively.

•                  During the three months ended March 31, 2006, we received $124.5 million from the sale of five vessels.

Cash Flows from Financing Activities

Net cash used by financing activities was $18.0 million for the three months ended March 31, 2007 compared to $171.8 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  During the three months ended March 31, 2007, we borrowed $490.0 million of revolving debt associated with our 2005 Credit Facility in order to pay a special dividend; during the three months ended March 31, 2006 we borrowed a net amount of $75.0 million of revolving debt associated with our 2005 Credit Facility.

•                  During the three months ended March 31, 2007 we paid $1.2 million of deferred financing costs associated with the February 2007 amendment to our 2005 Credit Facility.

•                  During the three months ended March 31, 2007 and 2006 we paid cash dividends to our shareholders of $506.8 million and $68.0 million, respectively.  The dividends for the first quarter of 2007 consisted primarily of a special dividend of $15.00 per share.

•                  During the three months ended March 31, 2006 we paid $178.9 million to acquire and retire 4,863,156 shares of our common stock.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the three months ended March 31, 2007, we paid $2.2 million of drydock related costs. During 2007, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on four vessels and that the expenditures to perform these drydocks will aggregate approximately $9 million to $11 million. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or to secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts. The purchase price of these contracts aggregate $67.2 million which was paid to the seller of those contracts. Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts. Two of these Suezmax vessels were delivered to us during March 2006 and January 2007.  As of March 31, 2007, we are required to pay an additional aggregate amount of $72.9 million through the completion of construction of the two remaining Suezmax vessels delivery of which is expected to occur between January 2007 and January 2008. The installments that comprise this $72.9  million are payable as follows: $40.3 million in 2007 and $32.6 million in 2008.

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

The following is a tabular summary of our future contractual obligations as of March 31, 2007 for the categories set forth below (dollars in millions):

	Total	2007 (2)	2008	2009	2010	2011	Thereafter
2005 Credit Facility(1)	$729.9	$25.5	$34.0	$34.0	$34.0	$34.0	$568.4
Newbuilding installments	72.9	40.3	32.6	—	—	—	—
Aircraft lease	2.9	1.3	1.5	0.1	—	—	—
Senior officer employment agreements	2.9	1.5	0.7	0.7	—	—	—
Office leases	19.7	1.3	1.4	1.3	1.3	1.4	13.0
Total commitments	$828.3	$69.9	$70.2	$36.1	$35.3	$35.4	$581.4

(1)             Future interest payments on our 2005 Credit Facility are based on our current outstanding balance using a current borrowing rate of 6.125%. The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)             Denotes the nine month period from April 1, 2007 to December 31, 2007.

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

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter.  This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations as Other income or expense in each reporting period. As of March 31, 2007, the fair market value of the freight derivative contract resulted in an asset to the Company of $0.5 million and an unrealized loss of $1.7 million for the three months ended March 31, 2007, which is reflected on our statement of operations as Other expense.  In addition, the Company paid $1.0 million related to monthly settlements of the contract during the three months ended March 31, 2007, which is reflected on our statement of operations as Other expense.

Related Party Transactions

During the fourth quarter of 2000, the Company loaned $486,000 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of March 31, 2007.

During the three months ended March 31, 2007 and 2006, the Company incurred fees for legal services aggregating $58,000 and $102,000, respectively, to the father of Peter C. Georgiopoulos, $41,000 of which is outstanding as of March 31, 2007.

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

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the three months ended March 31, 2007 and 2006 totaling $0 and $139,000, respectively. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco.  At March 31, 2007, none of this balance was outstanding.

During the three months ended March 31, 2007, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $35,000 based on actual time spent by the employee, of which $15,000 remains outstanding as of March 31, 2007.

During the three months ended March 31, 2007 and 2006, Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers to the Company’s vessels aggregating $402,000 and $469,000, respectively.  None of these balances were outstanding as of March 31, 2007. During the three months ended March 31, 2007 Aegean has incurred travel related expenditures for use of the Company aircraft totaling $98,000. At March 31, 2007 this balance remains outstanding.  During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the three months ended March 31, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $91,994 directly to the third-party charterer. During the three months ended March 31, 2006, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on five occasions and incurred charter fees totaling $82,947 directly to the third-party charterer.  During the three months ended March 31, 2006, John P. Tavlarios chartered the Company’s aircraft from the third-party charterer on one occasion and paid charter fees totaling $6,997 directly to the third-party charterer.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past five years ended December 31, 2005. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2007, we provided a reserve of approximately 15% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of March 31, 2007.

DEPRECIATION AND AMORTIZATION. We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. We believe that a 25-year depreciable life for our vessels is consistent with that of other ship owners and with its economic useful life. Depreciation is based on cost less the estimated residual scrap value of $175 per lightweight ton.  An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value would decrease the amount of the annual depreciation charge. A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At March 31, 2007, we had $540.0 million of floating rate debt with a margin over LIBOR of 0.75% compared to December 31, 2006 when we had $50.0 million of floating rate debt with a margin over LIBOR of 0.75%. A one percent increase in LIBOR would increase interest expense on our $540.0 million outstanding floating rate indebtedness by approximately $5.4 million per year from March 31, 2007.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the three months ended March 31, 2007, approximately 9% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.1 million for the three months ended March 31, 2007.

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

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations each reporting period. As of March 31, 2007, the fair market value of the freight derivative contract resulted in an asset to the Company of $0.5 million and an unrealized loss of $1.7 million for the three months ended March 31, 2007, which is reflected on our statement of operations as Other expense. In addition, the Company paid $1.0 million related to monthly settlements of the contract during the three months ended March 31, 2007, which is reflected on our statement of operations as Other expense.  A 10% increase in the forward BITR from the

March 31, 2007 levels would result in additional payments to the counterparty of $4.9 million over the period from April 1, 2007 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the March 31, 2007 level would result in additional payments to the counterparty of $1.5 million over the period from April 1, 2007 to June 30, 2009.

Item 4.           CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There have been no significant changes in our internal control over financial reporting or in other factors that could have significantly affected interenal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the three months ended March 31, 2007, we did not repurchased any shares of our common stock pursuant to our share repurchase program.

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
10.1

Second Amendment to Credit Agreement dated as of February 16, 2007, among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, Dnb NOR Bank AG, New York Branch and HSH Nordbank ASA.(2)

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

(2)             Incorporated by reference to General Maritime’s Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 10, 2007	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chairman, Chief Executive
Officer, and President

Exhibit Index

Exhibit	Document (1)
10.1

Second Amendment to Credit Agreement dated as of February 16, 2007, among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, Dnb NOR Bank AG, New York Branch and HSH Nordbank ASA. (2)

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

(2)             Incorporated by reference to General Maritime’s Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.