Form 10-Q
period 2007-06-30
GENERAL MARITIME CORP/
filed 2007-08-09
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 5, 2007:

Common Stock, par value $0.01 per share 32,912,390 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
INDEX

Item 1. Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$36,952	$107,460
Due from charterers, net	7,860	13,288
Prepaid expenses and other current assets	16,852	17,117
Total current assets	61,664	137,865

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $170,829 and $152,840, respectively	637,340	592,686
Vessel construction in progress	55,575	77,416
Other fixed assets, net	8,724	8,257
Deferred drydock costs, net	15,738	18,572
Deferred financing costs, net	5,193	4,469
Derivative asset	—	2,180
Other assets	1,950	1,000
Goodwill	1,245	1,245
Total noncurrent assets	725,765	705,825
TOTAL ASSETS	$787,429	$843,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,317	$18,698
Deferred voyage revenue	10,215	8,449
Total current liabilities	23,532	27,147
NONCURRENT LIABILITIES:
Long-term debt	485,000	50,000
Derivative liability	970	—
Other noncurrent liabilities	3,414	2,630
Total noncurrent liabilities	489,384	52,630
TOTAL LIABILITIES	512,916	79,777
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 32,912,390 and 32,739,107 shares at March 31, 2007 and December 31, 2006, respectively	329	328
Paid-in capital	274,184	438,801
Retained earnings	—	324,784
Total shareholders’ equity	274,513	763,913
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$787,429	$843,690

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
VOYAGE REVENUES:
Voyage revenues	$62,740	$75,959	$130,963	$181,715
OPERATING EXPENSES:
Voyage expenses	7,138	25,002	18,088	44,688
Direct vessel expenses	10,783	11,158	22,585	25,456
Other expense	—	2,430	—	2,430
General and administrative	11,466	11,840	25,135	24,239
Depreciation and amortization	12,678	10,536	24,544	20,403
Loss (gain) on sale of vessels and equipment	165	(11,221)	165	(46,544)
Total operating expenses	42,230	49,745	90,517	70,672
OPERATING INCOME	20,510	26,214	40,446	111,043
OTHER EXPENSE:
Interest income	538	1,661	1,620	3,032
Interest expense	(7,483)	(1,102)	(9,158)	(3,164)
Other expense	(1,785)	(702)	(4,463)	(483)
Net other expense	(8,730)	(143)	(12,001)	(615)
Net income	$11,780	$26,071	$28,445	$110,428

Basic earnings per common share	$0.38	$0.83	$0.92	$3.44
Diluted earnings per common share	$0.37	$0.81	$0.90	$3.36

Weighted average shares outstanding:
Basic	30,802,341	31,521,774	30,798,837	32,135,617
Diluted	31,628,070	32,208,552	31,620,450	32,846,018

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(IN THOUSANDS)

(UNAUDITED)

	Common Stockb	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2007	$328	$438,801	$324,784	$763,913
Net income	—	—	28,445	28,445
Exercise of stock options	—	18	—	18
Cash dividends paid	—	(174,598)	(348,609)	(523,207)
Restricted stock issued in lieu of cash dividend	1	4,619	(4,620)	—
Restricted stock amortization	—	5,344	—	5,344
Balance at June 30, 2007 (unaudited)	$329	$274,184	$—	$274,513

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$28,445	$110,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,544	20,403
Amortization of deferred financing costs	468	—
Stock-based compensation expense	5,344	4,923
Loss (gain) on sale of vessels and equipment	165	(46,544)
Unrealized loss on derivative financial instruments	3,150	618
Changes in operating assets and liabilities:
Decrease in due from charterers	5,428	21,604
Decrease in prepaid expenses	265	5,601
Increase in other assets	(950)	—
(Decrease) increase in accounts payable and accrued expenses	(5,551)	6,175
Increase in other noncurrent liabilities	784	118
Increase (decrease) in deferred voyage revenue	1,766	(444)
Deferred drydock costs incurred	(2,737)	(3,077)
Net cash provided by operating activities	61,121	119,805

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of vessels	—	340,901
Payments for vessel construction in progress	(40,960)	(40,111)
Purchase of other fixed assets	(1,288)	(1,919)
Net cash (used) provided by investing activites	(42,248)	298,871

CASH FLOWS USED BY FINANCING ACTIVITIES:
Payments to retire Senior Notes	—	(20)
Borrowings on revolving credit facilities	490,000	160,000
Repayments on revolving credit facilities	(55,000)	(250,000)
Increase in deferred financing costs	(1,192)	(697)
Payments to acquire and retire common stock	—	(205,635)
Cash dividend paid	(523,207)	(115,653)
Proceeds from exercise of stock options	18	52
Net cash used by financing activities	(89,381)	(411,953)

Net (decrease) increase in cash	(70,508)	6,723
Cash, beginning of period	107,460	96,976
Cash, end of period	$36,952	$103,699

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$8,461	$3,209

Delivery of Vessel from Vessel construction in progress	$63,146	$61,671

Restricted stock granted to employees (net of forfeitures)	$306	$(230)

Restricted stock granted in lieu of cash dividends	$4,620	$—

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

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year.  Reference is made to the December 31, 2006 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2006.

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

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS - Voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At June 30, 2007 and December 31, 2006, the Company has a reserve of $473 and $1,333, respectively, against its due from charterers’ balance associated with demurrage revenues.

TIME CHARTERS - Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. As of June 30, 2007 and December 31, 2006, the Company believes that there are no unasserted claims on its vessels under time charter contracts; accordingly, there is no reserve as of June 30, 2007 and December 31, 2006.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the six months ended June 30, 2007 and 2006, the Company capitalized $1,417 and $2,037, respectively, of interest expense.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

DERIVATIVE FINANCIAL INSTRUMENTS—The Company may, from time to time, be party to derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, and (c) declines in future spot rates, which would reduce revenues on future voyages of vessels trading on the spot market. The Company considers the derivative financial instruments the Company has entered into to be economic hedges against these risks, although they do not qualify as hedges for accounting purposes. As such, the Company records the fair value of the derivative financial instruments on its balance sheet as a net Derivative asset or liability. Changes in fair value in the derivative financial instruments, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other expense or income on the statement of operations. As of June 30, 2007, the Company is party to a freight derivative (see Note 8).

SIGNIFICANT CUSTOMERS- For the three months and six months ended June 30, 2007 one customer accounted for 41.0% and 31.8% of revenue, respectively.  For the three months and six months ended June 30, 2006 one customer accounted for 18.6% and 13.2% of revenue, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS—  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company adopted FIN 48 effective January 1, 2007.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48.  The Company qualifies for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, from U.S. federal income tax on shipping income that is derived from U.S. sources. The Company is similarly exempt from state and local income taxation.  The adoption of this Interpretation did not have a material effect on the Company’s consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on September 15, 2006. SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

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

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the six months ended June 30, 2007 and 2006, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Basic earnings per share:
Weighted average common shares outstanding	30,802,341	31,521,774	30,798,837	32,135,617

Diluted earnings per share:
Weighted average common shares outstanding	30,802,341	31,521,774	30,798,837	32,135,617
Stock options	5,533	46,076	6,461	47,253
Restricted stock awards	820,196	640,702	815,152	663,148
	31,628,070	32,208,552	31,620,450	32,846,018

3.             CASH FLOW INFORMATION

The Company had non-cash operating and investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of Other fixed assets and Vessel construction in progress of approximately $140 and $30 for the six months ended June 30, 2007.

4.             SALE OF VESSELS AND OFFICE CLOSINGS

Sale of Vessels

During October and November 2005, the Company agreed to sell its four single-hull Suezmax vessels, its six double-sided Suezmax vessels, its one single-hull Aframax vessel and its six double-sided Aframax vessels in order to transform the Company’s fleet to exclusively double-hull vessels as well as to reduce the average age of the Company’s fleet. In addition, as of December 31, 2005, the Company reclassified its nine Aframax OBO vessels from Vessels to Vessels held for sale. The Company decided to sell these vessels to reduce the average age of its fleet. Through December 31, 2005, 13 of these vessels were delivered to their new owners for aggregate net proceeds of $334,663, and a net gain on sale of vessels of $91,235. The aggregate book value of the then remaining three single-hull Suezmax vessels, one double-sided Aframax vessel and nine Aframax OBO vessels of $294,527 were carried as Vessels held for sale on the Company’s balance sheet as of December 31, 2005.

Through June 30, 2006, the Company delivered to their new owners all of the vessels held for sale as of December 31, 2005 for aggregate net proceeds of $340,901, and a net gain on sale of vessels of $46,544.

Office Closings

On February 10, 2006, the Company signed agreements to sell nine OBO Aframax vessels. In connection with that decision, the Company determined one technical management office outside the U.S. would adequately service its current fleet and as such decided to close its office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.

This office ceased its vessel operations during May 2006 and the Company intends to close the office during 2007.  The cost of closing this office was approximately $1,300, primarily attributable to employee severance costs.  The Company incurred these costs during the six months ended June 30, 2006, which had been classified as a component of general and administrative expense on the statement of operations, of which approximately $860 had been paid. The balance of these costs weres paid during the remainder of 2006.

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

5.             VESSEL ACQUISITIONS/ DELIVERIES

During the six months ended June 30, 2006, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $61,671.

During the six months ended June 30, 2007, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $63,146.

Both of these vessels are part of the 19 vessels that collateralize the Company’s 2005 Credit Facility (see Note 7).

6.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)	2006
Accounts payable	$4,279	$4,384
Accrued operating	4,299	8,885
Accrued administrative	4,739	5,429
Total	$13,317	$18,698

7.             LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2007	December 31,
	(Unaudited)	2006
2005 Credit Facility	$485,000	$50,000
Total	485,000	50,000
Less: Current portion of long-term debt	—	—
Long-term debt	$485,000	$50,000

2005 Credit Facility

On October 26, 2005, the Company entered into an $800,000 revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders.

On February 20, 2007, the Company entered into an agreement to amend the 2005 Credit Facility.  The 2005 Credit Facility, as amended, increased the total commitment of the lenders by $100,000 from $800,000 to $900,000.

Pursuant to this amendment, the Company is permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $50,000 plus 50% of cumulative net excess cash flow after February 16, 2007.  In addition, the amendment permitted the Company to declare a one-time special dividend of up to $15 per share (up to an aggregate amount not to exceed $500,000) at any time prior to December 31, 2007.

Under the 2005 Credit Facility, as amended, for any time on or after April 1, 2007 the leverage ratio covenant was eliminated and the minimum cash balance covenant was reduced such that the Company is not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000. Additionally, the Company amended the minimum consolidated net worth covenant whereby the Company will not permit its consolidated net worth at any time prior to the business day preceding the payment of the one-time special dividend to be less than $500,000.  In addition, the Company agreed to a new covenant whereby it will not permit its net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time from April 1, 2007.

As of June 30, 2007, the Company is in compliance, in all material respects, with all of the financial covenants under its 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50,063 beginning October 26, 2009 and a bullet reduction of $599,625 at the end of year seven. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of June 30, 2007, the Company has outstanding letters of credit aggregating $5,658 which expire between November 2007 and March 2008, leaving $44,342 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of June 30, 2007 and December 31, 2006, $485,000 and $50,000, respectively, of the facility is outstanding. The facility is collateralized by 19 of the Company’s double-hull vessels and its two newbuilding Suezmax contracts, with carrying values as of June 30, 2007 of $637,340 and $55,575, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend its governing documents or documents related to its Senior Notes, and merge, consolidate, or dispose of assets. The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

During the six months ended June 30, 2007 and 2006, the Company paid dividends of $523,207 and $115,653, respectively.  Included in the dividends paid during the six months ended June 30, 2007 is a special dividend of $15 per share of $486,491 which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the six months ended June 30, 2007 ranged from 6.13% to 6.25% on the 2005 Credit Facility.

Based on borrowings as of June 30, 2007, none of the $485,000 outstanding under the 2005 Credit Facility is due until 2012.

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

In January 2006, pursuant to the completion of the cash tender offer, the second supplemental indenture entered into in connection with the Senior Notes (the “Second Supplemental Indenture”) became operative. The Second Supplemental Indenture amended the indenture under which the Senior Notes were issued (the “Indenture”), to eliminate substantially all of the restrictive covenants and certain default provisions in the Indenture (the “Amendments”). The Amendments were binding upon holders of the remaining Senior Notes who did not tender their Senior Notes pursuant to the cash tender offer even though such holders did not consent to the Amendments.

In May 2006, the Company purchased and retired the remaining $20 par value of its Senior Notes, leaving none outstanding as of December 31, 2006.

Interest expense under all of the Company’s 2005 Credit Facility and Senior Notes aggregated $8,505 and $3,165 for the six months ended June 30, 2007 and 2006, respectively.

8.             DERIVATIVE FINANCIAL INSTRUMENTS

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  The Company has taken a short position in this freight derivative contract, which reduces a portion of the Company’s exposure to the spot charter market by creating a synthetic time charter. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates.  This contract net settles each month, with the Company receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a specified bunker price index.  The BITR averages rates received in the spot market by cargo type, by crude oil and refined petroleum products, and by trade route.  The Company uses freight derivative contracts as economic hedges, but has not designated them as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income or expense in each reporting period.  As of June 30, 2007, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers as of June 30, 2007, resulted in a liability to the Company of $970.  The Company recorded an unrealized loss of $3,150 for the six months ended June 30, 2007, which is reflected on the Company’s statement of operations as Other expense.  The Company has recorded an aggregate realized loss of $1,298 for the six months ended June 30, 2007, which is classified as Other expense on the statement of operations.  During the six months ended June 30, 2006, the Company recognized an unrealized loss of $1,012, which is reflected on the Company’s statement of operations as Other expense.

The Company is exposed to credit loss in the event of non-performance by the counterparties to the freight derivative; however, the Company does not currently expect non-performance by any of the counterparties.

9.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of June 30, 2007.

During the six months ended June 30, 2007 and 2006, the Company incurred fees for legal services aggregating $58 and $133, respectively, to the father of Peter C. Georgiopoulos, none of which is outstanding as of June 30, 2007.

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

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related and other miscellaneous expenditures totaling $69 during the six months ended June 30, 2007 and similar expenditures totaling $139 for the six months ended June 30, 2006.  Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco. The total balance of $69 was outstanding as of  June 30, 2007 and is included in Prepaid expenses and other current assets.

During the six months ended June 30, 2007 and 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $64 and $7, respectively, based on actual time spent by the employee, none of which balance remains outstanding as of June 30, 2007.

During the six months ended June 30, 2007 and 2006, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers to the Company’s vessels aggregating $402 and $1,104, respectively.  None of these balances were outstanding as of June 30, 2007.  During the six months ended June 30, 2007 and 2006 Aegean has incurred travel related expenditures for use of the Company aircraft totaling $98 and $0, respectively. At June 30, 2007 none of this balance remains outstanding. During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposed will be monitored from time to time by the Audit Committee. During the six months ended June 30, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $111 directly to the third-party charterer. During the six months ended June 30, 2006, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on five occasions and incurred charter fees totaling $96 directly to the third-party charterer. During the six months ended June 30, 2006, John Tavlarios chartered the Company’s aircraft from the third-party charterer on one occasion and incurred charter fees totaling $7 directly to the third-party charterer.

10.          STOCK-BASED COMPENSATION

2001 Stock Incentive Plan

On June 10, 2001, the Company adopted the General Maritime Corporation 2001 Stock Incentive Plan. The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan was increased from 2,900,000 shares to 4,400,000 shares pursuant to an amendment and restatement of the plan as of May 26, 2005. Under this plan the Company’s compensation committee, another designated committee of the board of directors or the board of directors may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

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

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. During the six months ended June 30, 2007 and 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $18 and $48, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of June 30, 2007, there was $15 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized with a credit to paid-in capital over a weighted average period of  0.5 years.

The following table summarizes all stock option activity during the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2007	17,750	$16.21	$7.87
Granted	—	—	—
Expired	—	—	—
Exercised	(1,625)	$11.30	$5.39
Forfeited	(2,000)	$6.06	$3.43
Outstanding, June 30, 2007	14,125	$18.21	$8.78
Exercisable as of June 30, 2007	6,375	$17.93	$8.71

A summary of the activity for nonvested stock option awards during the six months ended June 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding and nonvested, January 1, 2007	13,375	$18.42	$8.90
Granted	—	—	—
Vested	(5,625)	18.37	8.99
Forfeited	—	—	—
Outstanding and nonvested, June 30, 2007	7,750	$18.45	$8.84

The following table summarizes certain information about stock options outstanding as of June 30, 2007 (all of which are expected to vest in accordance with their terms):

				Options Exercisable,
	Options Outstanding, June 30, 2007			June 30, 2007
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$ 9.98 - $ 14.58	6,625	$13.28	6.2	2,625	$11.29
$ 18.00 - $22.57	7,500	$22.57	6.9	3,750	$22.57
	14,125	$18.21	6.6	6,375	$17.93

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

On April 2, 2007, the Company granted 159,946 shares of restricted common stock to holders of the 308,000 restricted shares granted on December 18, 2006.   This grant was made to these holders in lieu of the Company paying in cash the $15 per share special dividend applicable to such shares.  This dividend was paid to all other shareholders during March 2007.  The restrictions on these shares lapse on the same schedule as the December 18, 2006 grant.  The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.  Because this April 2, 2007 grant was made pursuant to a modification in which there was no incremental compensation cost as calculated under the provisions of SFAS No. 123R, this grant resulted in no additional future compensation cost associated with amortization of restricted stock awards.

On June 29, 2007, the Company granted a total of 16,250 shares of restricted common stock to the Company’s five independent Directors. Restrictions on the restricted stock will lapse, if at all, on June 29, 2008 or the date of the Company’s 2008 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

The weighted average grant-date fair value of restricted stock granted during the six months ended June 30, 2007 and 2006 is $28.69 per share and $32.16 per share, respectively.

A summary of the activity for restricted stock awards during the six months ended June 30, 2007 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2007	1,944,325	$30.12
Granted	176,196	28.69
Vested	(12,000)	32.76
Forfeited	(4,538)	35.07
Outstanding and nonvested, June 30, 2007	2,103,983	$29.97

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of June 30, 2007:

	2007 *	2008	2009	2010	2011	Thereafter	TOTAL
Restricted Stock Grant Date

November 26, 2002	$271	$541	$495	$—	$—	$—	$1,307
November 12, 2003	51						51
February 9, 2005	854	1,306	972	737	737	2,124	6,730
April 5, 2005	882	1,753	1,749	1,749	1,749	5,251	13,133
December 21, 2005	1,295	1,936	1,446	1,101	974	3,774	10,526
December 18, 2006	1,564	1,982	1,344	923	628	2,630	9,071
April 2, 2007	—	—	—	—	—	—	—
June 29, 2007	249	183					432

Total by year	$5,166	$7,701	$6,006	$4,510	$4,088	$13,779	$41,250

* Represents the period from July 1- December 31, 2007.

As of June 30, 2007 and December 31, 2006, there was $41,250 and $46,270, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of June 30, 2007, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 3.8 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the six months ended June 30, 2007 and 2006 was $5,326 and $4,875, respectively.

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

Through June 30, 2007, the Company repurchased and retired 6,765,913 shares of its common stock for $243,845.  As of June 30, 2007, the Company is permitted to acquire additional shares of its common stock for up to $156,155, subject to the provisions of the 2005 Credit Facility as amended on February 20, 2007.

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

13.          SUBSEQUENT EVENT

On July 31, 2007, the Company’s Board of Directors declared a $0.50 per share dividend that will be payable on August 31, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) loss of or reduction in business from our significant customers, (ii) the failure of our significant customers to perform their obligations to us, (iii) changes in demand; (iv) a material decline in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) changes in trading patterns significantly impacting overall tanker tonnage requirements; (x) changes in the typical seasonal variations in tanker charter rates; (xi) changes in the cost of other modes of oil transportation; (xii) changes in oil transportation technology; (xiii) increases in costs including without limitation: fuel, crew wages, insurance, provisions, repairs and maintenance; (xiv) changes in general domestic and international political conditions; (xv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvi) changes in the itineraries of the Company’s vessels; (xvii) delays in the construction or delivery of contracted newbuildings; (xviii) adverse changes in foreign currency exchange rates affecting our expenses; and other factors listed from time to time in our public filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2006 and our subsequent reports on Form 10-Q and Form 8-K. Our ability to pay dividends in any period will depend upon factors including the satisfaction of certain conditions under our secured credit facility, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following is a discussion of our financial condition and results of operations for the three months and six months ended June 30, 2007 and 2006. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services and a large mid-sized tanker fleet operator. As of June 30, 2007 our fleet consisted of 19 wholly owned vessels comprised of 10 Aframax vessels and nine Suezmax tankers, with a total cargo carrying capacity of 2.4 million deadweight tons. In addition, we have two newbuilding Suezmax tankers which are anticipated to be delivered during August 2007 and February 2008.

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

We actively manage the deployment of our fleet between spot market voyage charters, which generally last from two to ten weeks, and time charters, which can last up to several years. A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon freight per ton of cargo or a specified total amount. Under spot market voyage charters, we pay voyage expenses such as port, canal and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily or monthly rate. Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs.

We operate the majority of our vessels in the Atlantic basin, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. We also currently operate vessels in the Black Sea, the Far East and in other regions worldwide, which we believe enables us to take advantage of market opportunities and to position our vessels in anticipation of drydockings.

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

Our voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. We calculate time charter equivalent, or TCE, rates by dividing net voyage revenue by voyage days for the relevant time period. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo.

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended		Six months ended
INCOME STATEMENT DATA	June-07	June-06	June-07	June-06
(Dollars in thousands, except per share data)
Voyage revenues	$62,740	$75,959	$130,963	$181,715
Voyage expenses	7,138	25,002	18,088	44,688
Direct vessel expenses	10,783	11,158	22,585	25,456
Other expense	—	2,430	—	2,430
General and administrative expenses	11,466	11,840	25,135	24,239
Depreciation and amortization	12,678	10,536	24,544	20,403
Loss (gain) on sale of vessels	165	(11,221)	165	(46,544)
Total operating expenses	42,230	49,745	90,517	70,672
Operating income	20,510	26,214	40,446	111,043
Net interest expense (income)	6,945	(559)	7,538	132
Other expense	(1,785)	(702)	(4,463)	(483)
Net Income	$11,780	$26,071	$28,445	$110,428

Basic earnings per share	$0.38	$0.83	$0.92	$3.44

Diluted earnings per share	$0.37	$0.81	$0.90	$3.36
Weighted average shares outstanding, thousands	30,802	31,522	30,799	32,136
Diluted average shares outstanding, thousands	31,628	32,209	31,620	32,846

BALANCE SHEET DATA, at end of period	June-07	December-06
(Dollars in thousands)
Cash	$36,952	$107,460
Current assets, including cash	61,664	137,865
Total assets	787,429	843,690
Current liabilities	23,532	27,147
Total long-term debt	485,000	50,000
Shareholders’ equity	274,513	763,913

	Three months ended		Six months ended
OTHER FINANCIAL DATA	June-07	June-06	June-07	June-06
(dollars in thousands)
Net cash provided by operating activities	37,740	38,285	61,153	119,805
Net cash provided (used) by investing activities	(5,370)	211,558	(42,248)	298,871
Net cash used by financing activities	(71,442)	(240,079)	(89,413)	(411,953)
Capital expenditures
Vessel (purchases) sales, including deposits	(5,370)	213,259	(40,960)	300,790
Drydocking or capitalized survey or improvement costs	(546)	(1,822)	(2,737)	(3,077)
Weighted average long-term debt	495,439	96,260	298,315	134,300

OTHER DATA
EBITDA (1)	31,403	36,048	60,527	130,963

FLEET DATA
Total number of vessels at end of period	19	18	19	18
Average number of vessels (2)	19.0	20.1	18.9	23.3
Total vessel operating days for fleet (3)	1,648	1,727	3,281	4,033
Total time charter days for fleet	1,212	296	2,217	1,283
Total spot market days for fleet	436	1,431	1,064	2,750
Total calendar days for fleet (4)	1,729	1,829	3,424	4,222
Fleet utilization (5)	95.3%	94.4%	95.8%	95.5%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$33,739	$29,506	$34,403	$33,976
Direct vessel operating expenses per vessel (7)	6,237	6,101	6,596	6,029

	Three months ended		Six months ended
	June-07	June-06	June-07	June-06
EBITDA Reconciliation
Net Income	$11,780	$26,071	$28,445	$110,428
+ Net interest expense (income)	6,945	(559)	7,538	132
+ Depreciation and amortization	12,678	10,536	24,544	20,403
EBITDA	$31,403	$36,048	$60,527	$130,963

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

(3) Vessel operating days for fleet are the total days our vessels were in our possession for the relevant period net of off hire days associated with major repairs, drydockings or special or intermediate surveys.

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and six months ended June 30, 2007 and 2006 is set forth in the table below.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	19.4%	21.9%	20.0%	18.6%
Other expense	0.0%	4.8%	0.0%	1.8%
General and administrative expenses	20.6%	23.2%	22.3%	17.7%
Depreciation and amortization	22.8%	20.7%	21.7%	14.9%
Gain/loss on sale of vessels and equipment	0.3%	-22.0%	0.1%	-34.0%
Operating income	36.9%	51.4%	35.8%	81.0%
Net interest expense	-12.5%	1.1%	-6.7%	-0.1%
Other expense	-3.2%	-1.3%	-4.0%	-0.3%
Net income	21.2%	51.2%	25.2%	80.6%

(1)         Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
(Dollars in thousands, except share data)	2007	2006	2007	2006

Voyage revenues	$62,740	$75,959	$130,963	$181,715
Voyage expenses	(7,138)	(25,002)	(18,088)	(44,688)
Net voyage revenues	$55,602	$50,957	$112,875	$137,027

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

VOYAGE REVENUES- Voyage revenues decreased by $13.2 million, or 17.4%, to $62.8 million for the three months ended June 30, 2007 compared to $76.0 million for the prior year period. This decrease is primarily due to our vessel operating days during the three months ended June 30, 2007 consisting primarily of time charters compared to the 2006 period when our vessels were primarily on spot charters.  Under spot charters, the vessel owner is responsible for voyage related costs that are borne by the charterer under time charters.  Because of this, spot charters earn higher voyage revenues to allow the owner to recoup these voyage costs.

This decrease is also due to a 4.6% reduction in vessel operating days to 1,648 days for the three months ended June 30, 2007 from 1,727 days for the prior year period. During the three months ended June 30, 2007,  the average size of our fleet decreased by 5.5% to 19.0 vessels (10.0 Aframax, 9.0 Suezmax) compared to 20.1 vessels (12.1 Aframax, 8.0 Suezmax) during the prior year period.  This decrease in vessels is consistent with our strategy to selectively sell older vessels when and if appropriate opportunities are identified in order to adjust our fleet characteristics and profile to suit customer preferences and to monetize investments in vessels to generate capital for potential future growth. However, there can be no assurance that we will grow our fleet in 2007. Voyage revenues are expected to decrease during 2007 as compared to 2006 due to our smaller fleet size as well as the higher percentage of our fleet on time charter during 2007.

VOYAGE EXPENSES- Voyage expenses decreased $17.9 million, or 71.5%, to $7.1 million for the three months ended June 30, 2007 compared to $25.0 million for the prior year period. This overall decrease in voyage expenses is primarily attributable to a decrease in the number of days our vessels operated under spot charters. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the three months ended June 30, 2007, the number of days our vessels operated under spot charters decreased by 69.5% to 436 days (343 days Aframax, 93 days Suezmax) from 1,431 days (703 days Aframax, 728 days Suezmax) during the prior year period.  Voyage expenses are expected to decrease during 2007 as compared to 2006 due to the decrease in the number of days our vessels will operate under spot charters during 2007 associated with our smaller fleet size as well as the increase in the proportion of our fleet that is currently on long-term time charters.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $4.6 million, or 9.1%, to $55.6 million for the three months ended June 30, 2007 compared to $51.0 million for the prior year period.   This increase is primarily the result of a 14.3% increase in our average TCE rates to $33,739 during the three months ended June 30, 2007 compared to $29,506 for the prior year period, due in part to a $3.7 million reduction of time charter revenue associated with our reserve for a time charter claim during the three months ended June 30, 2006.  This increase is offset by a 4.6% reduction in vessel operating days during the 2007 period compared to the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended June 30,		Increase
	2007	2006	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$15,129	$3,923	$11,206	285.6%
Suezmax	26,104	—	26,104	0.01%
Total	41,233	3,923	37,310	951.1%

Spot charter:
Aframax	10,731	19,390	(8,659)	-44.7%
Suezmax	3,638	27,644	(24,006)	-86.8%
Total	14,369	47,034	(32,665)	-69.4%

TOTAL NET VOYAGE REVENUE	$55,602	$50,957	$4,645	9.1%

Vessel operating days:
Time charter:
Aframax	509	296	213	72.0%
Suezmax	703	—	703	0.01%
Total	1,212	296	916	309.5%

Spot charter:
Aframax	343	703	(360)	-51.2%
Suezmax	93	728	(635)	-87.2%
Total	436	1,431	(995)	-69.5%
TOTAL VESSEL OPERATING DAYS	1,648	1,727	(79)	-4.6%
AVERAGE NUMBER OF VESSELS	19.0	20.1	(1.1)	-5.5%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$29,722	$13,253	$16,469	124.3%
Suezmax	$37,133	n/m	n/m	n/m
Combined	$34,021	$13,253	$20,768	156.7%

Spot charter:
Aframax	$31,285	$27,582	$3,703	13.4%
Suezmax	$39,121	$37,974	$1,148	3.0%
Combined	$32,957	$32,867	$90	0.3%

TOTAL TCE	$33,739	$29,506	$4,232	14.3%

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $0.4 million, or 3.4%, to $10.8 million for the three months ended June 30, 2007 compared to $11.2 million for the prior year period. This decrease is primarily attributed to a 5.5% decrease in the size of our fleet to 19.0 vessels (10.0 Aframax, 9.0 Suezmax) during 2007 compared to 20.1 vessels (12.1 Aframax, 8.0 Suezmax) during the prior year period and adjustments of accruals associated with crewing costs and lubricating oil costs resulting in a reduction in direct vessel expenses.  On a daily basis, direct vessel expenses per vessel increased by $136, or 2.2%, to $6,237 ($6,268 Aframax, $6,203 Suezmax) for the three months ended June 30, 2007 compared to $6,101 ($6,123 Aframax, $6,067 Suezmax) for the prior year period. This increase in daily cost during the three months ended June 30, 2007 as compared to the prior year period is primarily attributable to higher insurance costs related to such factors as higher insured values of our vessels, write-offs of insurance claim deductibles and supplemental calls received relating to the premiums paid during the previous insurance year.

Although there is a slight decrease in the average size of our fleet during 2007 as compared to 2006, we anticipate that direct vessel expenses will remain flat during 2007 as compared to 2006 due to higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2007 due to higher crew, lubricating oils and insurance costs.

OTHER EXPENSE – Other expense for the three months ended June 30, 2006 is comprised of a $2.4 million settlement of a claim arising from the February 4, 2005 collision of the Genmar Kestrel involving a claim by a subsidiary of the Exxon Mobil Corporation.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses decreased by $0.4 million, or 3.2%, to $11.4 million for the three months ended June 30, 2007 compared to $11.8 million for the prior year period. This decrease is comprised primarily of a $1.0 million decrease in the costs of operating our foreign subsidiaries during the three months ended June 30, 2007 compared to the 2006 period, which is primarily attributable to incremental severance costs of closing our office in Greece and increased staffing levels in Portugal. This decrease is partially offset by approximately $0.5 million of severance costs and $0.1 million of other various costs incurred during the three months ended June 30, 2007 compared to the prior year period.

We anticipate that, based on current conditions, general and administrative expense for each quarterly period during the remainder of 2007 will be slightly lower than the expense of the three months ended June 30, 2007.  General and administrative expense is not expected to decrease in light of management’s current strategy for future growth.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $2.2 million, or 20.3%, to $12.7 million for the three months ended June 30, 2007 compared to $10.5 million for the prior year period. Vessel depreciation was $9.1 million during the three months ended June 30, 2007 compared to $8.5 million during the prior year period.  This increase is primarily due to depreciation of the Genmar Kara G which joined our fleet in  January 2007.

Amortization of drydocking increased by $1.7 million, or 121%, to $3.1 million for the three months ended June 30, 2007 compared to $1.4 million for the prior year period. This increase reflects amortization associated with the $11.9 million of drydock costs capitalized during the year ended December 31, 2006, as well as acceleration of amortization of two drydocks that have been rescheduled to earlier dates.

GAIN/LOSS ON SALE OF VESSELS AND EQUIPMENT—During the three months ended June 30, 2007, we incurred a $0.2 million loss associated with the disposal of certain vessel equipment.  During the three months ended June 30, 2006, we sold eight Aframax OBO vessels for aggregate net proceeds of $216.4 million, and a net gain on sale of vessels of $11.2 million. All of these vessels were classified as Vessels held for sale on our balance sheet as of December 31, 2005.

NET INTEREST EXPENSE- Net interest expense for the three months ended June 30, 2007 was $6.9 million for the three months ended June 30, 2007 compared to net interest income of $0.6 million for the prior year period.  This increase is attributable to the increase in outstanding borrowings under our 2005 Credit Facility during 2007.

During March 2007 we paid a $15.00 per share dividend on our common stock through borrowings under our 2005 Credit Facility which increased our outstanding borrowings under our 2005 Credit Facility to $485 million as of June 30, 2007 compared to $50 million outstanding as of December 31, 2006.  We expect our long-term debt to be approximately $500 million for the remainder of 2007 and, as such, expect our interest expense to be significantly higher for the remainder of 2007 as compared to 2006.

NET INCOME- Net income was $11.8 million for the three months ended June 30, 2007 compared to net income of $26.1 million for the prior year period.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

VOYAGE REVENUES-Voyage revenues decreased by $50.7 million, or 27.9%, to $131.0 million for the six months ended June 30, 2007 compared to $181.7 million for the prior year period.  This decrease is primarily due to an 18.6% reduction in vessel operating days to 3,281 days for the six months ended June 30, 2007 from 4,033 days for the prior year period.  During the six months ended June 30, 2007,  the average size of our fleet decreased by 18.9% to 18.9 vessels (10.0 Aframax, 8.9 Suezmax) during 2007 compared to 23.3 vessels (15.5 Aframax, 7.8 Suezmax) during the prior year period.

This decrease is also due to our operating days during the six months ended June 30, 2007 consisting primarily of time charters compared to the 2006 period when our vessels were primarily on spot charters.  Under spot charters, the vessel owner is responsible for voyage related costs that are borne by the charterer under time charters.  Because of this, spot charters earn higher voyage revenues to allow the owner to recoup these voyage costs.

VOYAGE EXPENSES-Voyage expenses decreased $26.6 million, or 59.5%, to $18.1 million for the six months ended June 30, 2007 compared to $44.7 million for the prior year period. This overall decrease in voyage expenses is primarily attributable to a decrease in the number of days our vessels operated under spot charters.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the six months ended June 30, 2007, the number of days our vessels operated under spot charters decreased by 61.3% to 1,064 days (674 days Aframax, 390 days Suezmax) from 2,750 days (1,397 days Aframax, 1,353 days Suezmax) during the prior year period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $24.1 million, or 17.6%, to $112.9 million for the six months ended June 30, 2007 compared to $137.0 million for the prior year period. This decrease is primarily the result of an 18.6% reduction in vessel operating days during the 2007 period compared to the 2006 period, offset by slightly better rates earned during the 2007 period.  Our average TCE rates increased 1.3% to $34,403 during the six months ended June 30, 2006 compared to $33,976 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Six months ended June 30,		Increase
	2007	2006	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$32,142	$26,555	$5,587	21.0%
Suezmax	42,749	—	42,749	0.0%
Total	74,891	26,555	48,336	182.0%

Spot charter:
Aframax	24,301	46,265	(21,964)	-47.5%
Suezmax	13,683	64,206	(50,523)	-78.7%
Total	37,984	110,471	(72,487)	-65.6%

TOTAL NET VOYAGE REVENUE	$112,875	$137,026	$(24,151)	-17.6%

Vessel operating days:
Time charter:
Aframax	1,064	1,283	(219)	-17.1%
Suezmax	1,153	—	1,153	0.0%
Total	2,217	1,283	934	72.8%

Spot charter:
Aframax	674	1,397	(723)	-51.8%
Suezmax	390	1,353	(963)	-71.2%
Total	1,064	2,750	(1,686)	-61.3%
TOTAL VESSEL OPERATING DAYS	3,281	4,033	(752)	-18.6%
AVERAGE NUMBER OF VESSELS	18.9	23.3	(4.4)	-18.9%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$30,209	$20,698	$9,511	46.0%
Suezmax	$37,076	n/m	n/m	n/m
Combined	$33,780	$20,698	$13,082	63.2%

Spot charter:
Aframax	$36,054	$33,117	$2,937	8.9%
Suezmax	$35,085	$47,456	$(12,371)	-26.1%
Combined	$35,699	$40,171	$(4,472)	-11.1%

TOTAL TCE	$34,403	$33,976	$427	1.3%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs decreased by $2.8 million, or 11.3%, to $22.6 million for the six months ended June 30, 2007 compared to $25.4 million for the prior year period.  This decrease is primarily attributed to a 18.9% decrease in the average size of our fleet to 18.9 vessels (10.0 Aframax, 8.9 Suezmax) during the six months ended June 30, 2007 compared to 23.3 vessels (15.5 Aframax, 7.8 Suezmax) during the prior year period and adjustments of accruals associated with crewing costs and lubricating oil costs resulting in a reduction in direct vessel expenses. On a daily basis, direct vessel expenses per vessel increased by $567, or 9.4%, to $6,596 ($6,618 Aframax, $6,572 Suezmax) for the six months ended June 30, 2007 compared to $6,029 ($5,819 Aframax, $6,446 Suezmax) for the prior year period. This increase in daily direct vessel expenses during the six months ended June 30, 2007 as compared to the prior year period is primarily attributed to higher insurance costs related to such factors as higher insured values of our vessels, write-offs of insurance claim deductibles and supplemental calls received relating to the premiums paid during the previous insurance year.

OTHER EXPENSE – Other expense for the six months ended June 30, 2006 is comprised of a $2.4 million settlement of a claim arising from the February 4, 2005 collision of the Genmar Kestrel involving a claim by a subsidiary of the Exxon Mobil Corporation.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $0.9 million, or 3.7%, to $25.1 million for the six months ended June 30, 2007 compared to $24.2 million for the prior year period. This increase reflects the following:

(a) a $2.0 million increase in financial advisory fees during the six months ended June 30, 2007 compared to the prior year period associated with financial advisory services received pursuant to our determination to pay a special dividend;

(b) a $0.9 million increase in severance costs for the six months ended June 30, 2007 compared to the prior year period; and

(c) a $2.0 million net decrease in costs associated with operating our foreign offices in Greece and Portugal during the six months ended June 30, 2007 compared to the prior year period.  This net decrease includes a $3.0 million decrease  in operating our office in Greece during the six months ended June 30, 2007 as compared to the prior year period.  This office ceased vessel operations during May 2006, and during the six months ended June 30, 2006, we incurred the cost of operating this office as well as severance costs relating to the closing this office, compared to minimal costs incurred during the six months ended June 30, 2007.  This decrease is partially offset by a $1.0 million increase in costs of operating our office in Portugal during the six months ended June 30, 2007 as compared to the prior year period, associated with increased staffing levels in that office.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $4.1 million, or 20.3%, to $24.5 million for the six months ended June 30, 2007 compared to $20.4 million for the prior year period. Vessel depreciation increased by $1.4 million to $18.0 million during the six months ended June 30, 2007 compared to $16.6 million during the prior year period.  This increase is primarily due to the additions to our fleet of the Harriet G in March 2006 and the Kara G in January 2007.

Amortization of drydocking increased by $2.8 million, or 105%, to $5.6 million for the six months ended June 30, 2007 compared to $2.7 million for the prior year period. This increase reflects amortization associated with the $11.9 million of drydock costs capitalized during the year ended December 31, 2006, as well as acceleration of amortization of two drydocks that have been rescheduled to earlier dates.

GAIN/LOSS ON SALE OF VESSELS AND EQUIPMENT—During the six months ended June 30, 2007, we incurred a $0.2 million loss associated with the disposal of certain vessel equipment.  During the six months ended June 30, 2006, we sold three single-hull Suezmax vessels, one double-sided Aframax vessel and nine Aframax OBO vessels for aggregate net proceeds of $340.9 million, and a net gain on sale of vessels of $46.5 million. All of these vessels were classified as Vessels held for sale on our balance sheet as of December 31, 2005.

NET INTEREST EXPENSE-Net interest expense increased by $7.4 million to $7.5 million for the six months ended June 30, 2007 compared to $0.1 million for the prior year period.  This increase is attributable to the increase in outstanding borrowings under our 2005 Credit Facility during 2007.

During March 2007 we paid a $15.00 per share dividend on our common stock through borrowings under our 2005 Credit Facility which increased our outstanding borrowings under our 2005 Credit Facility to $485 million as of June 30, 2007 compared to $50 million outstanding as of December 31, 2006.

NET INCOME-Net income was $28.4 million for the six months ended June 30, 2007 compared to net income of $110.4 million for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds; Cash Management

Since our formation, our principal sources of funds have been equity financings, issuance of long-term debt securities, operating cash flows, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, and fund working capital requirements and repayments on outstanding loan facilities. Beginning in 2005, we also adopted policies to use funds to pay dividends and, from time to time, to repurchase our common stock. See below for descriptions of our Dividend Policy and our Share Repurchase Program.

Our practice has been to acquire vessels using a combination of funds received from equity investors, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. Our payment of dividends is expected to decrease our available cash.  While we expect to use our operating cash flows and short-term borrowings to fund acquisitions, if any, we also intend to review debt and equity financing alternatives to fund such acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.

We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to implement our growth plan, dividend policy, and share repurchase. We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

Our operation of ocean-going vessels carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts. Our current insurance coverage includes (1) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (2) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (3) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (4) loss of hire insurance for all of our vessels for loss of revenue for up to 90 days resulting from a vessel being off hire.

Dividend Policy

On February 21, 2007, we announced that our Board of Directors declared a special, one-time cash dividend of $15.00 per share. The dividend was paid on March 23, 2007 to shareholders of record as of March 9, 2007.  We funded substantially the entire amount of the special dividend payment through new borrowings under our 2005 Credit Facility.  Inclusive of this special dividend, our history of dividend payments is as follows:

		Amount
Quarter ended	Paid date	(million)
March 31, 2005	June 13, 2005	$68.4
June 30, 2005	September 7, 2005	$32.5
September 30, 2005	December 13, 2005	$9.5
December 31, 2005	March 17, 2006	$68.0
March 31, 2006	June 5, 2006	$47.7
June 30, 2006	September 8, 2006	$21.7
September 30, 2006	December 14, 2006	$23.0
December 31, 2006	March 23, 2007	$506.8
March 31, 2007	May 31, 2007	$16.4
June 30, 2007	August 31, 2007	$16.5

We also announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year.  On July 31, 2007, our Board of Directors declared a $0.50 per share dividend that will be payable on or about August 31, 2007.

The declaration of dividends and their amount, if any, will depend upon the results of the Company and the determination of our Board of Directors.  Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005, our Board of Directors approved a share repurchase program for up to a total of $200 million of the Company’s common stock. In February 2006, our Board of Directors approved an additional $200 million for repurchases of the Company’s common stock under the share repurchase program. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors including provisions of our 2005 Credit Facility, as amended on February 20, 2007. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Through June 30, 2007, the Company has acquired 6,765,913 shares of its common stock for $243.8 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.  The Company did not acquire any of these shares during the six months ended June 30, 2007.

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

Pursuant to this amendment, we are permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $50 million plus 50% of cumulative net excess cash flow after February 16, 2007.  In addition, the amendment permitted us to declare a one-time special dividend of up to $15 per share (up to an aggregate amount not to exceed $500 million) at any time prior to December 31, 2007.

Under the 2005 Credit Facility, as amended, for any time on or after April 1, 2007 the leverage ratio covenant was eliminated and the minimum cash balance covenant was reduced such that we are notpermitted to reduce the sum of (A) our unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to less than $50 million.  In addition, the Company agreed to a new covenant whereby we will not permit our net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time from April 1, 2007.

As of June 30, 2007, we are in compliance, in all material respects, with all of the financial covenants under our 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50.1 million beginning October 26, 2009 and a bullet reduction of $599.6 million at the end of year seven. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of June 30, 2007, we have outstanding letters of credit aggregating $5.7 million which expire between November 2007 and March 2008, leaving $44.3 million available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of June 30, 2007 and December 31, 2006, $485 million and $50 million, respectively, of the facility were outstanding. The facility is collateralized by 19 of the our double-hull vessels and our two newbuilding Suezmax contracts, with carrying values as of June 30, 2007 of $637.3 million and $55.6 million, respectively, as well as our equity interests in our subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend our governing documents or documents related to our Senior Notes, and merge, consolidate, or dispose of assets. We are also required to comply with various ongoing financial covenants, including with respect to our minimum cash balance collateral maintenance, and net debt to EBITDA ratio.  If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

During the six months ended June 30, 2007 and 2006, we paid dividends of $523.2 million and $115.7 million, respectively.  Included in the dividends paid during the six months ended June 30, 2007 are a special dividend of $15 per share of $486.5 million which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the six months ended June 30, 2007 ranged from 6.13% to 6.25% on the 2005 Credit Facility.

Based on borrowings as of June 30, 2007, none of the $485 million outstanding under the 2005 Credit Facility is due until 2012.

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

In January 2006, pursuant to the completion of the cash tender offer, the second supplemental indenture entered into in connection with the Senior Notes (the “Second Supplemental Indenture”) became operative. The Second Supplemental Indenture amended the indenture under which the Senior Notes were issued (the “Indenture”) to eliminate substantially all of the restrictive covenants and certain default provisions in the Indenture (the “Amendments”). The Amendments were binding upon holders of the remaining Senior Notes who did not tender their Senior Notes pursuant to the cash tender offer even though such holders did not consent to the Amendments.

In May 2006, the Company purchased and retired the remaining $20,000 par value of its Senior Notes, leaving none outstanding as of December 31, 2006.

Interest expense under all of the Company’s 2005 Credit Facility and Senior Notes aggregated $8.5 million and $3.2 million for the six months ended June 30, 2007 and 2006, respectively.

Cash and Working Capital

Cash decreased to $37.0 million as of June 30, 2007 compared to $107.5 million as of December 31, 2006. Working capital is current assets minus current liabilities. Working capital was $38.1 million as of June 30, 2007 compared to $110.7 million as of December 31, 2006.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 49.0% to $61.1 million for the six months ended June 30, 2007, compared to $119.8 million for the prior year period. This decrease is primarily attributable to less net income (after removing the effect of losses and gains on sale of vessels) earned during the six months ended June 30, 2007 compared to the prior year period, and a smaller decrease in amounts due from charterers during the six months ended June 30, 2007 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used by investing activities was $42.2 million for the six months ended June 30, 2007 compared to $298.9 million of net cash provided by investing activities for the prior year period.  During the six months ended June 30, 2007, we made payments related to vessel construction in progress of $41.0 million (including $1.4 million of capitalized interest).  During the six months ended June 30, 2006, we received $340.9 million from the sale of 13 vessels and we made payments relating to vessel construction in progress of $40.1 million (including $2.0 million of capitalized interest).

Cash Flows from Financing Activities

Net cash used by financing activities was $89.4 million for the six months ended June 30, 2007 compared to $412.0 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  During the six months ended June 30, 2007 we borrowed a net amount of $435.0 million of revolving debt associated with our 2005 Credit Facility; during the six months ended June 30, 2006 we repaid a net amount of $90.0 million of revolving debt associated with our 2005 Credit Facility.

•                  During the six months ended June 30, 2006 we paid $205.6 million to acquire and retire 5,714,056 shares of our common stock.

•                  During the six months ended June 30, 2007 we paid $523.2 million of dividends to our shareholders compared to $115.7 million paid during the prior year period.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the six months ended June 30, 2007, we paid $2.7 million of drydock related costs. During 2007, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on four vessels and that the expenditures to perform these drydocks will aggregate approximately $9 million to $11 million. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts. The purchase price of these contracts aggregated $67.2 million which was paid to the seller of those contracts. Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts. Two of these Suezmax vessels were delivered to us during March 2006 and January 2007.  As of June 30, 2007, we are required to pay an additional aggregate amount of $68.4 million through the completion of construction of the two remaining Suezmax vessels delivery of which is expected to occur between August 2007 and February 2008. The installments that comprise this $68.4 million are payable as follows: $35.8 million in 2007 and $32.6 million in 2008.

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

The following is a tabular summary of our future contractual obligations as of June 30, 2007 for the categories set forth below (dollars in millions):

	Total	2007 (2)	2008	2009	2010	2011	Thereafter
2005 Credit Facility (1)	$649.4	$15.5	$30.8	$30.8	$30.8	$30.8	$510.7
Newbuilding installments	68.4	35.8	32.6	—	—	—	—
Aircraft lease	2.4	0.8	1.5	0.1	—	—	—
Senior officer employment agreements	2.4	1.0	0.7	0.7	—	—	—
Office leases	19.5	0.9	1.6	1.3	1.3	1.4	13.0
Total commitments	$742.1	$54.0	$67.2	$32.9	$32.1	$32.2	$523.7

(1)             Future interest payments on our 2005 Credit Facility are based on our current outstanding balance using a current borrowing rate of 6.125%. The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)             Denotes the six month period from July 1, 2007 to December 31, 2007.

Off-Balance-Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Other Derivative Financial Instruments

Freight rates. As part of our business strategy, we may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. These contracts generally settle based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a may also include a specified bunker price index. The BITR averages rates received in the spot market by cargo type, by crude oil and refined petroleum products, and by trade route. The duration of a contract can be one month, one quarter or up to three years with open positions settling on a monthly basis.

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter.  This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations as Other income or expense in each reporting period. As of June 30, 2007, the fair market value of the freight derivative contract resulted in a liability to the Company of $1.0 million and an unrealized loss of $3.2 million for the six months ended June 30, 2007, which is reflected on our statement of operations as Other expense.  In addition, the Company paid $1.3 million related to monthly settlements of the contract during the six months ended June 30, 2007, which is reflected on our statement of operations as Other expense.

Related Party Transactions

During the fourth quarter of 2000, the Company loaned $486,000 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of June 30, 2007.

During the six months ended June 30, 2007 and 2006, the Company incurred fees for legal services aggregating $58,000 and $133,000, respectively, to the father of Peter C. Georgiopoulos, none of which is outstanding as of June 30, 2007.

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

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related and other miscellaneous expenditures totaling $69,000, during the six months ended June 30, 2007 and similar expenditures totaling $139,000 for the six months ending June 30, 2006.  Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco.  The total balance of $69,000 was outstanding as of June 30, 2007 and is included in Prepaid expenses and other current assets.

During the six months ended June 30, 2007 and 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $64,000 and $7,000, respectively, based on actual time spent by the employee, none of which balance remains outstanding as of June 30, 2007.

During the six months ended June 30, 2007 and 2006, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers to the Company’s vessels aggregating $402,000 and $1,104,000, respectively.  None of these balances were outstanding as of June 30, 2007. During the six months ended March 31, 2007 Aegean has incurred travel related expenditures for use of the Company aircraft totaling $98,000. At June 30, 2007 none of this balance remains outstanding.  During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the six months ended June 30, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $111,646 directly to the third-party charterer. During the six months ended June 30, 2006, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on five occasions and incurred charter fees totaling $96,598 directly to the third-party charterer.  During the three months ended March 31, 2006, John P. Tavlarios chartered the Company’s aircraft from the third-party charterer on one occasion and paid charter fees totaling $6,997 directly to the third-party charterer.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2007, we provided a reserve of approximately 11% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of June 30, 2007.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At June 30, 2007, we had $485.0 million of floating rate debt with a margin over LIBOR of 0.75% compared to December 31, 2006 when we had $50.0 million of floating rate debt with a margin over LIBOR of 0.75%. A one percent increase in LIBOR would increase interest expense on our $485.0 million outstanding floating rate indebtedness by approximately $4.9 million per year from June 30, 2007.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the six months ended June 30, 2007, approximately 10% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.2 million for the six months ended June 30, 2007.

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

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations each reporting period. As of June 30, 2007, the fair market value of the freight derivative contract resulted in a liability to the Company of $1.0 million and an unrealized loss of $3.2 million for the six months ended June 30, 2007, which is reflected on our statement of operations as Other expense.  In addition, the Company paid $1.3 million related to monthly settlements of the contract during the six months ended June 30, 2007, which is reflected on our statement of operations as Other expense.  A 10% increase in the forward BITR from the June 30, 2007 levels would result in additional payments to the counterparty of $4.5 million over the period from July 1, 2007 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the June 30, 2007 level would result in additional payments to the counterparty of $1.4 million over the period from July 1, 2007 to June 30, 2009.

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

There have been no significant changes in our internal control over financial reporting or in other factors that could have significantly affected internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  Appearing below is our update of a risk factor in the Form 10-K.

If we lose any of our customers, especially our largest customer, Lukoil Oil Company, or a significant portion of our revenues, including revenues from Lukoil, our operating results could be materially adversely affected. We derive a significant portion of our voyage revenues from time charters by a single customer, Lukoil Oil Company.  During the three months ended June 30, 2007, Lukoil accounted for 41% of our voyage revenues, and during the remainder of 2007 we expect Lukoil to account for a significant portion of our voyage revenues.  Our revenues other than Lukoil revenues are also derived from a limited number of customers. During the years ended December 31, 2006 and 2005 no single customer accounted for more than 10% of our voyage revenues. During the year ended December 31, 2004, Sun International Ltd. accounted for 15.4% of our voyage revenues. If we lose Lukoil or another significant customer, or if Lukoil or another significant customer decreases the amount of business it transacts with us, our revenues, cash flows and profitability could be materially and adversely affected.

The risks described in our Annual Report on Form 10-K or listed above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the six months ended June 30, 2007, we did not repurchase any shares of our common stock pursuant to our share repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          General Maritime’s annual meeting of shareholders was held on May 16, 2007.

(b)         Not Required.

(c)          Proposal I:             Election of Class III Directors:

For: Peter C. Georgiopoulos	16,351,971	Withheld:	448,970
For: William J. Crabtree	16,539,706	Withheld:	261,235
For: Stephen A. Kaplan	16,728,098	Withheld:	72,843

Messrs. Georgiopoulos, Crabtree and Kaplan were re-elected as Class III directors until the 2010 annual meeting of shareholders and until their successors are elected and qualified or their earlier resignation or removal.

Proposal II:                 Ratification of appointment of Deloitte & Touche LLP as the Company’s independent auditors for the period ending December 31, 2007:

Total shares in favor:	16,772,695
Total shares opposed:	22,011
Total shares abstaining:	6,235
Number of shares voted:	16,800,941

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

ITEM 6.          EXHIBITS

Exhibit	Document (1)
10.1	Stock Grant Agreement, dated as of June 29, 2007, between the Company and William J. Crabtree

10.2	Restricted Stock Grant Agreement, dated as of June 29, 2007, between the Company and Rex W. Harrington

10.3	Restricted Stock Grant Agreement, dated as of June 29, 2007, between the Company and John O. Hatab

10.4	Restricted Stock Grant Agreement, dated as of June 29, 2007, between the Company and Stephen A. Kaplan

10.5	Restricted Stock Grant Agreement, dated as of June 29, 2007, between the Company and Peter S. Schaerf

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)             Each exhibit is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: August 9, 2007	By:
Peter C. Georgiopoulos
Chairman, Chief Executive
Officer, and President

Exhibit Index

Exhibit	Document (1)
10.1	Restricted Stock Grant Agreement, dated as of June 29, 2007, between the Company and William J. (Crabtree

10.2	Restricted Stock Grant Agreement, dated as of June 29, 2007, between the Company and Rex W. Harrington

10.3	Restricted Stock Grant Agreement, dated as of June 29, 2007, between the Company and John O. Hatab

10.4	Restricted Stock Grant Agreement, dated as of June 29, 2007, between the Company and Stephen A. Kaplan

10.5	Restricted Stock Grant Agreement, dated as of June 29, 2007, between the Company and Peter S. Schaerf

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)             Each exhibit is filed herewith.