Form 10-Q
period 2007-09-30
GENERAL MARITIME CORP/
filed 2007-11-09
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 5, 2007:

Common Stock, par value $0.01 per share 31,739,365 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$32,355	$107,460
Due from charterers, net	5,594	13,288
Prepaid expenses and other current assets	18,976	17,117
Derivative asset	1,650	—
Total current assets	58,575	137,865
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $180,175 and $152,840, respectively	692,880	592,686
Vessel construction in progress	27,356	77,416
Other fixed assets, net	9,773	8,257
Deferred drydock costs, net	15,143	18,572
Deferred financing costs, net	4,971	4,469
Derivative asset	893	2,180
Other assets	2,113	1,000
Goodwill	1,245	1,245
Total noncurrent assets	754,374	705,825
TOTAL ASSETS	$812,949	$843,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,920	$18,698
Deferred voyage revenue	4,677	8,449
Total current liabilities	20,597	27,147
NONCURRENT LIABILITIES:
Long-term debt	545,000	50,000
Derivative liability	428	—
Other noncurrent liabilities	3,812	2,630
Total noncurrent liabilities	549,240	52,630
TOTAL LIABILITIES	569,837	79,777
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 31,739,365 and 32,739,107 shares at September 30, 2007 and December 31, 2006, respectively	318	328
Paid-in capital	243,152	438,801
Accumulated other comprehensive income	(358)	—
Retained earnings	—	324,784
Total shareholders’ equity	243,112	763,913
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$812,949	$843,690

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2007	2006	2007	2006
VOYAGE REVENUES:
Voyage revenues	$56,115	$77,648	$187,078	$259,363
OPERATING EXPENSES:
Voyage expenses	7,018	21,738	25,106	66,426
Direct vessel expenses	12,690	11,004	35,275	36,460
Other expense	—	—	—	2,430
General and administrative	9,935	9,971	35,070	34,210
Depreciation and amortization	12,532	10,793	37,076	31,196
Loss (gain) on sale of vessels and equipment	184	503	349	(46,041)
Total operating expenses	42,359	54,009	132,876	124,681
OPERATING INCOME	13,756	23,639	54,202	134,682
OTHER INCOME (EXPENSE):
Interest income	463	1,250	2,083	4,283
Interest expense	(8,045)	(496)	(17,203)	(3,661)
Other income (expense)	4,758	(398)	295	(881)
Net other income (expense)	(2,824)	356	(14,825)	(259)
Net income	$10,932	$23,995	$39,377	$134,423

Basic earnings per common share	$0.36	$0.78	$1.29	$4.24
Diluted earnings per common share	$0.35	$0.76	$1.25	$4.13

Weighted average shares outstanding:
Basic	30,316,604	30,927,086	30,636,327	31,728,347
Diluted	31,107,095	31,748,691	31,447,452	32,515,737

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(IN THOUSANDS)
(UNAUDITED)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance as of January 1, 2007	$328	$438,801	$324,784	$—		$763,913
Comprehensive income:
Net income			39,377		$39,377	39,377
Unrealized derivative loss on cash flow hedge				(358)	(358)	(358)
Comprehensive income					$39,019
Exercise of stock options	—	94	—			94
Acquisition and retirement of 1,177,400 shares of common stock	(11)	(28,371)				(28,382)
Cash dividends paid	—	(180,092)	(359,541)			(539,633)
Restricted stock issued in lieu of cash dividend	1	4,619	(4,620)			—
Restricted stock amortization	—	8,101	—	—		8,101
Balance at September 30, 2007 (unaudited)	$318	$243,152	$—	$(358)		$243,112

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$39,377	$134,423
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of vessels and equipment	349	(46,041)
Depreciation and amortization	37,076	31,196
Amortization of deferred financing costs	712	—
Restricted stock compensation expense	8,101	7,512
Unrealized gain on derivative financial instruments	(293)	—
Changes in operating assets and liabilities:
Decrease in due from charterers	7,694	18,998
(Increase) decrease in prepaid expenses and other current assets	(1,859)	4,784
Increase in other assets	(1,113)	—
Decrease in accounts payable and accrued expenses	(3,190)	(7,640)
Increase in noncurrent liabilities	1,182	46
Decrease in deferred voyage revenue	(3,772)	(1,007)
Deferred drydock costs incurred	(4,633)	(6,879)
Net cash provided by operating activities	79,631	135,392
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Payments for vessel construction in progress	(77,298)	(44,478)
Proceeds from sale of vessels	—	340,901
Purchase of other fixed assets	(3,303)	(2,340)
Net cash (used) provided by investing activites	(80,601)	294,083
CASH FLOWS USED BY FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	550,000	175,000
Repayments on revolving credit facilities	(55,000)	(260,000)
Cash dividend paid	(539,633)	(137,405)
Payments to acquire and retire common stock	(28,382)	(218,974)
Payments made to retire Senior Notes	—	(20)
Proceeds from exercise of stock options	94	85
Payment of deferred financing costs	(1,214)	(697)
Net cash used by financing activities	(74,135)	(442,011)
Net decrease in cash	(75,105)	(12,536)
Cash, beginning of period	107,460	96,976
Cash, end of period	$32,355	$84,440

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$16,056	$3,691
Transfer of Vessel from Vessel construction in progress	$127,861	$61,671
Restricted stock granted to employees (net of forfeitures)	$306	$(230)
Restricted stock granted in lieu of cash dividends	$4,620	$—

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

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for voyage and time charter agreements are as follows:

VOYAGE CHARTERS - Voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the departure from the discharge port of the vessel’s previous cargo and is deemed to end upon the departure from the discharge port of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At September 30, 2007 and December 31, 2006, the Company has a reserve of $344 and $1,333, respectively, against its due from charterers’ balance associated with demurrage revenues.

TIME CHARTERS - Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. As of September 30, 2007 and December 31, 2006, the Company believes that there are no unasserted claims on its vessels under time charter contracts; accordingly, there is no reserve as of September 30, 2007 and December 31, 2006.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the nine months ended September 30, 2007 and 2006, the Company capitalized $2,040 and $2,680, respectively, of interest expense.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

COMPREHENSIVE INCOME- The Company follows SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

DERIVATIVE FINANCIAL INSTRUMENTS—The Company may, from time to time, be party to derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, (c) declines in future spot rates, which would reduce revenues on future voyages of vessels trading on the spot market, and (d) rising interest rates, which would increase interest expense paid on the Company’s floating rate credit facility.

The Company considers its freight derivative financial instrument to be an economic hedge against declines in future spot rates, although it does not qualify as a hedge for accounting purposes. As such, the Company records the fair value of this derivative financial instrument on its balance sheet as a Derivative asset or liability. Changes in fair value in this derivative financial instrument, as well as payments made to, or received from counterparties, to periodically settle this derivative transaction, are recorded as Other expense or income on the statement of operations.

To manage its exposure to fluctuating interest rates, the Company uses an interest rate swap agreement, which has been designated, for accounting purposes as an effective hedge of a portion of balance outstanding under the Company’s 2005 Credit Facility.  Interest rate differentials to be paid or received under this agreement for any portion of designated debt that is effectively hedged is accrued and recognized as an adjustment of interest expense.  The interest rate differential on the swap that does not have designated debt or is not effectively hedged will be reflected as income or (expense) from derivative instruments and is listed as a component of Other (expense) income.   The fair value of the interest rate swap agreement is recognized in the financial statements as Derivative asset or liability.

Amounts receivable or payable arising at the settlement of the hedged interest rate swap are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure provided the designated liability continues to exist.  Amounts receivable or payable arising at the settlement of unhedged interest rate swaps are reflected as income or (expense) from derivative instruments and are included as a component of Other (expense) income.

See Note 8.

SIGNIFICANT CUSTOMERS- For the three months and nine months ended September 30, 2007 one customer accounted for 49.7% and 37.3% of revenue, respectively.  For the three months and nine months ended September 30, 2006 no single customer accounted for more than 10% of revenue.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 is effective for the Company commencing in 2008. The Company will not adopt SFAS No. 159.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the nine months ended September 30, 2007 and 2006, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	30,316,604	30,927,086	30,636,327	31,728,347

Diluted earnings per share:
Weighted average common shares outstanding	30,316,604	30,927,086	30,636,327	31,728,347
Stock options	2,827	48,533	5,236	47,137
Restricted stock awards	787,664	773,072	805,889	740,253
	31,107,095	31,748,691	31,447,452	32,515,737

3.             CASH FLOW INFORMATION

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $69, $188 and $155, respectively, for the nine months ended September 30, 2007.

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

Office Closings

On February 10, 2006, the Company signed agreements to sell nine OBO Aframax vessels. In connection with that decision, the Company determined one technical management office outside the U.S. would adequately service its current fleet and as such decided to cease its technical management operations at its office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.

This office ceased its technical management operations during May 2006. The cost of ceasing technical management operations at this office was approximately $1,300, primarily attributable to employee severance costs. The Company incurred these costs during the nine months ended September 30, 2006, which had been classified as a component of general and administrative expense on the statement of operations, of which approximately $1,160 had been paid. The balance of these costs was paid during the remainder of 2006.

During February 2007, the Company decided to close its office in London, England, operated by General Maritime Management (UK) LLC, which provides commercial management services for the Company’s vessels, due to a large increase in the percentage of the fleet that is on long-term time charter. This office ceased its commercial management activities during March 2007. The cost of closing this office, which was classified as a component of general and administrative expense, was approximately $160, and was substantially attributable to employee severance costs which were paid during March 2007. The Company expects to close this office during 2008.

5.             VESSEL ACQUISITIONS/ DELIVERIES

During the nine months ended September 30, 2006, the Company took delivery of one newly-constructed Suezmax tanker. Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $61,671.

During the nine months ended September 30, 2007, the Company took delivery of two newly-constructed Suezmax tankers. Capitalized costs of these vessels over their construction period, inclusive of capitalized interest, were $127,861.

These three vessels are part of the 20 vessels that collateralize the Company’s 2005 Credit Facility (see Note 7).

6.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Accounts payable	$3,086	$4,384
Accrued operating	7,121	8,885
Accrued administrative	5,713	5,429
Total	$15,920	$18,698

7.             LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
2005 Credit Facility	$545,000	$50,000
Total	545,000	50,000
Less: Current portion of long-term debt	—	—
Long-term debt	$545,000	$50,000

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

As of September 30, 2007, the Company is in compliance, in all material respects, with all of the financial covenants under its 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50,063 beginning October 26, 2009 and a bullet reduction of $599,625 at the end of year seven. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of September 30, 2007, the Company has outstanding letters of credit aggregating $5,658 which expire between November 2007 and March 2008, leaving $44,342 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of September 30, 2007 and December 31, 2006, $545,000 and $50,000, respectively, of the facility is outstanding. The facility is collateralized by 20 of the Company’s double-hull vessels and its one newbuilding Suezmax contract, with carrying values as of September 30, 2007 of $692,880 and $27,356, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

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

During the nine months ended September 30, 2007 and 2006, the Company paid dividends of $539,633 and $137,405, respectively. Included in the dividends paid during the nine months ended September 30, 2007 is a special dividend of $15 per share of $486,491 which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the nine months ended September 30, 2007 ranged from 6.13% to 6.50% on the 2005 Credit Facility.

Based on borrowings as of September 30, 2007, none of the $545,000 outstanding under the 2005 Credit Facility is due until 2012.

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

Interest expense under all of the Company’s 2005 Credit Facility and Senior Notes aggregated $16,213 and $3,661 for the nine months ended September 30, 2007 and 2006, respectively.

8.             DERIVATIVE FINANCIAL INSTRUMENTS

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. The Company has taken a short position in this freight derivative contract, which reduces a portion of the Company’s exposure to the spot charter market by creating a synthetic time charter. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month, with the Company receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a specified bunker price index. The BITR averages rates received in the spot market by cargo type, by crude oil and refined petroleum products, and by trade route. The Company uses freight derivative contracts as economic hedges, but has not designated them as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income or expense in each reporting period. As of September 30, 2007, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers as of September 30, 2007, resulted in an asset to the Company of $2,474, of which $1,581 is current and $893 is noncurrent. The Company recorded an unrealized gain and realized loss of $293 and $58, respectively, for the nine months ended September 30, 2007, which is reflected on the Company’s statement of operations as Other expense.

Effective September 21, 2007, the Company entered into an interest rate swap agreement with Citibank. NA to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $100,000 and has a fixed interest rate on the notional amount of 4.748% through October 1, 2010, when it expires. The differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred.  The change in value on this swap is reflected as a component of OCI.

The Company has, on September 21, 2007, designated the entire $100,000 notional amount of this swap as an effective hedge against $100,000 of the outstanding balance on its 2005 Credit Facility.   As of September 30, 2007, this swap had a fair value of $358, which was comprised of a current asset of $70 and a noncurrent liability of $428, resulting in accumulated OCI expense and OCI of $358 as of and for the nine months ended September 30, 2007. This swap had no ineffectiveness resulting in any income or expense from derivative instruments.

The Company is exposed to credit loss in the event of non-performance by the counterparties to its derivative financial instruments; however, the Company does not currently expect non-performance by any of the counterparties.

9.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of September 30, 2007.

During the nine months ended September 30, 2007 and 2006, the Company incurred fees for legal services aggregating $64 and $133, respectively, to the father of Peter C. Georgiopoulos, of which $5 and $18 remains outstanding as of September 30, 2007 and December 31, 2006, respectively.

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

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related and other miscellaneous expenses for use of the Company’s aircraft totaling $119 during the nine months ended September 30, 2007 and similar expenses totaling $186 for the nine months ended September 30, 2006. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco. None of the balance was outstanding as of September 30, 2007 and December 31, 2006.

During the nine months ended September 30, 2007 and 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $93 and $22, respectively, based on actual time spent by the employee, of which $0 and $25 remains outstanding as of September 30, 2007 and December 31, 2006, respectively.

During the nine months ended September 30, 2007 and 2006, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers to the Company’s vessels aggregating $402 and $1,404, respectively. None of these balances were outstanding as of September 30, 2007. During the nine months ended September 30, 2007 and 2006 Aegean incurred travel related expenditures for use of the Company aircraft totaling $98 and $0,  respectively. At September 30, 2007 and December 31,

2006, none of this balance remains outstanding. During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder. During December 2006, Aegean completed its initial public offering. At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean. In August 2007, the investment vehicle was dissolved and the shares of Aegean held by the investment vehicle were distributed to Messrs. Georgiopoulos and Tavlarios.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the nine months ended September 30, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $113 directly to the third-party charterer. During the nine months ended September 30, 2006, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on five occasions and incurred charter fees totaling $99 directly to the third-party charterer. During the nine months ended September 30, 2006, John Tavlarios chartered the Company’s aircraft from the third-party charterer on one occasion and incurred charter fees totaling $7 directly to the third-party charterer.

10.          STOCK-BASED COMPENSATION

2001 Stock Incentive Plan

On June 10, 2001, the Company adopted the General Maritime Corporation 2001 Stock Incentive Plan. The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan was increased from 2,900,000 shares to 4,400,000 shares pursuant to an amendment and restatement of the plan as of May 26, 2005. Under this plan the Company’s compensation committee, another designated committee of the board of directors or the board of directors may grant a variety of stock-based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

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

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. During the nine months ended September 30, 2007 and 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $23 and $66, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of September 30, 2007, there was $9 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 0.4 years.

The following table summarizes all stock option activity during the nine months ended September 30, 2007:

		Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value

Outstanding, January 1, 2007	17,750	$16.21	$7.87
Granted	—	—	—
Expired	—	—	—
Exercised	(6,000)	$15.58	$7.55
Forfeited	(2,000)	$6.06	$3.43
Outstanding, September 30, 2007	9,750	$18.68	$8.97
Exercisable as of September 30, 2007	2,000	$19.57	$9.49

A summary of the activity for nonvested stock option awards during the nine months ended September 30, 2007 is as follows:

		Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value

Outstanding and nonvested, January 1, 2007	13,375	$18.42	$8.90
Granted	—	—	—
Vested	(5,625)	18.37	8.99
Forfeited	—	—	—
Outstanding and nonvested, September 30, 2007	7,750	$18.45	$8.84

The following table summarizes certain information about stock options outstanding as of September 30, 2007 (all of which are expected to vest in accordance with their terms):

	Options Outstanding, September 30, 2007			Options Exercisable, September 30, 2007
			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number of	Average	Contractual	Number of	Exercise
Exercise Price	Options	Exercise Price	Life	Options	Price

$ 14.58	4,750	$14.58	6.1	750	$14.58
$ 22.57	5,000	$22.57	6.6	1,250	$22.57
	9,750	$18.68	6.4	2,000	$19.57

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

The weighted average grant-date fair value of restricted stock granted during the nine months ended September 30, 2007 and 2006 is $28.69 per share and $32.16 per share, respectively.

A summary of the activity for restricted stock awards during the nine months ended September 30, 2007 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2007	1,944,325	$30.12
Granted	176,196	28.69
Vested	(12,000)	32.76
Forfeited	(4,538)	35.07
Outstanding and nonvested, September 30, 2007	2,103,983	$29.97

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of September 30, 2007:

	2007 *	2008	2009	2010	2011	Thereafter	TOTAL
Restricted Stock Grant Date

November 26, 2002	$135	$541	$495	$—	$—	$—	$1,171
November 12, 2003	20						20
February 9, 2005	399	1,306	972	737	737	2,124	6,275
April 5, 2005	441	1,753	1,749	1,749	1,749	5,251	12,692
December 21, 2005	599	1,936	1,446	1,101	974	3,774	9,830
December 18, 2006	695	1,982	1,344	923	628	2,630	8,202
April 2, 2007	—	—	—	—	—	—	—
June 29, 2007	125	183					308

Total by year	$2,414	$7,701	$6,006	$4,510	$4,088	$13,779	$38,498

* Represents the period from October 1- December 31, 2007.

As of September 30, 2007 and December 31, 2006, there was $38,498 and $46,270, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of September 30, 2007, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 3.8 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the nine months ended September 30, 2007 and 2006 was $8,078 and $7,446, respectively.

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

Through December 31, 2006, the Company repurchased and retired 6,765,913 shares of its common stock for $243,845. During the nine months ended September 30, 2007, the Company repurchased and retired an additional 1,177,400 shares of its common stock for $28,382. As of September 30, 2007, the Company is permitted under the share repurchase program to acquire additional shares of its common stock for up to $127,773, subject to the provisions of the 2005 Credit Facility as amended on February 20, 2007.

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

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. Our subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for an accidental discharge of bunker fuel from the vessel. The Company understands the federal and Puerto Rico authorities are conducting civil and criminal investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

This matter has been reported to the Company’s protection and indemnity insurance underwriters, and the Company believes that any such liabilities will be covered by its insurance, less a deductible. The Company has not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by the Company is not estimable at this time.

The Company has been cooperating in these investigations and has posted a surety bond to cover any potential fines or penalties that may be imposed in connection with the matter.

13.          SUBSEQUENT EVENT

On October 31, 2007, the Company’s Board of Directors declared a $0.50 per share dividend that will be payable on November 30, 2007.

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

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2007 and 2006. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services and a large mid-sized tanker fleet operator. As of September 30, 2007 our fleet consisted of 20 wholly owned vessels comprised of 10 Aframax vessels and 10 Suezmax tankers, with a total cargo carrying capacity of 2.5 million deadweight tons. In addition, we have one newbuilding Suezmax tanker which is anticipated to be delivered during February 2008.

A summary of our vessel acquisitions and dispositions during 2005, 2006 and 2007 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Alta	Sold	Suezmax	November 10, 2005
Genmar Boss	Sold	Aframax	November 15, 2005
Genmar Nestor	Sold	Aframax	November 22, 2005
Genmar George	Sold	Aframax	November 25, 2005
Genmar Sky	Sold	Suezmax	November 25, 2005
Genmar Honour	Sold	Suezmax	November 28, 2005
Genmar Commander	Sold	Aframax	November 30, 2005
Genmar Prometheus	Sold	Suezmax	December 1, 2005
Genmar Conqueror	Sold	Suezmax	December 8, 2005
Genmar Ariston	Sold	Suezmax	December 10, 2005
Genmar Leonidas	Sold	Aframax	December 19, 2005
Genmar Kestrel	Sold	Suezmax	December 21, 2005
Genmar Sun	Sold	Aframax	December 21, 2005
Genmar Spartiate	Sold	Suezmax	January 5, 2006
Genmar Macedon	Sold	Suezmax	January 6, 2006
Genmar Zoe	Sold	Suezmax	January 14, 2006
Genmar Gabriel	Sold	Aframax	January 23, 2006
Genmar Endurance	Sold	Aframax	March 12, 2006
Genmar Harriet G	Delivered	Suezmax	March 1, 2006
Genmar Pericles	Sold	Aframax	April 4, 2006
Genmar Spirit	Sold	Aframax	April 4, 2006
Genmar Challenger	Sold	Aframax	April 6, 2006
Genmar Champ	Sold	Aframax	April 18, 2006
Genmar Trust	Sold	Aframax	April 18, 2006
Genmar Trader	Sold	Aframax	May, 2 2006
Genmar Hector	Sold	Aframax	May 19, 2006
Genmar Star	Sold	Aframax	May 30, 2006
Genmar Kara G	Delivered	Suezmax	January 15, 2007
Genmar George T	Delivered	Suezmax	August 28, 2007

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

During February 2007, we decided to close our office in London, England, operated by General Maritime Management (UK) LLC, which provides commercial management services for our vessels, due to the large increase in the percentage of our fleet that is on long-term time charter.  This office ceased its commercial management activities during March 2007.  The cost of closing this office, which we classified as a component of general and administrative expense in March 2007, was approximately $0.2 million, and was substantially attributable to employee severance costs.  All of these costs resulted in cash expenditures.  We expect to close this office during 2008.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended		Nine months ended
INCOME STATEMENT DATA	September-07	September-06	September-07	September-06
(Dollars in thousands, except per share data)
Voyage revenues	$56,115	$77,648	$187,078	$259,363
Voyage expenses	7,018	21,738	25,106	66,426
Direct vessel expenses	12,690	11,004	35,275	36,460
Other expense	—	—	—	2,430
General and administrative expenses	9,935	9,971	35,070	34,210
Depreciation and amortization	12,532	10,793	37,076	31,196
Loss (gain) on sale of vessels	184	503	349	(46,041)
Total operating expenses	42,359	54,009	132,876	124,681
Operating income	13,756	23,639	54,202	134,682
Net interest expense (income)	7,582	(754)	15,120	(622)
Other expense	(4,758)	398	(295)	881
Net Income	$10,932	$23,995	$39,377	$134,423
Basic earnings per share	$0.36	$0.78	$1.29	$4.24
Diluted earnings per share	$0.35	$0.76	$1.25	$4.13
Weighted average shares outstanding, thousands	30,317	30,927	30,636	31,728
Diluted average shares outstanding, thousands	31,107	31,749	31,447	32,516

BALANCE SHEET DATA, at end of period	September-07	December-06
(Dollars in thousands)
Cash	$32,355	$107,460
Current assets, including cash	58,575	137,865
Total assets	812,949	843,690
Current liabilities	20,597	27,147
Total long-term debt	545,000	50,000
Shareholders’ equity	243,112	763,913

	Three months ended		Nine months ended
OTHER FINANCIAL DATA	September-07	September-06	September-07	September-06
(dollars in thousands, except average daily results)
Net cash provided by operating activities	18,510	15,587	79,631	135,392
Net cash provided (used) by investing activities	(38,353)	(4,788)	(80,601)	294,083
Net cash used by financing activities	15,246	(30,058)	(74,135)	(442,011)
Capital expenditures
Vessel (purchases) sales, including deposits	(36,338)	(4,367)	(77,298)	296,423
Drydocking or capitalized survey or improvement costs	(1,896)	(3,802)	(4,633)	(6,879)
Weighted average long-term debt	508,315	41,250	369,084	106,010

OTHER DATA
EBITDA (1)	31,046	34,034	91,573	164,997

FLEET DATA
Total number of vessels at end of period	20	18	20	18
Average number of vessels (2)	19.4	18.0	19.1	21.5
Total vessel operating days for fleet (3)	1,627	1,558	4,908	5,591
Total time charter days for fleet	1,274	338	3,491	1,621
Total spot market days for fleet	353	1,220	1,417	3,970
Total calendar days for fleet (4)	1,781	1,656	5,205	5,878
Fleet utilization (5)	91.4%	94.1%	94.3%	95.1%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$30,177	$35,886	$33,002	$34,508
Direct vessel operating expenses per vessel (7)	7,125	6,645	6,777	6,203

		Three months ended		Nine months ended
		September-07	September-06	September-07	September-06
EBITDA Reconciliation
Net Income		$10,932	$23,995	$39,377	$134,423
+	Net interest expense (income)	7,582	(754)	15,120	(622)
+	Depreciation and amortization	12,532	10,793	37,076	31,196
	EBITDA	$31,046	$34,034	$91,573	$164,997

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

(2) Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessels was part of our fleet during the period divided by the number of calendar days in that period.

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and nine months ended September 30, 2007 and 2006 is set forth in the table below.

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2007	2006	2007	2006
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	25.8%	19.7%	21.8%	18.9%
Other expense	0.0%	0.0%	0.0%	1.3%
General and administrative expenses	20.2%	17.8%	21.7%	17.7%
Depreciation and amortization	25.5%	19.3%	22.9%	16.2%
Loss /(Gain) on sale of vessels	0.4%	0.9%	0.2%	-23.9%
Operating income	28.1%	42.3%	33.4%	69.8%
Net interest (expense)/ income	-15.4%	1.3%	-9.3%	0.3%
Other (expense)/ income	9.7%	-0.7%	0.2%	-0.5%
Net income	22.4%	42.9%	24.3%	69.6%

(1)   Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA	FOR THE THREE MONTHS		FOR THE NINE MONTHS
(Dollars in thousands, except share data)	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2007	2006	2007	2006

Voyage revenues	$56,115	$77,648	$187,078	$259,363
Voyage expenses	(7,018)	(21,738)	(25,106)	(66,426)
Net voyage revenues	$49,097	$55,910	$161,972	$192,937

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

VOYAGE REVENUES- Voyage revenues decreased by $21.6 million, or 27.7%, to $56.1 million for the three months ended September 30, 2007 compared to $77.7 million for the prior year period. This decrease is primarily due to a change in the composition of our vessel operating days which during the three months ended September 30, 2007 consisted primarily of time charters compared to the 2006 period when our vessels were primarily on spot charters.  Under spot charters, the vessel owner is responsible for voyage related costs that are borne by the charterer under time charters.  Because of this, spot charters earn higher voyage revenues to allow the owner to recoup these voyage costs. This decrease in voyage revenues is also attributable to weaker spot rates earned during the three months ended September 30, 2007 compared to the prior year period, but was mitigated by the increase in time charter rates attained during the three months ended September 30, 2007 as compared to the prior year period.

This decrease occurred in spite of a 4.4% increase in vessel operating days to 1,627 days for the three months ended September 30, 2007 from 1,558 days for the prior year period. During the three months ended September 30, 2007, the average size of our fleet increased by 7.8% to 19.4 vessels (10.0 Aframax, 9.4 Suezmax) compared to 18.0 vessels (10.0 Aframax, 8.0 Suezmax) during the prior year period.  This increase in vessels is the result of the addition to our fleet of two newly constructed Suezmax vessels during January 2007 and August 2007.  Voyage revenues are expected to decrease during 2007 as compared to 2006 due to the higher percentage of our fleet on time charter during 2007.

VOYAGE EXPENSES- Voyage expenses decreased $14.7 million, or 67.7%, to $7.0 million for the three months ended September 30, 2007 compared to $21.8 million for the prior year period. This overall decrease in voyage expenses is primarily attributable to a decrease in the number of days our vessels operated under spot charters. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the three months ended September 30, 2007, the number of days our vessels operated under spot charters decreased by 71.1% to 353 days (261 days Aframax, 92 days Suezmax) from 1,220 days (539 days Aframax, 681 days Suezmax) during the prior year period.  Voyage expenses are expected to decrease during 2007 as compared to 2006 due to the decrease in the number of days our vessels will operate under spot charters during 2007 associated with the increase in the proportion of our fleet that is currently on long-term time charters.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $6.8 million, or 12.2%, to $49.1 million for the three months ended September 30, 2007 compared to $55.9 million for the prior year period.   This decrease is primarily the result of a 15.9% decrease in our average TCE rates to $30,177 during the three months ended September 30, 2007 compared to $35,886 for the prior year period, which was attributable to weaker spot rates during the three months ended September 30, 2007 as compared to the prior year period.  The impact of lower spot rates on the Company was mitigated by our increased time charter coverage in the 2007 period.  The time charters in the 2007 period earned rates that were higher than those attained in the prior year period and were also higher than TCE rates attained during the 2007 period by our vessels operating on spot charters.  This decrease is offset by a 4.4% increase in vessel operating days during the 2007 period compared to the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended September 30,		Increase
	2007	2006	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$14,140	$7,839	$6,301	80.4%
Suezmax	28,516	1,779	26,737	1502.9%
Total	42,656	9,618	33,038	343.5%
Spot charter:
Aframax	4,708	15,513	(10,805)	-69.7%
Suezmax	1,733	30,779	(29,046)	-94.4%
Total	6,441	46,292	(39,851)	-86.1%

TOTAL NET VOYAGE REVENUE	$49,097	$55,910	$(6,813)	-12.2%

Vessel operating days:
Time charter:
Aframax	508	288	220	76.4%
Suezmax	766	50	716	1432.0%
Total	1,274	338	936	276.9%

Spot charter:
Aframax	261	539	(278)	-51.6%
Suezmax	92	681	(589)	-86.5%
Total	353	1,220	(867)	-71.1%
TOTAL VESSEL OPERATING DAYS	1,627	1,558	69	4.4%
AVERAGE NUMBER OF VESSELS	19.4	18.0	1.4	7.8%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$27,836	$27,217	$619	2.3%
Suezmax	$37,227	$35,572	$1,655	4.7%
Combined	$33,482	$28,453	$5,029	17.7%
Spot charter:
Aframax	$18,039	$28,782	$(10,743)	-37.3%
Suezmax	$18,835	$45,197	$(26,362)	-58.3%
Combined	$18,246	$37,945	$(19,699)	-51.9%
TOTAL TCE	$30,177	$35,886	$(5,709)	-15.9%

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $1.7 million, or 15.3%, to $12.7 million for the three months ended September 30, 2007 compared to $11.0 million for the prior year period. This increase is attributed to a 7.8% increase in the size of our fleet to 19.4 vessels (10.0 Aframax, 9.4 Suezmax) during 2007 compared to 18.0 vessels (10.0 Aframax, 8.0 Suezmax) during the prior year period as well as increases in our daily vessel operating costs.  On a daily basis, direct vessel expenses per vessel increased by $480, or 7.2%, to $7,125 ($7,305 Aframax, $6,933 Suezmax) for the three months ended September 30, 2007 compared to $6,645 ($6,602 Aframax, $6,699 Suezmax) for the prior year period. This increase in daily cost during the three months ended September 30, 2007 as compared to the prior year period is primarily attributable to certain expenses reflecting expensing of insurance claim deductibles, increased insurance premiums associated with the increased value of our fleet, and higher costs of lubricating oils associated with changes in trading patterns that require lubricating oils to be procured in geographic regions where they are costlier during the three months ended September 30, 2007 as compared to the prior year period.

We anticipate that direct vessel expenses for the fourth quarter will be $12.1 million based on management’s estimates of $6,600 per day for our Suezmax tankers and $6,500 per day for our Aframax tankers.

OTHER EXPENSE – Other expense for the three months ended September 30, 2006 is comprised of a $2.4 million settlement of a claim arising from the February 4, 2005 collision of the Genmar Kestrel involving a claim by a subsidiary of the Exxon Mobil Corporation.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses were flat at $10.0 million for the three months ended September 30, 2007 compared to $10.0 million for the prior year period.  Reflected in general and administrative expenses are the following offsetting fluctuations:

•              During the three months ended September 30, 2007, we incurred $0.5 million of increases in the cost of operating our technical management office in Portugal as compared to the prior year period due to increased staffing levels and expanded infrastructure resulting from our decision to cease technical management operations in our office in Greece effective May 2006.

•              During the three months ended September 30, 2007, we had a $0.2 million decrease in the cost of operating our commercial management office in London, England as compared to the prior year period, because commercial management activities at this office ceased during March 2007.

•              During the three months ended September 30, 2007, we had a $0.2 million decrease in costs associated with our corporate aircraft as compared to the prior year period resulting from less usage in 2007.

We anticipate that, based on current conditions, general and administrative expense for the remainder of 2007 will be slightly higher than the expense of the three months ended September 30, 2007.  General and administrative expense is not expected to decrease in 2008 in light of management’s current strategy for future growth.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $1.7 million, or 16.1%, to $12.5 million for the three months ended September 30, 2007 compared to $10.8 million for the prior year period. Vessel depreciation was $9.4 million during the three months ended September 30, 2007 compared to $8.6 million during the prior year period.  This increase is primarily due to depreciation of the Genmar Kara G and Genmar George T which joined our fleet in January 2007 and August 2007, respectively.

Amortization of drydocking increased by $0.9 million, or 54.3%, to $2.5 million for the three months ended September 30, 2007 compared to $1.6 million for the prior year period. This increase reflects amortization associated with the $11.9 million of drydock costs capitalized during the year ended December 31, 2006, as well as acceleration of amortization of one drydock that has been rescheduled to an earlier date.

Depreciation and amortization for the fourth quarter of 2007 is expected to be approximately the same as depreciation and amortization experienced during the three months ended September 30, 2007  due to an increase in vessel depreciation during the fourth quarter of 2007 associated with the inclusion of the Genmar George T in our fleet for the entire period, offset by a decrease in drydock amortization in the fourth quarter associated with there being no accelerations of drydocks from future periods into the fourth quarter.

GAIN/LOSS ON SALE OF VESSELS AND EQUIPMENT—During the three months ended September 30, 2007, we incurred a $0.2 million loss associated with the disposal of certain vessel equipment.  During the three months ended September 30, 2006, we incurred a $0.5 million reduction of gains associated with the sale of 13 vessels during the six months ended June 30, 2006 for aggregate net proceeds of $340.9 million.

NET INTEREST EXPENSE- Net interest expense for the three months ended September 30, 2007 was $7.6 million compared to net interest income of $0.8  million for the prior year period.  This increase is attributable to the increase in outstanding borrowings under our 2005 Credit Facility during 2007.

During March 2007 we paid a $15.00 per share dividend on our common stock through borrowings under our 2005 Credit Facility which increased our outstanding borrowings under our 2005 Credit Facility to $545 million as of September 30, 2007 compared to $50 million outstanding as of December 31, 2006.  We expect our long-term debt to be approximately $550 million for the remainder of 2007 and, as such, expect our interest expense to be significantly higher for the remainder of 2007 as compared to 2006.

OTHER INCOME (EXPENSE) – Other income for the three months ended September 30, 2007 was $4.7 million and consisted primarily of a realized gain on the our freight derivative of $1.2 million and an unrealized gain on our freight derivative of $3.4 million.  Other expense for the three months ended September 30, 2006 was $0.4 million and consisted primarily of a realized loss on our freight derivative of $1.3 million, offset by an unrealized gain on our freight derivative of approximately $0.9 million.

NET INCOME- Net income was $10.9 million for the three months ended September 30, 2007 compared to net income of $24.0 million for the prior year period.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

VOYAGE REVENUES-Voyage revenues decreased by $72.3 million, or 27.9%, to $187.1 million for the nine months ended September 30, 2007 compared to $259.4 million for the prior year period.  This decrease is attributable to a 12.2% reduction in vessel operating days to 4,908 days for the nine months ended September 30, 2007 from 5,591 days for the prior year period.  During the nine months ended September 30, 2007, the average size of our fleet decreased by 11.2% to 19.1 vessels (10.0 Aframax, 9.1 Suezmax) during 2007 compared to 21.5 vessels (13.6 Aframax, 7.9 Suezmax) during the prior year period.

This decrease in voyage revenues is also due to a change in the compostion of our operating days during the nine months ended September 30, 2007 which consisted primarily of time charters compared to the 2006 period when our vessels were primarily on spot charters.  Under spot charters, the vessel owner is responsible for voyage related costs that are borne by the charterer under time charters.  Because of this, spot charters earn higher voyage revenues to allow the owner to recoup these voyage costs.  This decrease in voyage revenues is also attributable to weaker spot rates earned during the three months ended September 30, 2007 compared to the prior year period, but was mitigated by the increase in time charter rates attained during the three months ended September 30, 2007 as compared to the prior year period.

VOYAGE EXPENSES-Voyage expenses decreased $41.3 million, or 62.2%, to $25.1 million for the nine months ended September 30, 2007 compared to $66.4 million for the prior year period.  This overall decrease in voyage expenses is primarily attributable to a decrease in the number of days our vessels operated under spot charters.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the nine months ended September 30, 2007, the number of days our vessels operated under spot charters decreased by 64.3% to 1,417 days (935 days Aframax, 482 days Suezmax) from 3,970 days (1,936 days Aframax, 2,034 days Suezmax) during the prior year period.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $31.0 million, or 16.0%, to $162.0 million for the nine months ended September 30, 2007 compared to $193.0 million for the prior year period. This decrease is primarily the result of an 12.2% reduction in vessel operating days during the 2007 period compared to the 2006 period, as well as lower spot rates earned during the 2007 period.  The impact of lower spot rates on the Company was mitigated by our increased time charter coverage in the 2007 period.  The time charters in the 2007 period earned rates that higher than those attained in the prior year period and were also higher than TCE rates attained during the 2007 period by our vessels operating on spot charters.  Our average TCE rates decreased 4.4% to $33,002 during the nine months ended September 30, 2006 compared to $34,508 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Nine months ended September 30,		Increase
	2007	2006	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$46,313	$34,394	$11,919	34.7%
Suezmax	71,319	1,779	69,540	3908.9%
Total	117,632	36,173	81,459	225.2%
Spot charter:
Aframax	28,978	61,779	(32,801)	-53.1%
Suezmax	15,362	94,985	(79,623)	-83.8%
Total	44,340	156,764	(112,424)	-71.7%

TOTAL NET VOYAGE REVENUE	$161,972	$192,937	$(30,965)	-16.0%

Vessel operating days:
Time charter:
Aframax	1,572	1,571	1	0.1%
Suezmax	1,919	50	1,869	3738.0%
Total	3,491	1,621	1,870	115.4%

Spot charter:
Aframax	935	1,936	(1,001)	-51.7%
Suezmax	482	2,034	(1,552)	-76.3%
Total	1,417	3,970	(2,553)	-64.3%
TOTAL VESSEL OPERATING DAYS	4,908	5,591	(683)	-12.2%
AVERAGE NUMBER OF VESSELS	19.1	21.5	(2.4)	-11.2%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$29,461	$21,893	$7,568	34.6%
Suezmax	$37,165	$35,572	$1,593	4.5%
Combined	$33,696	$22,315	$11,381	51.0%
Spot charter:
Aframax	$30,993	$31,911	$(918)	-2.9%
Suezmax	$31,872	$46,699	$(14,827)	-31.8%
Combined	$31,292	$39,487	$(8,195)	-20.8%
TOTAL TCE	$33,002	$34,508	$(1,506)	-4.4%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $1.2 million, or 3.3%, to $35.3 million for the nine months ended September 30, 2007 compared to $36.5 million for the prior year period.  This decrease is primarily attributed to an 11.2% decrease in the average size of our fleet to 19.1 vessels (10.0 Aframax, 9.1 Suezmax) during the nine months ended September 30, 2007 compared to 21.5 vessels (13.6 Aframax, 7.9 Suezmax) during the prior year period and adjustments of accruals associated with crewing costs and lubricating oil costs resulting in a reduction in direct vessel expenses. On a daily basis, direct vessel expenses per vessel increased by $574, or 9.3%, to $6,777 ($6,849 Aframax, $6,698 Suezmax) for the nine months ended September 30, 2007 compared to $6,203 ($6,015 Aframax, $6,530 Suezmax) for the prior year period. This increase in daily cost during the nine months ended September 30, 2007 as compared to the prior year period is primarily attributable to certain expenses reflecting expensing of insurance claim deductibles, increased insurance premiums associated with the increased value of our fleet, higher deck and engine stores expenses associated with bringing the technical management of two of our Aframax vessels in-house, and higher costs of lubricating oils as a result of higher prices of such during the nine months ended September 30, 2007 as compared to the prior year period.

OTHER EXPENSE – Other expense for the nine months ended September 30, 2006 is comprised of a $2.4 million settlement of a claim arising from the February 4, 2005 collision of the Genmar Kestrel involving a claim by a subsidiary of the Exxon Mobil Corporation.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses increased by $0.9 million, or 2.5%, to $35.1 million for the nine months ended September 30, 2007 compared to $34.2 million for the prior year period. This increase reflects the following:

(a) A $2.0 million increase in financial advisory fees during the nine months ended September 30, 2007 compared to the prior year period associated with financial advisory services received pursuant to our determination to pay a special dividend.

(b) A $0.9 million increase in severance costs for the nine months ended September 30, 2007 compared to the prior year period.

 (c) A $1.5 million net decrease in costs associated with operating our foreign offices in Greece and Portugal during the nine months ended September 30, 2007 compared to the prior year period.  This net decrease includes a $2.9 million decrease in operating our office in Greece during the nine months ended September 30, 2007 as compared to the prior year period.  This office ceased vessel operations during May 2006, and during the nine months ended September 30, 2006, we incurred the cost of operating this office as well as severance costs relating to the closing this office, compared to minimal costs incurred during the nine months ended September 30, 2007.  This decrease is partially offset by a $1.4 million increase in costs of operating our office in Portugal during the nine months ended September 30, 2007 as compared to the prior year period, associated with increased staffing levels in that office.

(d) A $0.6 million decrease in costs during the nine months ended September 30, 2007 compared to the prior year period associated with our use of a third party crewing manager during the nine months ended September 30, 2006.  Effective October 1, 2006, this function is being performed by our office in Portugal.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $5.9 million, or 18.8%, to $37.1 million for the nine months ended September 30, 2007 compared to $31.2 million for the prior year period. Vessel depreciation increased by $2.3 million to $27.5 million during the nine months ended September 30, 2007 compared to $25.2 million during the prior year period.  This increase is primarily due to the additions to our fleet of the Harriet G in March 2006, the Kara G in January 2007 and the George T in August 2007.

Amortization of drydocking increased by $3.7 million, or 85.8%, to $8.0 million for the nine months ended September 30, 2007 compared to $4.3 million for the prior year period. This increase reflects amortization associated with the $11.9 million of drydock costs capitalized during the year ended December 31, 2006, as well as acceleration of amortization of two drydocks that have been rescheduled to earlier dates.

GAIN/LOSS ON SALE OF VESSELS AND EQUIPMENT—During the nine months ended September 30, 2007, we incurred a $0.3 million loss associated with the disposal of certain vessel equipment.  During the nine months ended September 30, 2006, we sold three single-hull Suezmax vessels, one double-sided Aframax vessel and nine Aframax OBO vessels for aggregate net proceeds of $340.9 million, and a net gain on sale of vessels of $46.0 million. All of these vessels were classified as Vessels held for sale on our balance sheet as of December 31, 2005.

NET INTEREST EXPENSE-Net interest expense was $15.1 million for the nine months ended September 30, 2007 compared to net interest income of $0.6 million for the prior year period.  This increase is attributable to the increase in outstanding borrowings under our 2005 Credit Facility during 2007.

During March 2007 we paid a $15.00 per share dividend on our common stock through borrowings under our 2005 Credit Facility which increased our outstanding borrowings under our 2005 Credit Facility to $545 million as of September 30, 2007 compared to $50 million outstanding as of December 31, 2006.

OTHER INCOME (EXPENSE) – Other income for the nine months ended September 30, 2007 was $0.3 million and consisted primarily of a realized loss on the our freight derivative of $0.1 million and an unrealized gain on our freight derivative of $0.3 million.  Other expense for the nine months ended September 30, 2006 was $0.9 million and consisted primarily of a realized loss on our freight derivative of $1.3 million and an unrealized loss on our freight derivative of approximately $0.1 million, offset by a $0.5 million gain on Euros held by the Company.

NET INCOME-Net income was $39.4 million for the nine months ended September 30, 2007 compared to net income of $134.4 million for the prior year period.

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

Quarter ended	Paid date	Amount
		(million)
March 31, 2005	June 13, 2005	$68.4
June 30, 2005	September 7, 2005	$32.5
September 30, 2005	December 13, 2005	$9.5
December 31, 2005	March 17, 2006	$68.0
March 31, 2006	June 5, 2006	$47.7
June 30, 2006	September 8, 2006	$21.7
September 30, 2006	December 14, 2006	$23.0
December 31, 2006	March 23, 2007	$506.8
March 31, 2007	May 31, 2007	$16.4
June 30, 2007	August 31, 2007	$16.4
September 30, 2007	November 30, 2007	$15.9

We also announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year.  On October 31, 2007, our Board of Directors declared a $0.50 per share dividend that will be payable on or about November 30, 2007.

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

Through September 30, 2007, the Company has acquired 7,943,313 shares of its common stock for $272.2 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.  During the nine months ended September 30, 2007, we repurchased 1,177,400 shares of our common stock for $28.4 million (average per share purchase price of $24.11) pursuant to our share repurchase program.

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

Under the 2005 Credit Facility, as amended, for any time on or after April 1, 2007 the leverage ratio covenant was eliminated and the minimum cash balance covenant was reduced such that we are not permitted to reduce the sum of (A) our unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to less than $50 million.  In addition, the Company agreed to a new covenant whereby we will not permit our net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time from April 1, 2007.

As of September 30, 2007, we are in compliance, in all material respects, with all of the financial covenants under our 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50.1 million beginning October 26, 2009 and a bullet reduction of $599.6 million at the end of year seven. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of September 30, 2007, we have outstanding letters of credit aggregating $5.7 million which expire between November 2007 and March 2008, leaving $44.3 million available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of September 30, 2007 and December 31, 2006, $545 million and $50 million, respectively, of the facility were outstanding. The facility is collateralized by 20 of the our double-hull vessels and our one newbuilding Suezmax contract, with carrying values as of September 30, 2007 of $692.9 million and $27.4 million, respectively, as well as our equity interests in our subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

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

During the nine months ended September 30, 2007 and 2006, we paid dividends of $539.6 million and $137.4 million, respectively.  Included in the dividends paid during the nine months ended September 30, 2007 are a special dividend of $15 per share of $486.5 million which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the nine months ended September 30, 2007 ranged from 6.13% to 6.50% on the 2005 Credit Facility.

Based on borrowings as of September 30, 2007, none of the $545 million outstanding under the 2005 Credit Facility is due until 2012.

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

Interest expense under all of the Company’s 2005 Credit Facility and Senior Notes aggregated $16.2 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Cash and Working Capital

Cash decreased to $32.4 million as of September 30, 2007 compared to $107.5 million as of December 31, 2006. Working capital is current assets minus current liabilities. Working capital was $38.0 million as of September 30, 2007 compared to $110.7 million as of December 31, 2006.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 41.2% to $79.6 million for the nine months ended September 30, 2007, compared to $135.4 million for the prior year period. This decrease is primarily attributable to less net income (after removing the effect of losses and gains on sale of vessels) earned during the nine months ended September 30, 2007 compared to the prior year period, and a smaller decrease in amounts due from charterers during the nine months ended September 30, 2007 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used by investing activities was $80.6 million for the nine months ended September 30, 2007 compared to $294.1 million of net cash provided by investing activities for the prior year period.  During the nine months ended September 30, 2007, we made payments related to vessel construction in progress of $77.3 million (including $2.0 million of capitalized interest).  During the nine months ended September 30, 2006, we received $340.9 million from the sale of 13 vessels and we made payments relating to vessel construction in progress of $44.5 million (including $2.7 million of capitalized interest).

Cash Flows from Financing Activities

Net cash used by financing activities was $74.1 million for the nine months ended September 30, 2007 compared to $442.0 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•              During the nine months ended September 30, 2007 we borrowed a net amount of $495.0 million of revolving debt associated with our 2005 Credit Facility; during the nine months ended September 30, 2006 we repaid a net amount of $85.0 million of revolving debt associated with our 2005 Credit Facility.

•              During the nine months ended September 30, 2007 we paid $28.4 million to acquire and retire 1,177,400 shares of our common stock; during the nine months ended September 30, 2006 we paid $219.0 million to acquire and retire 6,085,356 shares of our common stock

•              During the nine months ended September 30, 2007 we paid $539.6 million of dividends to our shareholders compared to $137.4 million paid during the prior year period.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the nine months ended September 30, 2007, we paid $4.6 million of drydock related costs. During 2007, we anticipate that we will capitalize costs associated with drydocks or significant in-water surveys on four vessels and that the expenditures to perform these drydocks will aggregate approximately $9 million to $11 million. The ability to meet this maintenance schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

Capital Improvements

We have budgeted $5.7 million in 2007 for capital projects associated with environmental compliance, satisfying requirements of oil majors and vessel upgrades.  Through September 30, 2007, we have capitalized $3.3 million relating to such projects.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts. The purchase price of these contracts aggregated $67.2 million which was paid to the seller of those contracts. Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts. Three of these Suezmax vessels were delivered to us during March 2006, January 2007 and August 2007.  As of September 30, 2007, we are required to pay an additional aggregate amount of $34.8 million through the completion of construction of the one remaining Suezmax vessel delivery of which is expected to occur in February 2008. The installments that comprise this $34.8 million are payable as follows: $2.2 million in 2007 and $32.6 million in 2008.

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

The following is a tabular summary of our future contractual obligations as of September 30, 2007 for the categories set forth below (dollars in millions):

	Total	2007 (2)	2008	2009	2010	2011	Thereafter
2005 Credit Facility (1)	$729.8	$9.1	$36.4	$36.4	$36.4	$36.4	$575.1
Newbuilding installments	34.8	2.2	32.6	—	—	—	—
Aircraft lease	2.0	0.4	1.5	0.1	—	—	—
Senior officer employment agreements	1.9	0.5	0.7	0.7	—	—	—
Office leases	19.2	0.5	1.7	1.3	1.3	1.4	13.0
Total commitments	$787.7	$12.7	$72.9	$38.5	$37.7	$37.8	$588.1

(1)   Future interest payments on our 2005 Credit Facility are based on our current outstanding balance using a current borrowing rate of 6.50%. The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)   Denotes the three month period from October 1, 2007 to December 31, 2007.

Off-Balance-Sheet Arrangements

As of September 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter.  This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations as Other income or expense in each reporting period. As of September 30, 2007, the fair market value of the freight derivative contract resulted in an aggregate asset to the Company of $2.5 million and an unrealized gain of $0.3 million for the nine months ended September 30, 2007, which is reflected on our statement of operations as Other income.  In addition, the Company paid $0.1 million related to monthly settlements of the contract during the nine months ended September 30, 2007, which is reflected on our statement of operations as Other expense.

Effective September 21, 2007, the Company entered into an interest rate swap agreement with Citibank, NA to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $100 million and has a fixed interest rate on the notional amount of 4.748% through October 1, 2010, when it expires. The differential to be paid or received for this swap agreement is recognized as an adjustment to interest expense as incurred.  The change in value on this swap is reflected as a component of Other comprehensive income (“OCI”).

The Company has determined that this swap effectively hedge $100,000 of the outstanding balance on its 2005 Credit Facility.   As of September 30, 2007, this swap had a fair value of $0.4 million, which was comprised of a current asset of $0.1 and a noncurrent liability of $0.5 million, resulting in accumulated OCI expense and OCI of $0.4 million as of and for the nine months ended September 30, 2007.  This swap had no ineffectiveness resulting in any income or expense from derivative instruments.

Related Party Transactions

During the fourth quarter of 2000, the Company loaned $486,000 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of September 30, 2007.

During the nine months ended September 30, 2007 and 2006, the Company incurred fees for legal services aggregating $64,000 and $133,000, respectively, to the father of Peter C. Georgiopoulos, of which $5,000 and $18,000 is outstanding as of September 30, 2007 and December 31, 2006, respectively.

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

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related and other miscellaneous expenses totaling $119,000, during the nine months ended September 30, 2007 and similar expenses for use of the Company’s aircraft totaling $186,000 for the nine months ending September 30, 2006.  Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco.  None of the balance was outstanding as of September 30, 2007 and December 31, 2006.

During the nine months ended September 30, 2007 and 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $93,000 and $22,000, respectively, based on actual time spent by the employee, of which $0 and $25,000 remains outstanding as of September 30, 2007 and December 31, 2006, respectively.

During the nine months ended September 30, 2007 and 2006, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers to the Company’s vessels aggregating $402,000 and $1,404,000, respectively.  None of these balances were outstanding as of September 30, 2007. During the nine months ended September 30, 2007 Aegean has incurred travel related expenditures for use of the Company aircraft totaling $98,000. At September 30, 2007 none of this balance remains outstanding.  During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.  In August 2007, the investment vehicle was dissolved and the shares of Aegean held by the investment vehicle were distributed to Messrs. Georgiopoulos and Tavlarios.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the nine months ended September 30, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $113,130 directly to the third-party charterer. During the nine months ended September 30, 2006, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on five occasions and incurred charter fees totaling $99,114 directly to the third-party charterer.  During the nine months ended September 30, 2006, John P. Tavlarios chartered the Company’s aircraft from the third-party charterer on one occasion and paid charter fees totaling $7,062 directly to the third-party charterer.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2007, we provided a reserve of approximately 11% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of September 30, 2007.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At September 30, 2007, we had $545.0 million of floating rate debt with a margin over LIBOR of 0.75% compared to $50.0 million as of December 31, 2006. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2007, we were party to an interest rate swap agreement having an aggregate notional amount of $100.0 million , which effectively fixed LIBOR on a like amount of principal at a rate of 4.748%. We were not a party to any such agreement as of December 31, 2006.  If we terminate this swap agreement prior to its maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of September 30, 2007 the fair value of this swap was a net liability to us of $0.4 million. A one percent increase in LIBOR would increase interest expense on the portion of our $445.0 million outstanding floating rate indebtedness that is not hedged by approximately $4.4 million per year from September 30, 2007.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the nine months ended September 30, 2007, approximately 11% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.4 million for the nine months ended September 30, 2007.

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

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations each reporting period. As of September 30, 2007, the fair market value of the freight derivative contract resulted in an asset to the Company of $2.5 million and an unrealized gain of $0.3 million for the nine months ended September 30, 2007, which is reflected on our statement of operations as Other income.  In addition, the Company paid $0.1 million related to monthly settlements of the contract during the nine months ended September 30, 2007, which is reflected on our statement of operations as Other expense.  A 10% increase in the forward BITR from the September 30, 2007 levels would result in additional payments to the counterparty of $3.8 million over the period from October 1, 2007 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the September 30, 2007 level would result in additional payments to the counterparty of $1.3 million over the period from October 1, 2007 to June 30, 2009.

Item 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel.  The vessel crew took prompt action pursuant to the vessel response plan.  Our subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for an accidental discharge of bunker fuel from the vessel.  We understand the federal and Puerto Rico authorities are conducting civil and criminal investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay.  The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation.  The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil.  Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

This matter has been reported to the Company’s protection and indemnity insurance underwriters, and the Company believes that any such liabilities will be covered by its insurance, less a deductible.  The Company has not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by the Company is not estimable at this time.

The Company has been cooperating in these investigations and has posted a surety bond to cover any potential fines or penalties that may be imposed in connection with the matter.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  Appearing below is our update of a risk factor in the Form 10-K.

If we lose any of our customers, especially our largest customer, Lukoil Oil Company, or a significant portion of our revenues, including revenues from Lukoil, our operating results could be materially adversely affected. We derive a significant portion of our voyage revenues from time charters by a single customer, Lukoil Oil Company.  During the three months and nine months ended September 30, 2007, Lukoil, through its subsidiary Eiger, accounted for 49.7% and 37.3%, respectively, of our voyage revenues, and during the remainder of 2007 we expect Lukoil to account for a significant portion of our voyage revenues.  Our revenues other than Lukoil revenues are also derived from a limited number of customers. During the years ended December 31, 2006 and 2005 no single customer accounted for more than 10% of our voyage revenues.  If we lose Lukoil or another significant customer, or if Lukoil or another significant customer decreases the amount of business it transacts with us, our revenues, cash flows and profitability could be materially and adversely affected.

The risks described in our Annual Report on Form 10-K or listed above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                  PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the nine months ended September 30, 2007, we repurchased 1,177,400 shares of our common stock for $28.4 million (average per share purchase price of $24.11) pursuant to our share repurchase program.

				Maximum Dollar
			Total Dollar	Amount that May
	Total Number	Average	Amount as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	Per Share	Plans or Programs	Programs
Jan. 1, 2007 - Jan. 31, 2007	—	$—	$—	$156,155,360
Feb. 1, 2007 - Feb. 28, 2007	—	$—	$—	156,155,360
Mar. 1, 2007 - Mar. 31, 2007	—	$—	$—	156,155,360
Apr. 1, 2007- Apr. 30, 2007	—	$—	$—	156,155,360
May 1, 2007- May 31, 2007	—	$—	$—	156,155,360
Jun. 1, 2007- Jun. 30, 2007	—	$—	$—	156,155,360
Jul. 1, 2007- Jul. 31, 2007	—	$—	$—	156,155,360
Aug. 1, 2007- Aug. 31, 2007	1,015,100	$23.96	$24,326,572	131,828,789
Sept. 1, 2007- Sept. 30, 2007	162,300	$24.99	4,055,627	127,773,162
Total	1,177,400	$24.11	$28,382,199	$127,773,162

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

GENERAL MARITIME CORPORATION

Date: November 9, 2007	By:	/s/ Peter C. Georgiopoulos
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