Form 10-K
period 2007-12-31
GENERAL MARITIME CORP/
filed 2008-02-29
CIK 1127269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to

Commission file number 001-16531

GENERAL MARITIME CORPORATION

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	06-1597083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 Park Avenue, New York, New York	10171
(Address of principal executive office)	(Zip Code)

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2007 was approximately $881.3 million, based on the closing price of $26.78 per share.

The number of shares outstanding of the registrant’s common stock as of February 22, 2008 was 31,318,240 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007, is incorporated by reference in Part III herein.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of international seaborne crude oil transportation services. Our current fleet consists of 21 wholly owned vessels, consisting of 10 Aframax and 11 Suezmax vessels.  The 21 vessels that we currently operate have a total of 2.7 million dwt, all of which is double-hulled. Many of the vessels in our fleet are “sister ships”, which provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.

The majority of our vessels currently operate in the Atlantic, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. Transportation of crude oil to the U.S. Gulf Coast and other refining centers in the United States requires vessel owners and operators to meet more stringent environmental regulations than in other regions of the world. We have focused our operations in the Atlantic because we believe that these stringent operating and safety standards give us a potential competitive advantage. We have established a niche in the region due to our high quality vessels, all of which are double-hulled, our commitment to safety and our many years of experience in the industry. Although the majority of our vessels operate in the Atlantic, we also currently operate vessels in the Black Sea and in other regions, which we believe enables us both to take advantage of market opportunities and to position our vessels in anticipation of drydockings. Our customers include most of the major international oil companies such as Chevron Corporation, CITGO Petroleum Corp., ConocoPhillips, Exxon Mobil Corporation, Hess Corporation, Lukoil Oil Company, and Sun International Ltd.

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

Our net voyage revenues, which are voyage revenues minus voyage expenses, have grown from $12.0 million in 1997 to $216.9 million in 2007. Net voyage revenues decreased by $28.6 million, or 11.7%, to $216.9 million for the year ended December 31, 2007 compared to $245.6 million for the year ended December 31, 2006 primarily due to the smaller size of our fleet. Between October 2005 and May 2006, we sold 17 of our non-double hull vessels and nine of our Oil/Bulk/Ore (OBO) vessels, which we considered to be non-core assets, in four separate transactions.  Between March 2006 and February 2008 we took delivery of four newly constructed Suezmax vessels, giving us a current fleet size of 21 vessels (all of which are double-hull).  As a result, we believe that our fleet profile has become more attractive to our customers.  We have also generated additional capital which we have used to repay indebtedness and pay dividends and which we may use to support potential future growth or other transactions that we believe would create value for our shareholders.

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

•              Growing and Managing the Profile of Our Fleet. We have been an industry consolidator focused on opportunistically acquiring high-quality mid-sized vessels or newbuilding contracts for such vessels. We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities. We also evaluate opportunities to monetize our investment in vessels by selling them when conditions are favorable to generate return on invested capital, to adjust the profile of our fleet to fit customer demands such as preference for double-hull vessels and to generate capital for potential value enhancing investments in the future. Between October 2005 and May 2006, we sold 17 non-double-hull vessels for approximately $432 million and nine OBO vessels for approximately $244 million.

•              Maintaining a Prudent Capital Structure. We are committed to maintaining prudent financial policies aimed at preserving financial stability and appropriate leverage and increasing long-term cash flow. As of December 31, 2006 our debt to capitalization ratio was 6.1%. As of December 31, 2007, our debt to capitalization ratio increased to 71.2%, which was attributable to our special dividend of $486.5 million paid in March 2007.  As of December 31, 2007 we had the ability to draw down an additional $327.5 million on our revolving credit facility.

OUR FLEET

Our current fleet consists of 21 vessels and is comprised of 10 Aframax vessels and 11 Suezmax vessels. The following chart provides information regarding our 21 vessels.

Vessel	Yard	Year Built	Year Aquired	DWT	Employment Status	Flag	Sister ships (2)

OUR CURRENT FLEET

AFRAMAX TANKERS
Genmar Strength (1)	Sumitomo	2003	2004	105,674	Spot	Liberia	A
Genmar Defiance (1)	Sumitomo	2002	2004	105,538	TC	Liberia	A
Genmar Ajax (1)	Samsung	1996	1998	96,183	TC	Liberia	B
Genmar Agamemnon (1)	Samsung	1995	1998	96,214	Spot	Liberia	B
Genmar Minotaur (1)	Samsung	1995	1998	96,226	Spot	Liberia	B
Genmar Revenge (1)	Samsung	1994	2004	96,755	Spot	Liberia
Genmar Constantine (1)	S. Kurushima	1992	1998	102,335	Spot	Liberia	C
Genmar Alexandra (1)	S. Kurushima	1992	2001	102,262	Spot	Marshall Islands	C
Genmar Princess (1)	Sumitomo	1991	2003	96,648	TC	Liberia	D
Genmar Progress (1)	Sumitomo	1991	2003	96,765	Spot	Liberia	D

				994,600

SUEZMAX TANKERS
Genmar St. Nikolas (1)	TSU	2008	2008	149,876	TC	Marshall Islands	H
Genmar George T (1)	TSU	2007	2007	149,847	TC	Marshall Islands	H
Genmar Kara G (1)	TSU	2007	2007	150,296	TC	Liberia	E
Genmar Harriet G (1)	TSU	2006	2006	150,205	TC	Liberia	E
Genmar Orion (1)	Samsung	2002	2003	159,992	TC	Marshall Islands
Genmar Argus (1)	Hyundai	2000	2003	164,097	TC	Marshall Islands	F
Genmar Spyridon (1)	Hyundai	2000	2003	153,972	TC	Marshall Islands	F
Genmar Hope (1)	Daewoo	1999	2003	153,919	TC	Marshall Islands	G
Genmar Horn (1)	Daewoo	1999	2003	159,475	TC	Marshall Islands	G
Genmar Phoenix (1)	Halla	1999	2003	149,999	TC	Marshall Islands
Genmar Gulf (1)	Daewoo	1991	2003	149,803	Spot	Marshall Islands

				1,691,481

	FLEET TOTAL			2,686,081

TC = Long Term Time Chartered

(1)           Each vessel is collateral for our $900 million credit facility.

(2)           Each vessel with the same letter is a “sister ship” of each other vessel with the same letter.

During March 2003 and May 2003, we acquired 19 vessels from Metrostar Management Corporation, an unaffiliated entity, consisting of 14 Suezmax and five Aframax vessels for an aggregate purchase price in cash of $525 million. The acquisitions were financed through the use of cash and borrowings under our then existing revolving credit facilities together with the incurrence of additional debt. During April 2004 and July 2004, we acquired nine vessels, consisting of three Aframax vessels, two Suezmax vessels and four Suezmax newbuilding contracts, and a technical management company from Soponata SA, an unaffiliated entity, for an aggregate purchase price of $248.1 million in cash. These four newbuilding Suezmax vessels were delivered between March 2006 and February 2008. The acquisitions were financed through the use of cash and borrowings under our revolving credit facilities.

During March 2003 and December 2003 we sold the Kentucky and the West Virginia, respectively. During November 2003, December 2003 and February 2004, we sold three double-bottomed 1986-built Aframax vessels that we acquired during

2003. During August 2004 and October 2004, we sold four single-hull Suezmax vessels. During 2005, we sold six Aframax and seven Suezmax vessels, all of which were either single-hull or double-sided. During January 2006, we sold one double-sided Aframax vessel and three single-hull Suezmax vessels. Between March 2006 and May 2006, we sold nine OBO Aframax vessels.  All of our vessels in our current fleet are double-hull, consisting of 10 Aframax vessels and 11 Suezmax vessels.

Commercial management for our vessels is provided through our wholly-owned subsidiary, General Maritime Management LLC, and was provided through March 2007 by our indirect wholly-owned subsidiary, General Maritime Management (UK) LLC, which was formed in March 2003.

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

	TIME CHARTER VS.SPOT MIX (as % of operating days)
	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Percent in Time Charter Days	70.3%	32.3%	28.3%
Percent in Spot Days	29.7%	67.7%	71.7%
Total Vessel Operating Days	6,599	7,121	14,073

Vessels operating on time charters may be chartered for several months or years whereas vessels operating in the spot market typically are chartered for a single voyage that may last up to several weeks. Vessels operating in the spot market may generate increased profit margins during improvements in tanker rates, while vessels operating on time charters generally provide more predictable cash flows. Accordingly, we actively monitor macroeconomic trends and governmental rules and regulations that may affect tanker rates in an attempt to optimize the deployment of our fleet. Our current fleet of 21 vessels has 13 vessels on time charter contracts expiring on dates between August 2009 and February 2011 shown as follows:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)
Genmar Ajax	Aframax	November 30, 2009	$29,500	(2)
Genmar Argus	Suezmax	November 5, 2009	$38,500
Genmar Defiance	Aframax	December 24, 2009	$29,500
Genmar George T.	Suezmax	August 27, 2010	$39,000
Genmar Harriet G.	Suezmax	June 1, 2010	$38,000
Genmar Hope	Suezmax	August 11, 2009	$36,500
Genmar Horn	Suezmax	November 22, 2009	$38,500
Genmar Kara G.	Suezmax	June 1, 2010	$38,000
Genmar Orion	Suezmax	June 1, 2010	$38,000
Genmar Phoenix	Suezmax	October 31, 2009	$38,500
Genmar Princess	Aframax	October 23, 2009	$27,750
Genmar Spyridon	Suezmax	October 12, 2009	$38,500
Genmar St. Nikolas	Suezmax	February 6, 2011	$39,000

(1)           Before brokers’ commissions.

(2)           Rate is reduced to $25,000 per day on December 1, 2008.

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

In February 2006, we determined one technical management office outside the U.S. would adequately service our current fleet and as such decided to close our office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.  This office ceased its technical management activities in May 2006 and we anticipate that this office will be closed during 2008. The cost of closing this office, which we have classified as a component of general and administrative expense, is approximately $1.3 million, substantially attributable to employee severance costs.  All of these costs have been paid as of December 31, 2006

During February 2007, we decided to close General Maritime Management (UK) LLC, which provided commercial management services for our vessels, due to the higher percentage of our fleet that is on long-term time charter.  This office ceased its commercial management activities by March 31, 2007.  The cost of closing this office, which we classified as a component of general and administrative expense in February 2007, was approximately $0.2 million, substantially attributable to employee severance costs.  All of these costs resulted in cash expenditures.

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

The following services are performed by General Maritime Management LLC and General Maritime Management (Portugal) Lda:

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

Our chartering staff, which is located in New York City, monitors fleet operations, vessel positions and spot market voyage charter rates worldwide. We believe that monitoring this information is critical to making informed bids on competitive brokered charters.

CREWING AND EMPLOYEES

As of December 31, 2007, we employed approximately 90 office personnel. Approximately 47 of these employees manage the commercial operations of our business, and are located in New York City. We have 32 employees located in Lisbon, Portugal, who manage the technical operations of our business, and are subject to a local company employment collective bargaining agreement which covers the main terms and conditions of their employment.  We have ten employees who procure crews for our vessels, three of which are located in Novorossiysk, Russia and seven of which are located in Mumbai, India.  We also have one employee located in Piraeus, Greece who is subject to Greece’s national employment collective bargaining agreement which covers terms and conditions of her employment.

As of December 31, 2007, we employed approximately 483 seaborne personnel to crew our fleet of 20 vessels and our Suezmax tanker delivered in February 2008, who are  staffed by our offices in India, Russia and Portugal.

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

CUSTOMERS

Our customers include most oil companies, as well as oil producers, oil traders, vessel owners and others. During the year ended December 31, 2007, Lukoil Oil Company accounted for approximately 39.5% of our voyage revenues.  During the years ended December 31, 2006 and 2005, no single customer accounted for more than 10% of our voyage revenues.

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

We compete principally with other Aframax and Suezmax owners. However, competition in the Aframax and Suezmax markets is also affected by the availability of alternative size vessels. Panamax size vessels can compete for some of the same charters for which we compete. Because Ultra Large Crude Carriers (ULCCs) and Very Large Crude Carriers (VLCCs) cannot enter the ports we serve due to their large size, they rarely compete directly with our vessels for specific charters.

Other significant operators of multiple Aframax and Suezmax vessels in the Atlantic basin include American Eagle Tankers Inc. Limited, Frontline, Ltd., Overseas Shipholding Group, Inc., Teekay Shipping Corporation and Tsakos Energy Navigation. There are also numerous, smaller vessel operators in the Atlantic basin.

INSURANCE

The operation of any ocean-going vessel carries an inherent risk of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to the risk of spills, and business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. The U.S. Oil Pollution Act of 1990, or OPA has made liability insurance more expensive for ship owners and operators imposing potentially unlimited liability upon owners, operators and bareboat charterers for oil pollution incidents in the territorial waters of the United States. We believe that our current insurance coverage is adequate to protect us against the principal accident-related risks that we face in the conduct of our business.

Our protection and indemnity insurance, or P&I insurance, covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo and other third-party property and pollution arising from oil or other substances. Our current P&I insurance coverage for pollution is the maximum commercially available amount of $1.0 billion per tanker per incident and is provided by mutual protection and indemnity associations. Each of the vessels currently in our fleet is entered in a protection and indemnity association which is a member of the International Group of Protection and Indemnity Mutual Assurance Associations. The 13 protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at $4.3 billion. As a member of protection and indemnity associations, which are, in turn, members of the International Group, we are subject to calls payable to the associations based on its claim records as well as the claim records of all other members of the individual associations and members of the pool of protection and indemnity associations comprising the International Group.

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

ENVIRONMENTAL REGULATION AND OTHER REGULATIONS

Government regulations and laws significantly affect the ownership and operation of our tankers.  We are subject to various international conventions, laws and regulations in force in the countries in which our vessels may operate or are registered.

A variety of government, quasi-governmental and private organizations subject our tankers to both scheduled and unscheduled inspections.  These organizations include the local port authorities, national authorities, harbor masters or equivalent, classification societies, flag state and charterers, particularly terminal operators and oil companies.  Some of these entities require us to obtain permits, licenses and certificates for the operation of our tankers.  Our failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of the vessels in our fleet.

We believe that the heightened levels of environmental and quality concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry.  Increasing environmental concerns have created a demand for tankers that conform to the stricter environmental standards.  We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with applicable local, national and international environmental laws and regulations.  We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our tankers.  In addition, a future serious marine incident that results in significant oil pollution or otherwise causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

International Maritime Organization

The International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of pollution by ships), has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, which has been updated through various amendments, or the MARPOL Convention. The MARPOL Convention implements environmental standards including oil leakage or spilling, garbage management, as well as the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions. These regulations, which have been implemented in many jurisdictions in which our vessels operate, provide, in part, that:

•      25-year old tankers must be of double hull construction or of a mid-deck design with double-sided construction, unless:

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

•      30-year old tankers must be of double hull construction or mid-deck design with double-sided construction; and

•      all tankers will be subject to enhanced inspections.

Also, under IMO regulations, a tanker must be of double hull construction or a mid-deck design with double-sided construction or be of another approved design ensuring the same level of protection against oil pollution if the tanker:

•      is the subject of a contract for a major conversion or original construction on or after July 6, 1993;

•      commences a major conversion or has its keel laid on or after January 6, 1994; or

•      completes a major conversion or is a newbuilding delivered on or after July 6, 1996.

Our vessels are also subject to regulatory requirements, including the phase-out of single hull tankers, imposed by the IMO. Effective September 2002, the IMO accelerated its existing timetable for the phase-out of single hull oil tankers. At that time, these regulations required the phase-out of most single hull oil tankers by 2015 or earlier, depending on the age of the tanker and whether it has segregated ballast tanks. We do not currently own any single hull vessels.

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

As a result of the oil spill in November 2002 relating to the loss of the MT Prestige, which was owned by a company not affiliated with us, in December 2003, the Marine Environmental Protection Committee of the IMO, or MEPC, adopted an amendment to the MARPOL Convention, which became effective in April 2005. The amendment revised an existing regulation 13G accelerating the phase-out of single hull oil tankers and adopted a new regulation 13H on the prevention of oil pollution from oil tankers when carrying heavy grade oil. Under the revised regulation, single hull oil tankers were required to be phased out no later than April 5, 2005 or the anniversary of the date of delivery of the ship on the date or in the year specified in the following table:

Category of Oil Tankers	Date or Year for Phase Out

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
2007 for ships delivered in 1980 and 1981
2008 for ships delivered in 1982
2009 for ships delivered in 1983
2010 for ships delivered in 1984 or later

Under the revised regulations, a flag state may permit continued operation of certain Category 2 or 3 tankers beyond the phase out date set forth in the above schedule.  Under regulation 13G, the flag state may allow for some newer single hull oil tankers registered in its country that conform to certain technical specifications to continue operating until the earlier of the anniversary of the date of delivery of the vessel in 2015 or the 25th anniversary of their delivery.  Under regulation 13G and 13H, as described below, certain Category 2 and 3 tankers fitted with double bottoms or double sides may be allowed by the flag state to continue operations until their 25th anniversary of delivery.  Any port state, however, may deny entry of those single hull oil tankers that are allowed to operate under any of the flag state exemptions.

In October 2004, the MEPC adopted a unified interpretation of regulation 13G that clarified the delivery date for converted tankers.  Under the interpretation, where an oil tanker has undergone a major conversion that has resulted in the replacement of the fore-body, including the entire cargo carrying section, the major conversion completion date shall be deemed to be the date of delivery of the ship, provided that:

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

Revised Annex I to the MARPOL Convention entered into force in January 2007.  Revised Annex I incorporates various amendments adopted since the MARPOL Convention entered into force in 1983, including the amendments to regulation 13G (regulation 20 in the revised Annex) and regulation 13H (regulation 21 in the revised Annex).  Revised Annex I also imposes construction requirements for oil tankers delivered on or after January 1, 2010.  A further amendment to revised Annex I includes an amendment to the definition of heavy grade oil that will broaden the scope of regulation 21.  On August 1, 2007, regulation 12A (an amendment to Annex I) came into force requiring oil fuel tanks to be located inside the double hull in all ships with an aggregate oil fuel capacity of 600 m3 and above, which are delivered on or after August 1, 2010 including ships for which the building contract is entered into on or after August 1, 2007 or, in the absence of a contract, which keel is laid on or after February 1, 2008.

Air Emissions

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

In February 2007, the United States proposed a series of amendments to Annex VI regarding particulate matter, NOx and SOx emission standards.  The proposed emission program would reduce air pollution from ships by establishing a new tier of performance-based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air-quality problems.  On June 28, 2007, the World Shipping Council announced its support for these amendments.  If these amendments are implemented, we may incur costs to comply with the proposed standards.

Safety Requirements

The IMO has also adopted the International Convention for the Safety of Life at Sea, or SOLAS Convention, and the International Convention on Load Lines, 1966, or LL Convention, which impose a variety of standards to regulate design and operational features of ships. SOLAS Convention and LL Convention standards are revised periodically. We believe that all our vessels are in substantial compliance with SOLAS Convention and LL Convention standards.

Under Chapter IX of SOLAS, the requirements contained in the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO, also affect our operations. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We intend to rely upon the safety management system that we have developed.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. We have obtained documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. As required, we renew these documents of compliance and safety management certificates annually.

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

Ballast Water Requirements

The IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits. The BWM Convention will not enter into force until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.

The flag state, as defined by the United Nations Convention on Law of the Sea, has overall responsibility for the implementation and enforcement of international maritime regulations for all ships granted the right to fly its flag. The “Shipping Industry Guidelines on Flag State Performance” evaluates flag states based on factors such as sufficiency of infrastructure, ratification of international maritime treaties, implementation and enforcement of international maritime regulations, supervision of surveys, casualty investigations and participation at IMO meetings.

Oil Pollution Liability

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended in 2000, or the CLC. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses.  The limits on liability outlined in the 1992 Protocol use the International Monetary Fund currency unit of Special Drawing Rights, or SDR. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately 4.51 million SDR plus 631 SDR for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability will be limited to 89.77 million SDR.  The exchange rate between SDRs and U.S. dollars was 0.632251 SDR per U.S. dollar on January 17, 2008. The right to limit liability is forfeited under the International Convention on Civil Liability for Oil Pollution Damage where the spill is caused by the owner’s actual fault and under the 1992 Protocol where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our P&I insurance will cover the liability under the plan adopted by the IMO.

In 2005, the European Union adopted a directive on ship-source pollution, imposing criminal sanctions for intentional, reckless or negligent pollution discharges by ships.  The directive could result in criminal liability for pollution from vessels in waters of European countries that adopt implementing legislation.  Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.

United States Requirements

In 1990, the United States Congress enacted OPA to establish an extensive regulatory and liability regime for environmental protection and cleanup of oil spills. OPA affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the United States. The Comprehensive Environmental Response,

Compensation and Liability Act, or CERCLA, imposes liability for cleanup and natural resource damage from the release of hazardous substances (other than oil) whether on land or at sea. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners, operators and bareboat charterers are responsible parties who are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from oil spills from their vessels. These other damages are defined broadly to include:

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

OPA previously limited the liability of responsible parties to the greater of $1,200 per gross ton or $10.0 million per tanker that is over 3,000 gross tons (subject to possible adjustment for inflation). Amendments to OPA signed into law in July 2006 increased these limits on the liability of responsible parties to the greater of $1,900 per gross ton or $16.0 million per double hull tanker that is over 3,000 gross tons.  The act specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million.

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

OPA requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the act. The U.S. Coast Guard has enacted regulations requiring evidence of financial responsibility in the amount of $1,500 per gross ton for tankers, coupling the former OPA limitation on liability of $1,200 per gross ton with the CERCLA liability limit of $300 per gross ton. The U.S. Coast Guard has indicated that it expects to adopt regulations requiring evidence of financial responsibility in amounts that reflect the higher limits of liability imposed by the July 2006 amendments to OPA, as described above.  Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty. Under OPA regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under OPA and CERCLA. We have provided such evidence and received certificates of financial responsibility from the U.S. Coast Guard for each of our vessels required to have one.

We insure each of our vessels with pollution liability insurance in the maximum commercially available amount of $1.0 billion. A catastrophic spill could exceed the insurance coverage available, which could have a material adverse effect on our business.

Under OPA, with certain limited exceptions, all newly-built or converted vessels operating in U.S. waters must be built with double hulls, and existing vessels that do not comply with the double hull requirement will be prohibited from trading in U.S. waters over a 20-year period (1995-2015) based on size, age and place of discharge, unless retrofitted with double hulls. Our current fleet of 21 vessels are all of double hull construction.

Owners or operators of tankers operating in the waters of the United States must file vessel response plans with the U.S. Coast Guard, and their tankers are required to operate in compliance with their U.S. Coast Guard approved plans.  These response plans must, among other things:

•                  address a worst case scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources to respond to a worst case discharge;

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

In addition, the United States Clean Water Act prohibits the discharge of oil or hazardous substances in United States navigable waters and imposes strict liability in the form of penalties for unauthorized discharges.  The Clean Water Act also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA, discussed above.  The United States Environmental Protection Agency, or EPA, has exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from Clean Water Act permitting requirements.  However, on March 31, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water.  On September 18, 2006, the court issued an order invalidating the exemption in EPA’s regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, and directing the EPA to develop a system for regulating all discharges from vessels by that date.  The EPA filed a notice of appeal of this decision and, if the EPA’s appeals are unsuccessful and the exemption is repealed, our vessels may be subject to Clean Water Act permit requirements that could include ballast water treatment obligations that could increase the cost of operating in the United States.  For example, this could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.  On June 21, 2007, the EPA provided notice of its intention to develop a permit program for discharge of ballast water incidental to the normal operations of vessels and solicited comments.

Other Regulations

In July 2003, in response to the MT Prestige oil spill in November 2002, the European Union adopted legislation that prohibits all single hull tankers from entering into its ports or offshore terminals by 2010. The European Union has also banned all single hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction. Commencing in 2005, certain single hull tankers above 15 years of age will also be restricted from entering or leaving European Union ports or offshore terminals and anchoring in areas under European Union jurisdiction. The European Union has also adopted legislation that would: (1) ban manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment; and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies. The sinking of the MT Prestige and resulting oil spill in November 2002 has led to the adoption of other environmental regulations by certain European Union nations, which could adversely affect the remaining useful lives of all of our vessels and our ability to generate income from them. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

In addition, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or the CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas.  Our vessels that operate in such port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these requirements.  The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. As indicated above, our vessels operating in covered port areas are already equipped with vapor recovery systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, based on the regulations that have been proposed to date, we believe that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required.

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

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act, or RCRA, or comparable state, local or foreign requirements. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for clean up costs under applicable laws.

Recent scientific studies have suggested that emissions of certain gasses, commonly referred to as “greenhouse gasses,” may be contributing to warming of the Earth’s atmosphere.  According to the IMO’s study of greenhouse gasses emissions from the global shipping fleet, greenhouse emissions from ships are predicted to rise by 38% to 72% due to increased bunker consumption by 2020 if corrective measures are not implemented.  Any passage of climate control legislation or other regulatory initiatives by the IMO or individual countries were we operate that restrict emissions of greenhouse gases could require us to make significant financial expenditures we cannot predict with certainty at this time.

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

Inspection by Classification Societies

The classification society certifies that the vessel is “in-class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

For maintenance of the class, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

•                  Annual Surveys. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

•                  Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out on the occasion of the second or third annual survey.

•                  Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five year cycle. At an owner’s application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a recommendation which must be rectified by the ship owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in-class” by a classification society which is a member of the International Association of Classification Societies. All our vessels are certified as being “in-class” by Det Norske Veritas. All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard purchase contracts and memoranda of agreement. If the vessel is not certified on the scheduled date of closing, we have no obligation to take delivery of the vessel.

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

ITEM 1A. RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) changes in trading patterns significantly impacting overall tanker tonnage requirements; (x) changes in the typical seasonal variations in tanker charter rates; (xi) changes in the cost of other modes of oil transportation; (xii) changes in oil transportation technology; (xii) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xiv) changes in general domestic and international political conditions; (xv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvi) changes in the itineraries of the Company’s vessels; (xvii) adverse changes in foreign currency exchange rates affecting our expenses; and other factors listed from time to time in our filings with the Securities and Exchange Commission.

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

We face a variety of risks that are substantial and inherent in our business, including market, financial, operational, legal and regulatory risks.  Below, we have described certain important risks that could affect our business.  These risks and other information included in this report should be carefully considered.  If any of these risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS

The cyclical nature of the tanker industry may lead to volatility in charter rates and vessel values which may adversely affect our earnings.

If the tanker market, which has been cyclical, is depressed in the future, our earnings and available cash flow may decrease. Our ability to employ our vessels profitably will depend upon, among other things, economic conditions in the tanker market. Fluctuations in charter rates and tanker values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for petroleum and petroleum products.

The factors affecting the supply and demand for tankers are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

The factors that influence demand for tanker capacity include:

•                  demand for and supply of petroleum and petroleum products,

•                  regional availability of refining capacity,

•                  environmental and other regulatory developments,

•                  global and regional economic conditions,

•                  the distance petroleum and petroleum products are to be moved by sea, and

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

An over supply of new vessels may adversely affect charter rates and vessel values.

If the number of new ships delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase.  In addition, according to Clarkson Research Studies Ltd., the total newbuilding order books for Suezmax vessels and Aframax vessels scheduled to enter the fleet through 2012 currently equals 40.4% and 41.2%, respectively, of the existing fleets and we cannot assure you that the order books will not increase further in proportion to the existing fleets.  If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline and the value of our vessels could be adversely affected.

Our revenues may be adversely affected if we do not successfully employ our vessels.

We seek to deploy our vessels between spot market voyage charters and time charters in a manner that maximizes long-term cash flow. Currently, 13 of our vessels are contractually committed to time charters, with the remaining terms of these charters expiring on dates between August 2009 and August 2010. Although these time charters generally provide stable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

We earned approximately 27% of our net voyage revenue from spot charters for the year ended December 31, 2007.  The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker. Factors affecting the volatility of spot market voyage charter rates include the quantity of oil produced globally, shifts in locations where oil is produced or consumed, actions by OPEC, the general level of worldwide economic activity and the development and use of alternative energy sources. We cannot assure you that future spot market voyage charters will be available at rates that will allow us to operate our vessels profitably.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business it or any other significant customer transacts with us could materially and adversely affect our cash flows and profitability.

We derive a significant portion of our voyage revenues from time charters by a our single largest customer, Lukoil Oil Company, or Lukoil.  During the year ended December 31, 2007, Lukoil accounted for 39.5% of our voyage revenues and we expect Lukoil to account for a significant portion of our voyage revenues in the future. Nine of our 13 time charters are with Lukoil.  Our revenues other than Lukoil revenues are also derived from a limited number of customers.  If Lukoil breaches or teminates these time charters or renegotiates or renews them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected.

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

•                  supply and demand for tankers and the types and sizes of tankers we own;

•                  alternative modes of transportation;

•                  cost of newbuildings;

•                  governmental or other regulations;

•                  prevailing level of charter rates; and

•                  technological advances.

If the fair market value of our vessels declines below their carrying values and such decline is other than temporary, we may be required to take an impairment charge or may incur losses if we were to sell one or more of our vessels at such time, which would adversely affect our business and financial condition as well as our earnings.

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

Our ability to grow is in part dependent on our ability to expand our fleet through acquisitions of suitable double-hull vessels. We may not be able to acquire newbuildings or secondhand double-hull tankers on favorable terms, which could impede our growth and negatively impact our financial condition and ability to pay dividends. We may not be able to contract for newbuildings or locate suitable secondhand double-hull vessels or negotiate acceptable construction or purchase contracts with shipyards and owners, or obtain financing for such acquisitions on economically acceptable terms.

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

Our current business strategy may include additional growth through the acquisition of additional secondhand vessels. Although we inspect secondhand vessels prior to purchase, this does not normally provide us with the same knowledge about their condition that we would have had if such vessels had been built for and operated exclusively by us. Therefore, our future operating results could be negatively affected if some of the vessels do not perform as we expect. Also, we do not receive the benefit of warranties from the builders if the vessels we buy are older than one year.

Delays or defaults by the shipyards in the construction of any new vessels that we may order could increase our expenses and diminish our net income and cash flows.

Our current business strategy may include additional growth through constructing new vessels or acquiring newbuilding contracts.  Any such projects would be subject to the risk of delay or defaults by shipyards caused by, among other things, unforeseen quality or engineering problems, work stoppages, weather interference, unanticipated cost increases, delays in receipt of necessary equipment, and inability to obtain the requisite permits or approvals.  In accordance with industry practice, in the event any such shipyards are unable or unwilling to deliver the vessels ordered, we may not have substantial remedies.  Failure to construct or deliver vessels by the shipyards or any significant delays could increase our expenses and diminish our net income and cash flows.

An increase in costs could materially and adversely affect our financial performance.

Our vessel operating expenses are comprised of a variety of costs including crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, many of which are beyond our control and affect the entire shipping industry.  Also, costs such as insurance and security are still increasing. If costs continue to rise, that could materially and adversely affect our cash flows and profitability.

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

We may be unable to attract and retain qualified, skilled employees or crew necessary to operate our business.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  We expect crew costs to increase in 2008.  If we are not able to increase our rates to compensate for any crew cost increases, our financial condition and results of operations may be adversely affected.  Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

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

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of December 31, 2007, the average age of the 20 vessels in our fleet was 9.6 years compared to an average age of 9.6 years as of December 31, 2006.  Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels.  Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

•                                          the International Convention on Civil Liability for Oil Pollution Damage of 1969 entered into by many countries (other than the United States) which imposes strict liability for pollution damage caused by the discharge of oil;

•                                          the International Convention for the Prevention of Pollution from Ships adopted and implemented under the auspices of the International Maritime Organization, or IMO, with respect to strict technical and operational requirements for tankers;

•                                          the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, which imposes crew and passenger safety requirements;

•                                          the International Ship and Port Facilities Securities Code, or the ISPS Code, which became effective in 2004;

•                                          the International Convention on Load Lines of 1966 which imposes requirements relating to the safeguarding of life and property through limitations on load capability for vessels on international voyages; and

•                                          the U.S. Maritime Transportation Security Act of 2002 which imposes security requirements for tankers entering U.S. ports.

More stringent maritime safety rules are also likely to be imposed worldwide as a result of the oil spill in November 2002 relating to the loss of the M.T. Prestige, a 26-year old single-hull tanker owned by a company not affiliated with us. Additional laws and regulations may also be adopted that could limit our ability to do business or increase the cost of our doing business and that could have a material adverse effect on our operations. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. We believe our vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety/environmental laws and regulations and are insured against usual risks for such amounts as our management deems appropriate. The vessels’ operating certificates and licenses are renewed periodically during each vessel’s required annual survey. However, government regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require us to incur significant capital expenditures with respect to our ships to keep them in compliance.

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

We believe that based on the ownership of our stock in 2007, we satisfied the publicly-traded requirement under the final Section 883 regulations. However, we can give no assurance that future changes and shifts in the ownership of our stock by 5% shareholders would permit us to qualify for the Section 883 exemption in the future.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax imposed without allowance for deductions.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders.

A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in the Treasury Regulations.  For purposes of these tests, income derived from the performance of services does not constitute “passive income.” U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

We do not believe that our existing operations would cause us to be deemed to be a PFIC with respect to any taxable year.  In this regard, we treat the gross income we derive or are deemed to derive from our time chartering activities as services income, rather than rental income.  Accordingly, we believe that (1) our income from our time chartering activities does not constitute “passive income” and (2) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing our operations.  Accordingly, no assurance can be given that the U.S. Internal Revenue Service, or IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, no assurance can be given that we would not be a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

If the IRS were to find that we are or have been a PFIC for any taxable year, our U.S. shareholders will face adverse U.S. tax consequences.  Under the PFIC rules, unless a shareholder makes an election available under the Code (which election could itself have adverse consequences for such shareholder), such shareholder would be liable to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of our common stock, as if the excess distribution or gain had been recognized ratably over the shareholder's holding period of our common stock.

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

On February 16, 2007, we entered into an agreement to amend our 2005 Credit Facility.  Under this amendment, we are permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $50 million plus 50% of cumulative net excess cash flow after February 16, 2007.  In addition, this amendment permitted us to declare a one-time special dividend of up to $15 per share (up to an aggregate amount not to exceed $500 million) at any time prior to December 31, 2007.

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

We have incurred significant indebtedness which could affect our ability to finance our operations, pursue desirable business opportunities or successfully run our business in the future.

We have borrowed approximately $565 million under our 2005 credit facility.  Our leverage and debt service obligations could have significant consequences, including the following:

•                  If future cash flows are insufficient, we may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•                  Our indebtedness will have the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our stockholders.

•                  In the event that we are liquidated, any of our senior or subordinated creditors and any senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of our shares of common stock.

•                  Our credit facilities begin to mature in 2012, and our ability to secure additional financing prior to or after that time, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments. When our credit facilities mature in 2012, we will be required to dedicate a substantial portion of our cash flow to the payment of such debt, which will reduce the amount of funds available for operations, capital expenditures and future business opportunities.

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

We have pledged our 21 vessels as security to the lenders under our 2005 Credit Facility. Default under this loan agreement, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels and the related collateral, and we could lose our rights in the vessels and their charters.

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

Our dividend policy may be changed at any time, and from time to time, by our board of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease six properties, all of which house offices used in the administration of our operations: a property of approximately 24,000 square feet in New York, New York, a property of approximately 12,500 square feet in Lisbon, Portugal, a property of approximately 2,000 square feet in Piraeus, Greece, a property of approximately 2,000 square feet in London, England, a property of approximately 3,400 square feet in Mumbai, India and a property of approximately 750 square feet in Novorossiysk, Russia. We do not own or lease any production facilities, plants, mines or similar real properties.

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

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through December 31, 2007, the Company has paid $420,000 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1 million for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

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

The Company been cooperating in these investigations and has posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

The Company has also been cooperating in an investigation being conducted by the U.S. Coast Guard and the U.S. Department of Justice which we believe relates to possible alleged violations of the Act to Prevent Pollution from Ships (33 USC 1908, et. seq.) occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.  During a U.S. Coast Guard Port State Control Inspection conducted on or about November 28, 2007 at Corpus Christi, Texas, U.S. Coast Guard officials took various documents, logs and equipment from the vessel for further review and analysis.  A report of their inspection asserted that unauthorized discharge by-pass piping was identified during the inspection.  The Company has posted a bond for potential fines or penalties, which may be sought in connection with this matter.  Currently, no charges have been made and no fines or penalties have been levied against the Company.

From time to time in the future, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has traded on the New York Stock Exchange under the symbol “GMR” since our initial public offering on June 12, 2001. The following table sets forth for the periods indicated the high and low trading prices for the common stock as of the close of trading as reported on the New York Stock Exchange:

FISCAL YEAR ENDED DECEMBER 31, 2007	HIGH	LOW
1st Quarter	$45.33	$27.73
2nd Quarter	$33.82	$26.40
3rd Quarter	$29.77	$22.24
4th Quarter	$28.87	$22.59

FISCAL YEAR ENDED DECEMBER 31, 2006	HIGH	LOW
1st Quarter	$38.97	$32.81
2nd Quarter	$37.14	$30.34
3rd Quarter	$40.46	$34.02
4th Quarter	$38.07	$34.28

As of February 19, 2008, there were approximately 148 holders of record of our common stock.

We announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year.

On February 21, 2007, we also announced that our Board of Directors declared a special, one-time cash dividend of $15.00 per share. The dividend was paid on or about March 23, 2007 to shareholders of record as of March 9, 2007.

During the year ended December 31, 2007, we repurchased 1,351,600 shares of our common stock for $32.7 million (average per share purchase price of $24.16) pursuant to our share repurchase program described in “Share Repurchase Program” under the heading “LIQUIDITY AND CAPITAL RESOURCES” in ITEM 7.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

	Year Ended December 31,
	2007	2006	2005	2004	2003
INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$255,015	$325,984	$567,901	$701,291	$454,456
Voyage expenses	38,069	80,400	137,203	117,955	117,810
Direct vessel operating expenses	48,213	47,472	86,681	96,818	91,981
Other expense	—	2,430	—	—	—
General and administrative expenses	46,920	44,787	43,989	31,420	22,866
Loss (gain) on sale of vessels and equipment	417	(46,022)	(91,235)	(6,570)	(1,490)
Impairment charge	—	—	—	—	18,803
Depreciation and amortization	49,671	42,395	97,320	100,806	84,925
Operating income	71,725	154,522	293,943	360,862	119,561
Net interest (income) expense	23,059	(1,455)	28,918	37,852	35,043
Other (income) expense	4,127	(854)	52,668	7,901	—
Net income (loss)	$44,539	$156,831	$212,357	$315,109	$84,518
Earnings (loss) per common share:
Basic	$1.46	$4.98	$5.71	$8.51	$2.29
Diluted	$1.43	$4.87	$5.61	$8.33	$2.26

Dividends declared per common share	$17.12	$4.80	$2.86	$—	$—

Weighted average basic shares outstanding, thousands:
Basic	30,403	31,472	37,164	37,049	36,967
Diluted	31,212	32,217	37,874	37,814	37,356
BALANCE SHEET DATA, at end of period (Dollars in thousands)
Cash	$44,526	$107,460	$96,976	$46,921	$38,905
Current assets, including cash	82,494	137,865	471,324	152,145	102,473
Total assets	835,035	843,690	1,146,126	1,427,261	1,263,578
Current liabilities, including current portion of long-term debt	35,502	27,147	32,906	84,120	89,771
Current portion of long-term debt	—	—	—	40,000	59,553
Total long-term debt, including current portion	565,000	50,000	135,020	486,597	655,670
Shareholders' equity	228,657	763,913	976,125	890,426	568,880
OTHER FINANCIAL DATA (Dollars in thousands)
Net cash provided by operating activities	$95,833	$189,717	$249,614	$363,238	$178,112
Net cash provided (used) by investing activities	(84,516)	285,264	318,169	(168,477)	(502,919)
Net cash (used) provided by financing activities	(74,251)	(464,497)	(517,728)	(186,745)	361,031
Capital expenditures
Vessel sales (purchases), gross including deposits	(80,061)	290,299	324,087	(165,796)	(501,242)
Drydocking or capitalized survey or improvement costs	(11,815)	(11,929)	(38,039)	(17,050)	(14,137)
Weighted average long-term debt, including current portion	414,137	93,085	410,794	650,196	601,086

OTHER DATA (Dollars in thousands)
EBITDA (1)	$117,269	$197,771	$338,595	$453,767	$204,486

FLEET DATA
Total number of vessels at end of period	20.0	18.0	30.0	43.0	43.0
Average number of vessels (2)	19.3	20.6	41.9	44.0	40.6
Total voyage days for fleet (3)	6,599	7,121	14,073	15,482	14,267
Total time charter days for fleet	4,641	2,300	3,983	4,371	2,804
Total spot market days for fleet	1,958	4,821	10,090	11,111	11,463
Total calendar days for fleet (4)	7,045	7,534	15,311	16,123	14,818
Fleet utilization (5)	93.7%	94.5%	91.9%	96.0%	96.3%
AVERAGE DAILY RESULTS
Time charter equivalent (6)	$32,876	$34,487	$30,605	$37,676	$23,596
Direct vessel operating expenses (7)	6,844	6,301	5,661	6,005	6,207
General and administrative expenses (8)	6,660	5,945	2,873	1,949	1,543
Total vessel operating expenses (9)	13,504	12,246	8,534	7,954	7,750

	Year Ended December 31,
EBITDA Reconciliation	2007	2006	2005	2004	2003
(Dollars in thousands)
Net Income	$44,539	$156,831	$212,357	$315,109	$84,518
+ Net interest expense	23,059	(1,455)	28,918	37,852	35,043
+ Depreciation and amortization	49,671	42,395	97,320	100,806	84,925
EBITDA	$117,269	$197,771	$338,595	$453,767	$204,486

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of our financial condition at December 31, 2007 and 2006 and our results of operations comparing the years ended December 31, 2007 and 2006 and the years ended December 31, 2006 and 2005. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services with a large mid-sized vessel fleet. As of December 31, 2007 our fleet consisted of 20 vessels (10 Aframax and 10 Suezmax vessels) with a total cargo carrying capacity of 2.5 million deadweight tons.  In addition, we have one Suezmax vessel, which was delivered in February 2008 comprising an additional 0.2 million deadweight tons in the aggregate.

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

Our voyage revenues are recognized ratably over the duration of the spot market voyages and the lives of the charters, while direct vessel expenses are recognized when incurred. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. We calculate time charter equivalent, or TCE, rates by dividing net voyage revenue by voyage days for the relevant time period. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. We calculate daily direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that we owned each vessel for the period.

RESULTS OF OPERATIONS

Margin analysis for the indicated items as a percentage of net voyage revenues for the years ended December 31, 2007, 2006 and 2005 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS
(% OF NET VOYAGE REVENUES)

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
INCOME STATEMENT DATA

Net voyage revenues (1)	100.0%	100.0%	100.0%
Direct vessel expenses	22.2%	19.3%	20.1%
Other expense	0.0%	1.0%	0.0%
General and administrative expenses	21.6%	18.2%	10.2%
Depreciation and amortization	22.9%	17.3%	22.6%
Loss (gain) on sale of vessels and equipment	0.2%	-18.7%	-21.2%
Operating income	33.1%	62.9%	68.2%
Net interest expense (income)	10.6%	-0.6%	6.7%
Other expense (income)	1.9%	-0.3%	12.2%
Net income	20.6%	63.8%	49.3%

(1)  INCOME STATEMENT DATA

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except share data)	2007	2006	2005

Voyage revenues	$255,015	$325,984	$567,901
Voyage expenses	(38,069)	(80,400)	(137,203)
Net voyage revenues	$216,946	$245,584	$430,698

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

VOYAGE REVENUES- Voyage revenues decreased by $71.0 million, or 21.8%, to $255.0 million for the year ended December 31, 2007 compared to $326.0 million for the prior year.  This decrease reflects a 7.3% decrease in vessel operating days as well as a decrease in the proportion of our vessel operating days relating to spot charters; spot charter rates are generally higher than time charter rates to allow the vessel owner to recoup voyage expenses which are paid for by the charterer under time charters.

VOYAGE EXPENSES- Voyage expenses decreased $42.3 million, or 52.7%, to $38.1 million for the year ended December 31, 2007 compared to $80.4 million for the prior year. This decrease in voyage expenses is primarily due to a decrease in the number of days our vessels operated under spot charters. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  During the year ended December 31, 2007, the number of days our vessels operated under spot charters decreased by 2,863, or 59.4%, to 1,958 days (1,386 days Aframax, 572 days Suezmax) from 4,821 days (2,467 days Aframax, 2,354 days Suezmax) during the prior year.  Although port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by 51% during 2007 to $9.9 million from $20.2 million during the prior year, port costs per spot charter day increased by approximately 20% associated with the increase in 2007 in the proportion of such spot days associated with Aframax tankers.  Aframax spot market voyages are generally of shorter durations than Suezmax spot market voyages, resulting in more port calls during the year and consequently higher port costs.  Fuel costs decreased by approximately 59% during 2007 to $23.9 million from $58.9 million during the prior year. Although fuel prices were higher in 2007 as compared to 2006, fuel cost per spot days remained relatively unchanged.  This is due to the increase in 2007 in the proportion of spot market voyage days associated with Aframax tankers, which consume significantly less fuel than do Suezmax vessels.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $28.7 million, or 11.7%, to $216.9 million for the year ended December 31, 2007 compared to $245.6 million for the prior year. Of this total decrease, approximately $18 million is attributable to the decrease in the average size of our fleet which decreased 6.3% to 19.3 vessels (10.0 Aframax, 9.3 Suezmax) for the year ended December 31, 2007 compared to 20.6 vessels (12.7 Aframax, 7.9 Suezmax) for the prior year. Approximately $11 million of the decrease in net voyage revenue is associated with weaker overall daily rates for Suezmax and Aframax vessels during the year ended December 31, 2007 compared to the prior year. Our average TCE rates decreased 4.7% to $32,876 during the year ended December 31, 2007 compared to $34,487 during the year ended December 31, 2006.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase
	2007	2006	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$55,496	$46,327	$9,169	19.8%
Suezmax	102,023	13,929	88,094	632.5%
Total	157,519	60,256	97,263	161.4%

Spot charter:
Aframax	42,453	78,791	(36,338)	-46.1%
Suezmax	16,974	106,537	(89,563)	-84.1%
Total	59,427	185,328	(125,901)	-67.9%

TOTAL NET VOYAGE REVENUE	$216,946	$245,584	$(28,638)	-11.7%

Vessel operating days:
Time charter:
Aframax	1,894	1,935	(41)	-2.1%
Suezmax	2,747	365	2,382	652.6%
Total	4,641	2,300	2,341	101.8%

Spot charter:
Aframax	1,386	2,467	(1,081)	-43.8%
Suezmax	572	2,354	(1,782)	-75.7%
Total	1,958	4,821	(2,863)	-59.4%
TOTAL VESSEL OPERATING DAYS	6,599	7,121	(522)	-7.3%
AVERAGE NUMBER OF VESSELS	19.3	20.6	(1.3)	-6.3%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$29,301	$23,941	$5,359	22.4%
Suezmax	$37,140	$38,163	$(1,023)	-2.7%
Combined	$33,941	$26,198	$7,742	29.6%

Spot charter:
Aframax	$30,630	$31,938	$(1,308)	-4.1%
Suezmax	$29,674	$45,258	$(15,584)	-34.4%
Combined	$30,351	$38,442	$(8,091)	-21.0%
TOTAL TCE	$32,876	$34,487	$(1,611)	-4.7%

As of December 31, 2007, 12 of our vessels are on time charters expiring between August 2009 and August 2010.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $0.7 million, or 1.6%, to $48.2 million for the year ended December 31, 2007 compared to $47.5 million for the prior year. This increase is primarily due to higher daily direct vessel expenses per vessel which increased by $543, or 8.6%, to $6,844 ($6,965 Aframax, $6,713 Suezmax) for the year ended December 31, 2007 compared to $6,301 ($6,051 Aframax, $6,705 Suezmax) for the prior year. This increase is partially offset by a 6.3% decrease in the size of our fleet during 2007 as compared to 2006.  This increase in daily cost during the year ended December 31, 2007 as compared to the prior year is primarily attributable to certain expenses reflecting expensing of insurance claim deductibles, increased insurance premiums associated with the increased value of our fleet, higher crewing costs associated with bringing the technical management of two of our Aframax vessels in-house, higher maintenance and repairs associated with three Aframax tankers, and higher costs of lubricating oils associated with higher pricing in the areas where our vessels under time charters trade  during the year ended December 31, 2007 as compared to the prior year.

We anticipate that direct vessel expenses will increase during 2008 as compared to 2007 due to the increase in the average size of our fleet during 2008 as compared to 2007 and higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2008 due to higher crew and lubricating oils costs.

OTHER EXPENSE—Other expense for the year ended December 31, 2006 is comprised of a $2.4 million settlement of a claim by a subsidiary of the Exxon Mobil Corporation arising from the February 4, 2005 collision of the Genmar Kestrel.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses increased by $2.1 million, or 4.8%, to $46.9 million for the year ended December 31, 2007 compared to $44.8 million for the prior year. Significant factors contributing to this increase for the year ended December 31, 2007 compared to the prior year are:

(a) A $2.0 million increase in financial advisory fees during the year ended December 31, 2007 compared to the prior year associated with financial advisory services received pursuant to our determination to pay a special dividend.

 (b) A $0.9 million increase in severance costs for the year ended December 31, 2007 compared to the prior year.

  (c) A $0.9 million increase in restricted stock amortization during the year ended December 31, 2007 as compared to the prior year associated with amortization of restricted shares granted during 2007 as well as a full year amortization on restricted stock awards granted in December 2006, partially offset by lower restricted stock amortization associated with restricted shares granted prior to December 2006.

(d) A $1.1 million net decrease in costs associated with operating our foreign offices in Greece and Portugal during the year ended December 31, 2007 compared to the prior year period.  This net decrease includes a $2.7 million decrease in operating our office in Greece during the year ended December 31, 2007 as compared to the prior year.  This office ceased vessel operations during May 2006, and during the year ended December 31, 2006, we incurred the cost of operating this office as well as severance costs relating to the closing of this office, compared to significantly lower costs incurred during the year ended December 31, 2007.  This decrease is partially offset by a $1.6 million increase in costs of operating our office in Portugal during the year ended December 31, 2007 as compared to the prior year, associated with increased staffing levels and infrastructure in that office.

 (e) A $0.4 million decrease during the year ended December 31, 2007 as compared to the prior year relating to the costs of operating our foreign office in London associated with that office ceasing commercial operations activity during March 2007.

General and administrative expenses as a percentage of net voyage revenues increased to 21.6% for the year ended December 31, 2007 from 18.2% for the prior year. Daily general and administrative expenses per vessel increased $715, or 12.0%, to $6,660 for the year ended December 31, 2007 compared to $5,945 for the prior year.

For 2008, we have budgeted estimated general and administrative expenses to be approximately $42.8 million.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special surveys, increased by $7.3 million, or 17.2%, to $49.7 million for the year ended December 31, 2007 compared to $42.4 million for the prior year. Vessel depreciation increased by $3.4 million to $37.3 million during year ended December 31, 2007 compared to $33.9 million during the prior year period.  This increase is due to more depreciation during 2007 relating to the additions to our fleet of the Harriet G in March 2006, the Kara G in January 2007 and the George T  in August 2007.

Amortization of drydocking increased by $4.0 million, or  65.6%, to $10.1 million for the year ended December 31, 2007 compared to $6.1 million for the prior year. Drydocks are typically amortized over periods from 30 months to 60 months.  This increase reflects amortization during 2007 of a portion of the $11.8 million of drydock costs capitalized during the year ended December 31, 2007 and amortization for the full year of the $11.9 million of drydock costs capitalized during the year ended December 31, 2006, as well as acceleration of amortization of two drydocks that had been rescheduled to earlier dates.

LOSS (GAIN) ON SALE OF VESSELS AND EQUIPMENT— During the year ended December 31, 2007, we incurred a $0.4 million loss associated with the disposal of certain vessel equipment.  During 2006, we sold 13 vessels for aggregate net proceeds of $340.9 million, for a net gain on sale of vessels of $46.0 million.

INTEREST INCOME—Interest income decreased by $3.1 million, or 55.8%, to $2.5 million during the year ended December 31, 2007 compared to $5.6 million during the prior year.  This decrease is the result of lower average cash balances during 2007 compared to 2006.

INTEREST EXPENSE—Interest expense increased by $21.3 million, or  513%, to $25.5 million for the year ended December 31, 2007 compared to $4.2 million for the prior year. This increase is attributable to the increase in outstanding borrowings under our 2005 Credit Facility during 2007.  During the year ended December 31, 2007, our weighted average outstanding debt increased by 345% to $414.1 million compared to $93.1 during the prior year.

During March 2007 we paid a $15.00 per share dividend on our common stock through borrowings under our 2005 Credit Facility which increased our outstanding borrowings under our 2005 Credit Facility to $565 million as of December 30, 2007 compared to $50 million outstanding as of December 31, 2006.  We expect our long-term debt during 2008 to approximate the debt level at December 31, 2007.  Because this amount is greater than our weighted average debt for the year ended December 31, 2007,  we expect our interest expense to be higher during 2008 as compared to 2007.

OTHER INCOME (EXPENSE)— Other expense for the year ended December 31, 2007 was $4.1 million of which the main components were an aggregate realized loss on our freight derivatives of $2.0 million and an unrealized loss on our freight derivatives of $2.3 million.  Other income for the year ended December 31, 2006 was $0.9 million and consisted primarily of a $0.6 million gain on Euros held by the Company and an unrealized gain on our freight derivative of $2.2 million offset by a realized loss on our freight derivative of $2.1 million.

NET INCOME—Net income was $44.5 million for the year ended December 31, 2007 compared to net income of $156.8 million for the prior year.

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

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $185.1 million, or 43.0%, to $245.6 million for the year ended December 31, 2006 compared to $430.7 million for the prior year. Of this total decrease, approximately $213 million is attributable to the decrease in the average size of our fleet which decreased 50.8% to 20.6 vessels (12.7 Aframax, 7.9 Suezmax) for the year ended December 31, 2006 compared to 41.9 vessels (25.5 Aframax, 16.4 Suezmax) for the prior year. This decrease is partially offset by approximately $ 28 million of additional net voyage revenue associated with stronger daily rates for time charters and spot charters for Suezmax and Aframax vessels during the year ended December 31, 2006 compared to the prior year. Our average TCE rates increased 12.7% to $34,487 during the year ended December 31, 2006 compared to $30,605 during the year ended December 31, 2005.

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

Our practice has been to acquire vessels or newbuilding contracts using a combination of funds received from equity investors, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. Because our payment of dividends is expected to decrease our available cash, while we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review debt and equity financing alternatives to fund such acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.

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

We also announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year. On October 31, 2007, our Board of Directors declared a $0.50 per share dividend that was paid on November 30, 2007.

The declaration of dividends and their amount, if any, will depend upon the results of the Company and the determination of our Board of Directors. Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005 and February 2006, the Company’s Board of Directors approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $400 million, of which $123.5 million was available as of December 31, 2007. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Through December 31, 2007, the Company has acquired 8,117,513 shares of its common stock for $276.5 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.

				Maximum Dollar
			Total Dollar	Amount that May
	Total Number	Average	Amount as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	Per Share	Plans or Programs	Programs
Jan. 1, 2007 - Jan. 31, 2007	—	$—	$—	$156,155,360
Feb. 1, 2007 - Feb. 28, 2007	—	$—	$—	156,155,360
Mar. 1, 2007 - Mar. 31, 2007	—	$—	$—	156,155,360
Apr. 1, 2007- Apr. 30, 2007	—	$—	$—	156,155,360
May 1, 2007- May 31, 2007	—	$—	$—	156,155,360
Jun. 1, 2007- Jun. 30, 2007	—	$—	$—	156,155,360
Jul. 1, 2007- Jul. 31, 2007	—	$—	$—	156,155,360
Aug. 1, 2007- Aug. 31, 2007	1,015,100	$23.96	$24,326,571	131,828,789
Sept. 1, 2007- Sept. 30, 2007	162,300	$24.99	4,055,627	127,773,162
Oct. 1, 2007- Oct. 31, 2007	—	$—	—	127,773,162
Nov. 1, 2007- Nov. 30, 2007	—	$—	—	127,773,162
Dec. 1, 2007- Dec. 31, 2007	174,200	$24.54	4,275,233	123,497,929
Total	1,351,600	$24.16	$32,657,431	$123,497,929

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to our common stock is set forth in the 2007 Proxy Statement and is incorporated by reference herein.

Debt Financings

2005 Credit Facility

On October 26, 2005, we entered into an $800 million revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders.  As of December 31, 2007 and 2006, $565 million and $50 million, respectively, of the facility were outstanding.

On February 16, 2007, we entered into an agreement to amend the 2005 Credit Facility. The 2005 Credit Facility, as amended, increased the total commitment of the lenders by $100 million from $800 million to $900 million.

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

As of December 31, 2007, we are in compliance, in all material respects, with all of the financial covenants under our 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50.1 million beginning October 26, 2009 and a bullet reduction of $599.6 million at the end of year seven. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of December 31, 2007, we have outstanding letters of credit aggregating $7.5 million which expire between March 2008 and December 2008, leaving $42.5 million available to be issued.  In addition, at December 31, 2007, we are permitted to borrow an additional $3267.5 million under our 2005 credit facility.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. The facility is collateralized by 20 of our double-hull vessels and our one newbuilding Suezmax contract, with carrying values as of December 31, 2007 of $684.0 million and $30.3 million, respectively, as well as our equity interests in our subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

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

Interest rates during the year ended December 31, 2007 ranged from 5.13% to 6.50% on the 2005 Credit Facility.

Based on borrowings as of December 31, 2007, none of the $565 million outstanding under the 2005 Credit Facility is due until 2012.

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

Effective September 21, 2007, we entered into an interest rate swap agreement with Citigroup to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $100 million and has a fixed interest rate on the notional amount of 4.748% through October 1, 2010, when it expires. The ineffective portion of the hedge of $0.1 million for the year ended December 31, 2007 is recorded as a component of Other expense on the statement of operations.

The Company would have paid approximately $2.5 million to settle its outstanding swap agreement based upon its aggregate fair value as of December 31, 2007. This fair value is based upon estimates received from financial institutions.

Cash and Working Capital

Cash decreased to $44.5 million as of December 31, 2007 compared to $107.5 million as of December 31, 2006. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $47.0 million as of December 31, 2007 compared to $110.7 million as of December 31, 2006. The current portion of long-term debt included in our current liabilities was $0 as of December 31, 2007 and 2006.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 49.5% to $95.8 million for the year ended December 31, 2007, compared to $189.7 million for the prior year. This decrease is primarily attributable to net income of $44.5 million for the year ended December 31, 2007 compared to net income of $156.8 million for the prior year as well as an increase in prepaid expenses and other current and noncurrent assets of $10.9 million during the year ended December 31, 2007 compared to a decrease of $15.0 million during the prior year. These decreases are partially offset by $0.4 million loss on sale of vessels and equipment during the year ended December 31, 2007 compared to gains on sale of vessels and equipment of $46.0 million during the prior year.

Net cash provided by operating activities decreased 24.0% to $189.7 million for the year ended December 31, 2006, compared to $249.6 million for the prior year. This decrease is primarily attributable to net income of $156.8 million for the year ended December 31, 2006 compared to net income of $212.4 million for the prior year.

Cash Flows from Investing Activities

Net cash used by investing activities was $84.5 million for the year ended December 31, 2007 compared to net cash provided by investing activities of $285.3 million for the prior year. During the year ended December 31, 2007, we paid $80.1 million on three Suezmax contruction contracts (including capitalized interest of $2.4 million) and paid $4.4 million for other fixed assets. During the year ended December 31, 2006, we received $340.9 million from the sale of 13 vessels, paid $50.6 million on our four Suezmax contruction contracts (including capitalized interest of $3.6 million) and paid $5.0 million for other fixed assets.

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

Cash Flows from Financing Activities

Net cash used by financing activities was $74.3 million for the year ended December 31, 2007 compared to $464.5 million for the prior year. The change in cash provided by financing activities relates primarily to the following:

•                  During the year ended December 31, 2007, we made net borrowings of $515.0 million of revolving debt associated with our 2005 Credit Facility; during the year ended December 31, 2006, we made net repayments of $85.0 million of revolving debt associated with our 2005 Credit Facility.

•                  During the year ended December 31, 2007, we paid $32.7 million to acquire 1,351,600 shares of our common stock which we retired; during the year ended December 31, 2006, we paid $219.1 million to acquire 6,088,113 shares of our common stock which we retired.

•                  During the years ended December 31, 2007 and 2006, we paid $555.5 million and $160.4 million of dividends to shareholders, respectively.

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

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the year ended December 31, 2007, we paid $11.8 million of drydock related costs. For the year ending December 31, 2008, we anticipate that we will capitalize costs associated with drydocks on two vessels. We estimate that the expenditures to complete drydocks during 2008 will aggregate approximately $7 million to $9 million. The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

Capital Improvements

During the year ended December 31, 2007, we capitalized $4.5 million relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. For the year ending December 31, 2008, we have budgeted approximately $3.5 million for such projects.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts. The purchase price of these contracts aggregate $67.2 million which was paid to the seller of those contracts. Also in July 2004, $8.8 million was paid to the shipyard as an installment on the construction of the vessels associated with these contracts. Three of these Suezmax vessels were delivered to us during March 2006, January 2007 and August 2007. As of December 31, 2007, we were required to pay an additional aggregate amount of $33.4 million upon the completion of construction of the one remaining Suezmax vessel. The delivery of the vessel occurred in February 2008. Additionally in February 2008, we paid the aggregate amount of $33.4 million due upon completion.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Total	2008	2009	2010	2011	2012	Thereafter
2005 Credit Facility (1)	$722.6	$32.6	$32.6	$32.6	$32.6	$592.2	$—
Newbuilding installments	33.4	33.4	—	—	—	—	—
Aircraft lease	1.6	1.5	0.1	—	—	—	—
Senior officer employment agreements	2.8	2.1	0.7	—	—	—	—
Office leases	18.7	1.7	1.3	1.3	1.4	1.4	11.6
Total commitments	$779.1	$71.3	$34.7	$33.9	$34.0	$593.6	$11.6

(1)                                  Future interest payments on our 2005 Credit Facility are based on our current outstanding balance using a current borrowing rate of 5.625%. The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

Other Derivative Financial Instruments

Freight Derivatives

As part of our business strategy, we have and may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. These contracts generally settle based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a may also include a specified bunker price index. The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route. The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis. Although freight derivatives can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, our objective has been to hedge and manage market risks as part of our commercial management. To the extent that we enter into freight derivatives, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008. The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route. The Company considers all of these contracts to be speculative. At December 31, 2007, these freight derivatives had an aggregate notional value of $13.9 million, which is an aggregate of both long and short positions. The net fair value of $0.7 million at December 31, 2007 of these freight derivatives was settled as of December 31, 2007 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $0.7 million for the year ended December 31, 2007. The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. As of December 31, 2007 and 2006, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset (liability) to the Company of $(0.1) million and $2.2 million, respectively. The Company recorded an unrealized gain (loss) of $($2.3) million and $2.2 million for the years ended December 31, 2007 and 2006, respectively, which is reflected on the Company’s statement of operations as Other income (expense). The Company has recorded an aggregate realized loss of $(1,247) and $2,073 for the years ended December 31, 2007 and 2006, respectively, which is classified as Other income (expense) on the statement of operations.

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

On October 29, 2007, the Company entered into two call options to purchase at $1.45 per Euro one million Euros on January 16, 2008 and one million Euros on April 16, 2008. The Company paid an aggregate of $39,000 for these options. As of December 31, 2007, the fair value of these options based on the exchange rate on that date resulted in an asset of $21,000 which is recorded as Derivative asset on the Company’s balance sheet. The related unrealized gain for the year ended December 31, 2007 of $21,000 is classified as Other income (expense) on the statement of operations.

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

REVENUE RECOGNITION. Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. Our revenues are earned under time charters or spot market voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain provisions which provide for adjustments to time charter rates based on agreed-upon market rates. Revenue for spot market voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of spot market voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record during the past seven years. To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of December 31, 2007, we provided a reserve of approximately 11% for these claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.

DEPRECIATION AND AMORTIZATION. We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our double-hull tankers on a straight-line basis over their estimated useful lives, estimated to be

25 years from date of initial delivery from the shipyard. We believe that a 25-year depreciable life for double-hull and double-sided vessels is consistent with that of other ship owners and with its economic useful life. Depreciation is based on cost less the estimated residual scrap value. We estimate our residual scrap value per lightweight ton to be $175. An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value (as was done in 2004) would decrease the amount of the annual depreciation charge. A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. We do not believe that the adoption of SFAS 157 on January 1, 2008 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 is effective for the Company commencing in 2008. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has adopted SFAS No. 157. The Company has no plans to apply SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations and cash flows.

Related Party Transactions

Through April 2005, we leased office space of approximately 11,000 square feet for our principal executive offices in New York, New York in a building leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, our Chairman, President and Chief Executive Officer. There was no lease agreement between us and GenMar Realty LLC. The Company paid an occupancy fee on a month to month basis in the amount of $55,000 for use of that space. For the years ended December 31, 2007, 2006 and 2005 the Company’s occupancy fees were $0, $0 and $220, respectively. In April 2005, we moved our executive offices, and ceased using that space and paid that fee at the end of that month.

During the fourth quarter of 2000, we lent $485,467 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of December 31, 2007.

During the years ended December 31, 2007, 2006 and 2005, the Company incurred fees for legal services aggregating $46,000, $150,000 and $284,000, respectively, to the father of Peter C. Georgiopoulos, of which $0 and $18,000 was outstanding as of December 31, 2007 and 2006, respectively.

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

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the years ended December 31, 2007 and 2006, totaling $0.3 million respectively, of which $66,000 and $0 was outstanding as of December 31, 2007 and 2006, respectively. Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco.

During the years ended December 31, 2007 and 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $167,000 and $52,000 based on actual time spent by the employee, of which $61,000 and $25,000 was outstanding as of December 31, 2007 and 2006, respectively.

During the years ended December 31, 2007, 2006 and 2005, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $1.2 million, $1.7 million and $5.9 million, respectively. The balance of $33,000 and $0 was outstanding as of December 31, 2007 and 2006. During the year ended December 31, 2007, Aegean incurred travel related expenditure for use of the company aircraft totaling $98,000. During July 2006, an investment vehicle controlled by Peter C. Georgiopoulos and John Tavlarios, a member of our board of directors and one of our executive officers, made an investment in and purchased shares of Aegean from Aegean’s principal shareholder. During December 2006, Aegean completed its initial public offering. At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the year ended December 31, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $113,000 directly to the third-party charterer. During the year ended December 31, 2006, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on six occasions and incurred charter fees totaling $101,000 directly to the third-party charterer. During the year ended December 31, 2006, John Tavlarios chartered the Company’s aircraft from the third-party charterer on one occasion and incurred charter fees totaling $7,000 directly to the third-party charterer. No charter fees were incurred by John Tavlarios during the year ended December 31, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2007, we had $565 million of floating rate debt with a margin over LIBOR of 0.75% compared to December 31, 2006 when we had $50 million of floating rate debt with a margin over LIBOR of 0.75%. As of December 31, 2007, the Company is party to an interest rate swap which effectively fixes LIBOR on $100 million of its outstanding floating rate debt to a fixed rate of 4.748%. A one percent increase in LIBOR would increase interest expense on the portion of our $465 million outstanding floating rate indebtedness, which is not economically hedged, by approximately $4.7 million per year from December 31, 2007.

FOREIGN EXCHANGE RATE RISK

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroners. During the year ended December 31, 2007, approximately 11% of the Company’s direct vessel operating expenses were denominated in these currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.5 million for the year ended December 31, 2007.

On July 19, 2005, the Company entered into a forward contract to acquire 5 million Euros on January 17, 2006 for $6.0 million. The Company entered into this contract to guard against weakening in the dollar against the Euro. The Company has recorded an aggregate net unrealized gain of $0.1 million for the year ended December 31, 2006, which is classified as Other income on the statement of operations. As of December 31, 2007, the Company was party to two call options to purchase at $1.45 per Euro one million Euros on January 16, 2008 and one million Euros on April 16, 2008.

CHARTER RATE RISK

As part of our business strategy, we have and may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. Our objective would be to hedge and manage market risks as part of our commercial management. During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. The aggregate notional value of this contract is $19.4 million as of December 31, 2007. As of December 31, 2007 and 2006, the fair market value of the freight derivative contract resulted in an asset (liability) to the Company of $(0.1) million and $2.2 million, respectively, and a net unrealized and realized gain (loss) of (3.5) million $0.1 million for the years ended December 31, 2007 and 2006, respectively, which is reflected on our statement of operations as Other income (expense). A 10% increase in the forward BITR from the December 31, 2007 levels would result in additional payments to the counterparty of $3.8 million over the period from January 1, 2008 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the December 31, 2007 level would result in additional payments to the counterparty of $1.4 million over the period from January 1, 2008 to June 30, 2009.

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The Company considers all of these contracts to be speculative.  At December 31, 2007, these freight derivatives had an aggregate notional value of $13.9 million, which is an aggregate of both long and short positions. The net fair value of $0.7 million at December 31, 2007 of these freight derivatives was settled as of December 31, 2007 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $0.7 million for the year ended December 31, 2007.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

A 10% increase in the forward BITR from the December 31, 2007 levels on the short positions on the contracts for the VLCC tanker route for 45,000 metric tons would result in additional payments to the counterparty of approximately $1.0 million over the period from January 1, 2008 to December 31, 2008.  A 10% decrease in the forward BITR from the December 31, 2007 levels on the long position on the contract for the Suezmax tanker route for 30,000 metric tons would result in a reduction of payments received from the counterparty of approximately $0.7 million over the period from January 1, 2008 to December 31, 2008.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MARITIME CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

General Maritime Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2008

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(Dollars in thousands except per share data)

	DECEMBER 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash	$44,526	$107,460
Due from charterers, net	10,562	13,288
Prepaid expenses and other current assets	27,385	17,117
Derivative asset	21	—
Total current assets	82,494	137,865

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $189,989 and $152,840, respectively	684,019	592,686
Vessel construction in progress	30,329	77,416
Other fixed assets, net	10,084	8,257
Deferred drydock costs, net	20,209	18,572
Deferred financing costs, net	4,724	4,469
Derivative asset	246	2,180
Other assets	1,685	1,000
Goodwill	1,245	1,245
Total noncurrent assets	752,541	705,825
TOTAL ASSETS	$835,035	$843,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,381	$18,698
Deferred voyage revenue	10,282	8,449
Derivative liability	839	—
Total current liabilities	35,502	27,147
NONCURRENT LIABILITIES:
Long-term debt	565,000	50,000
Other noncurrent liabilities	3,932	2,630
Derivative liability	1,944	—
Total noncurrent liabilities	570,876	52,630
TOTAL LIABILITIES	606,378	79,777
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 32,029,540 and 32,739,107 shares at December 31, 2007 and December 31, 2006, respectively	321	328
Paid-in capital	230,748	438,801
Retained earnings	—	324,784
Accumulated other comprehensive loss	(2,412)	—
Total shareholders’ equity	228,657	763,913
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$835,035	$843,690

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands except per share data)

	2007	2006	2005
VOYAGE REVENUES:
Voyage revenues	$255,015	$325,984	$567,901
OPERATING EXPENSES:
Voyage expenses	38,069	80,400	137,203
Direct vessel expenses	48,213	47,472	86,681
Other expense	—	2,430	—
General and administrative	46,920	44,787	43,989
Depreciation and amortization	49,671	42,395	97,320
Loss (gain) on sale of vessels and equipment	417	(46,022)	(91,235)
Total operating expenses	183,290	171,462	273,958
OPERATING INCOME	71,725	154,522	293,943
OTHER INCOME (EXPENSE):
Interest income	2,482	5,620	3,482
Interest expense	(25,541)	(4,165)	(32,400)
Other income (expense)	(4,127)	854	(52,668)
Net other income (expense)	(27,186)	2,309	(81,586)
Net income	$44,539	$156,831	$212,357

Earnings per common share:
Basic	$1.46	$4.98	$5.71

Diluted	$1.43	$4.87	$5.61

Weighted average shares outstanding- basic	30,402,810	31,471,809	37,164,321

Weighted average shares outstanding- diluted	31,212,732	32,217,428	37,874,378

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands except per share data)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	(Loss)	Income	Total
Balance as of January 1, 2005	$379	$420,375	$470,217	$(545)		$890,426

Comprehensive income:
Net income			$212,357		$212,357	212,357
Unrealized derivative gains on cash flow hedge				545	545	545
Comprehensive income					$212,902

Cash dividends paid			(110,404)			(110,404)
Exercise of stock options	1	1,503				1,504
Issuance of 1,079,600 shares of restricted stock	7	(7)				—
Acquisition and retirement of 677,800 shares of common stock	(7)		(24,764)			(24,771)
Restricted stock amortization		6,468				6,468
Balance as of December 31, 2005	380	428,339	547,406	—		976,125

Net income			156,831		$156,831	156,831
Exercise of stock options	5	759				764
Issuance of 296,700 shares of restricted stock, net of forfeitures	3	(3)				—
Acquisition and retirement of 6,088,113 shares of common stock	(60)		(219,013)			(219,073)
Cash dividends paid			(160,440)			(160,440)
Restricted stock amortization, net of forfeitures		9,706				9,706
Balance at December 31, 2006	328	438,801	324,784	—		763,913
Comprehensive income:
Net income			44,539		$44,539	44,539
Unrealized derivative loss on cash flow hedge				(2,412)	(2,412)	(2,412)
Comprehensive income					$42,127
Exercise of stock options		123				123
Issuance of 473,712 shares of restricted stock, net of forfeitures	5	(5)				—
Acquisition and retirement of 1,351,600 shares of common stock	(13)	(32,644)				(32,657)
Cash dividends paid		(190,800)	(364,703)			(555,503)
Restricted stock issued in lieu of cash dividend	1	4,619	(4,620)			—
Restricted stock amortization, net of forfeitures		10,654				10,654
Balance at December 31, 2007	$321	$230,748	$—	$(2,412)		$228,657

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	2007	2006	2005

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$44,539	$156,831	$212,357
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of vessels and equipment	417	(46,022)	(91,235)
Depreciation and amortization	49,671	42,395	97,320
Write-off of deferred financing costs of refinanced credit facilities	—	—	5,660
Loss on retirement of Senior Notes	—	—	45,778
Amortization of discount on Senior Notes	—	—	243
Amortization of deferred financing costs	959	—	—
Restricted stock compensation expense	10,654	9,706	6,468
Net unrealized loss on derivative financial instruments	2,284
Changes in assets and liabilities:
Decrease in due from charterers	2,726	33,993	26,602
(Increase) decrease in prepaid expenses and other current and noncurrent assets	(10,953)	14,954	(2,811)
Increase (decrease) in other current and noncurrent liabilities	5,518	(16,520)	(2,034)
Decrease in accrued interest	—	—	(7,277)
Increase (decrease) in deferred voyage revenue	1,833	6,309	(3,418)
Deferred drydock costs incurred	(11,815)	(11,929)	(38,039)
Net cash provided by operating activities	95,833	189,717	249,614

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Payments for vessel construction in progress	(80,061)	(50,602)	(10,576)
Purchase of other fixed assets	(4,455)	(5,035)	(5,918)
Proceeds from sale of vessels	—	340,901	334,663
Net cash (used) provided by investing activites	(84,516)	285,264	318,169

CASH FLOWS USED BY FINANCING ACTIVITIES:
Long-term debt borrowings	—	—	162,788
Payments to retire Senior Notes	—	(20)	(286,851)
Payments to retire credit facilities	—	—	(175,000)
Principal payments on long - term debt	—	—	(30,000)
Borrowings on revolving credit facilitities	570,000	175,000	—
Repayments on revolving credit facilities	(55,000)	(260,000)	(62,788)
Deferred financing costs paid	(1,214)	(728)	(5,256)
Cash released from (placed in) escrow with lender	—	—	13,050
Payments to acquire and retire common stock	(32,657)	(219,073)	(24,771)
Proceeds from exercise of stock options	123	764	1,504
Cash dividends paid	(555,503)	(160,440)	(110,404)
Net cash used by financing activities	(74,251)	(464,497)	(517,728)
Net (decrease) increase in cash	(62,934)	10,484	50,055
Cash, beginning of the year	107,460	96,976	46,921
Cash, end of year	$44,526	$107,460	$96,976

Supplemental disclosure of cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$24,296	$4,168	$39,677
Transfer from Vessel construction in progress to Vessel	$127,885	$61,671	$—
Restricted stock granted to employees (net of forfeitures)	$12,142	$10,383	$48,338
Restricted stock granted in lieu of cash dividends	$4,620	$—	$—

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE, PER DAY AND PER TON DATA)

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

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2007 and 2006, the Company has a reserve of approximately $424 and $1,333, respectively, against its due from charterers balance associated with demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  During the year ended December 31, 2006, all asserted performance claims were settled and paid for during 2006 for $11,750.  The the Company has determined that there are no unasserted claims on any of its time charters since that time; accordingly, there is no reserve as of December 31, 2007 and 2006.

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

CONSTRUCTION IN PROGRESS.  Construction in progress represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2007, 2006 and 2005, the Company capitalized $2,385, $3,571 and $3,475, respectively, of interest expense.

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

DEFERRED DRYDOCK COSTS, NET.  Approximately every 30 to 60 months the Company’s vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company capitalizes costs associated with the drydocks as they occur and amortizes these costs on a straight line basis over the period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the statement of operations. For the years ended December 31, 2007, 2006 and 2005, amortization was $10,178, $6,145 and $17,957, respectively. Accumulated amortization as of December 31, 2007 and 2006 was $11,596 and $7,191, respectively.

DEFERRED FINANCING COSTS, NET.  Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized on a straight-line basis over the life of the related debt, which is included in interest expense. Amortization was $959, $722 and $1,968 for the years ended December 31, 2007, 2006 and 2005, respectively. Accumulated amortization as of December 31, 2007 and 2006 was $1,783 and $824 respectively.

GOODWILL.  The Company follows the provisions for SFAS No. 142 “Goodwill and Other Intangible Assets.”  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, the Company amortized goodwill. During 2005, in connection with the reclassification of 26 vessels to vessels held for sale, $4,508 of the goodwill associated with certain of these vessels was reclassified to Vessels held for sale leaving a balance at December 31, 2007 and 2006 of $1,245. The Company determined that there was no impairment of goodwill as of the transition date and during the years ended December 31, 2007, 2006 and 2005.

INCOME TAXES.  The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code, the Company is exempt from U.S. income tax on its income attributable to the operation of vessels in international commerce. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes. Therefore, no provision for income taxes is required. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective January 1, 2007.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48.  The Company qualifies for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, from U.S. federal income tax on shipping income that is derived from U.S. sources. The Company is similarly exempt from state and local income taxation.  This Interpretation does not have a material effect on the Company’s consolidated financial statements.

DEFERRED VOYAGE REVENUE.  Deferred voyage revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned in the appropriate future periods.

COMPREHENSIVE INCOME.  The Company follows Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income and unrealized gains and losses related to our interest rate swap.

STOCK BASED COMPENSATION.  Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application (See Note 17 for impact of adopting SFAS 123R.) Accordingly, prior period amounts have not been restated. Pursuant to the adoption of SFAS 123R, unamortized restricted stock is now classified as a component of Paid-in capital in Shareholders’ equity. Prior to adoption of SFAS 123R, the Company followed the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123, Accounting for Stock-Based Compensation had been adopted. The following table details the effect on net income and earnings per share had compensation expense for stock options been recorded for the year ended December 31, 2005 based on the methods recommended by Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

2005
Net Income:

As reported	$212,357
Stock based compensation expense using the fair value method	309
Pro forma	$212,048
Earnings per common share (as reported):
Basic	$5.71
Diluted	$5.61
Earnings per common share (pro forma):
Basic	$5.71
Diluted	$5.60

ACCOUNTING ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel and drydock valuations and the valuation of amounts due from charterers.  Actual results could differ from those estimates.

EARNINGS PER SHARE.  Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

FAIR VALUE OF FINANCIAL INSTRUMENTS.  The estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of December 31, 2007 and 2006 due to their short-term maturity or the variable-rate nature of the respective borrowings.

DERIVATIVE FINANCIAL INSTRUMENTS.  In addition to interest rate swaps described below, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market and (d) rising interest rates which would increase interest expense on the Company’s outstanding borrowings. Except for its interest rate swap, described below, the Company’s derivative financial instruments do not qualify for hedge accounting for accounting purposes, although the Company considers certain of these derivative financial instruments to be economic hedges against these risks. The Company records the fair value of its derivative financial instruments on its balance sheet as a Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other income (expense) on the statement of operations as applicable.

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to outstanding borrowings.  These borrowings are subject to a variable borrowing rate. The Company uses a forward starting pay-fixed receive-variable interest rate swap to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of OCI.

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

As of December 31, 2007, the Company is party to pay-fixed interest rate swap agreements that expire in 2010 which effectively convert floating rate obligations to fixed rate instruments.  During the years ended December 31, 2007, 2006 and 2005, the Company recognized a credit (charge) to other comprehensive loss (OCI) of $(2,412), $0 and $545, respectively.  The aggregate liability in connection with a portion of the Company’s interest rate swaps as of December 31, 2007 and 2006 was $2,461 and $0, respectively, and is presented as Derivative liability on the balance sheet.

CONCENTRATION OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. The Company earned 39.5% of its revenues from one customer during the year ended December 31, 2007.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2007.

FOREIGN EXCHANGE GAINS AND LOSSES.  Gains and losses on transactions denominated in foreign currencies are recorded within the consolidated statement of operations as components of general and administrative expenses or other income (expense) depending on the nature of the transactions to which they relate.  During the years ended December 31, 2007, 2006 and 2005,  transactions denominated in foreign currencies  resulted in increases (decreases) in general and administrative expenses of $114, $79 and $(69), respectively, and increases in other income (expense) of $198, $628 and $(206), respectively.

RECENT ACCOUNTING PRONOUNCEMENTS.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 is effective for the Company commencing in 2008.  The Company has no plans to apply SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations and cash flows.

2. CASH FLOW INFORMATION

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $63 $422 and $982, respectively, for the year ended December 31, 2007.

3. VESSEL ACQUISITIONS/DELIVERIES

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

During the year ended December 31, 2007, the Company took delivery of two newly-constructed Suezmax tankers.  Capitalized costs of these vessels over their construction period, inclusive of capitalized interest, were $127,885.

These three vessels are part of the 20 vessels that collateralize the Company’s 2005 Credit Facility (see Note 9).

The remaining installments on the one newbuilding Suezmax contract to be paid by the Company subsequent to December 31, 2007 aggregates $33,406, which is payable in 2008.

4. EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2007, 2006 and 2005, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Year ended December 31,
	2007	2006	2005
Common shares outstanding, basic:
Weighted average common shares outstanding, basic	30,402,810	31,471,809	37,164,321

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	30,402,810	31,471,809	37,164,321
Stock options	4,339	44,616	58,306
Restricted stock awards	805,583	701,003	651,751
Weighted average common shares outstanding, diluted	31,212,732	32,217,428	37,874,378

During January 2008, the Company repurchased and retired 711,300 shares of its common stock for $16,379.

5. SALE OF VESSELS AND OFFICE CLOSINGS

Sale of Vessels

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

This office ceased its vessel operations during May 2006.  The Company incurred approximately $1,300 of costs in connection with its closure during the year ended December 31, 2006, which has been classified as a component of general and administrative expense on the Company’s statement of operations.  All of these costs have been paid as of December 31, 2006.

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

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2007	2006
Bunkers and lubricants inventory	$6,148	$5,287
Insurance claims receivable	11,234	7,186
Other	10,003	4,644
Total	$27,385	$17,117

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects to recover from insurance.

7. OTHER FIXED ASSETS

Other fixed assets consist of the following:

	December 31,	December 31,
	2007	2006
Other fixed assets:

Furniture, fixtures and equipment	$4,246	$4,115
Vessel equipment	8,750	4,976
Computer equipment	1,186	1,153
Total cost	14,182	10,244

Less: accumulated depreciation	4,098	1,987
Total	$10,084	$8,257

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2007	2006
Accounts payable	$9,575	$4,384
Accrued operating	8,650	8,885
Accrued administrative	6,156	5,429
Total	$24,381	$18,698

9. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2007	2006
2005 Credit Facility	$565,000	$50,000

Total	$565,000	$50,000

Less: Current portion of long-term debt	—	—
Long-term debt	$565,000	$50,000

2005 Credit Facility

On October 26, 2005, the Company entered into an $800,000 revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders. The 2005 Credit Facility was used to refinance its then existing term borrowings (the “2005 Refinancing”). Pursuant to the 2005 Refinancing, the Company repaid $175,000 of term borrowings then outstanding primarily by making an initial drawdown of $162,788 and using $13,050 cash held in escrow.

Upon consummating the 2005 Refinancing, unamortized deferred financing costs associated with the then outstanding term borrowings aggregating $5,660 were written off as a non-cash charge in October 2005. This non-cash charge is classified as Other income (expense) on the statement of operations. In connection with the 2005 Refinancing, the Company incurred deferred financing costs of $4,565.

On February 16, 2007, the Company entered into an agreement to amend the 2005 Credit Facility. The 2005 Credit Facility, as amended, increased the total commitment of the lenders by $100,000 from $800,000 to $900,000.

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

Under the 2005 Credit Facility, as amended, for any time on or after April 1, 2007 the leverage ratio covenant was eliminated and the minimum cash balance covenant was reduced such that the Company is not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000. In addition, the Company agreed to a new covenant whereby it will not permit its net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time beginning April 1, 2007.

As of December 31, 2007, the Company is in compliance, in all material respects, with all of the financial covenants under its 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50,063 beginning October 26, 2009 and a bullet reduction of $599,625 at the end of year seven. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of December 31, 2007, the Company has outstanding letters of credit aggregating $7,508 which expire between March 2008 and December 2008, leaving $42,492 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of December 31, 2007 and 2006, $565,000 and $50,000, respectively, of the facility is outstanding. The facility is collateralized by 20 of the Company’s double-hull vessels and its one newbuilding Suezmax contract, with carrying values as of December 31, 2007 of $684,019 and $30,329, respectively, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed the Company’s Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

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

During the years ended December 31, 2007 and 2006, the Company paid dividends of $555,503 and $160,440, respectively.  Included in the dividends paid during the year months ended December 31, 2007 is a special dividend of $15 per share of $486,491 which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the year ended December 31, 2007 ranged from 5.13% to 6.50% on the 2005 Credit Facility.

Based on borrowings as of December 31, 2007, none of the $565,000 outstanding under the 2005 Credit Facility is due until 2012.

Interest Rate Swap Agreements

In August and October 2001, the Company entered into interest rate swap agreements with foreign banks to manage interest costs and the risk associated with changing interest rates. At their inception, these swaps had notional principal amounts equal to 50% the Company’s outstanding term loans under then existing credit facilities. The notional principal amounts amortize at the same rate as the term loans. The interest rate swap agreement entered into during August 2001 hedged one of these credit facilities, to a fixed rate of 6.25%. This swap agreement terminated on June 15, 2006. The interest rate swap agreement entered into during October 2001 hedged another of these credit facilities to a fixed rate of 5.485%. This swap agreement terminated on June 27, 2006. The differential to be paid or received for these swap agreements was recognized as an adjustment to interest expense as incurred through June 30, 2005. The Company has determined that, through June 30, 2005, these interest rate swap agreements, which effectively hedged the Company’s then existing credit facilities continued to effectively hedge, but not perfectly, the Company’s 2004 Credit Facility. As of July 1, 2005, the Company stopped designating its interest rate swaps as a hedge.

Effective September 21, 2007, the Company entered into an interest rate swap agreement with Citigroup to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $100,000 and has a fixed interest rate on the notional amount of 4.748% through October 1, 2010, when it expires.  The ineffective portion of the hedge of $50 for the year ended December 31, 2007 is recorded as a component of Other expense on the statement of operations.

The changes in the notional principal amounts of the swaps during the years ended December 31, 2007, 2006 and 2005 are as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
Notional principal amount, beginning of year	$—	$19,500	$45,500
Additions	100,000	—	—
Amortization of swaps	—	(19,500)	(26,000)
Notional principal amount, end of the year	$100,000	$—	$19,500

Interest expense pertaining to interest rate swaps for the years ended December 31, 2007, 2006 and 2005 was $(122), $0 and $338, respectively.

The Company would have paid approximately $2,461 to settle its outstanding swap agreement based upon its aggregate fair value as of December 31, 2007. This fair value is based upon estimates received from financial institutions.

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

Interest expense under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $25,540,  $4,166 and $32,400 for the years ended December 31, 2007, 2006 and 2005, respectively.

10. DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 9), the Company is party to the following derivative financial instruments:

Foreign currency.  On July 19, 2005, the Company entered into a forward contract to acquire 5 million Euros on January 17, 2006 for $6,033. Changes in the fair value of this forward contract subsequent the date on which the Company entered into the contract (at which time the fair value was $0) was recorded as Other income (expense) on the Company’s statement of operations. The Company entered into this contract to guard against weakening in the dollar against the Euro. As of December 31, 2005, the Company has recorded a liability of $126 related to the fair market value of this derivative financial instrument. The Company has recorded an aggregate net unrealized gain (loss) of $126 and $(126), for the years ended December 31, 2006 and 2005, which is classified as Other income (expense) on the statement of operations.

On October 29, 2007, the Company entered into two call options to purchase at $1.45 per Euro one million Euros on January 16, 2008 and one million Euros on April 16, 2008.  The Company paid an aggregate of $39 for these options.  As of December 31, 2007, the fair value of these options based on the exchange rate on that date resulted in an asset of $21 which is recorded as Derivative asset on the Company’s balance sheet.  The related unrealized gain for the year ended December 31, 2007 of $21 is classified as Other income (expense) on the statement of operations.

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

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The Company considers all of these contracts to be speculative.  At December 31, 2007, these freight derivatives had an aggregate notional value of $13,864, which is an aggregate of both long and short positions. The net fair value of $737 at December 31, 2007 of these freight derivatives was settled as of December 31, 2007 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $737 for the year ended December 31, 2007.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of December 31, 2007 and 2006, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset (liability) to the Company of $(76) and $2,180, respectively.  The Company recorded an unrealized gain (loss) of $($2,256) and $2,180 for the years ended December 31, 2007 and 2006, respectively, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $1,247  and $2,073 for the years ended December 31, 2007 and 2006, respectively, which is classified as Other income (expense) on the statement of operations.

A summary of derivative assets and liabilities on the Company’s balance sheets is as follows:

	December 31, 2007				December 31, 2006
	Interest Rate Swap	Freight Derivative	Currency Options	Total	Freight Derivative	Total

Current asset	$—	$—	$21	$21	$—	$—
Noncurrent asset	—	246	—	246	2,180	2,180
Current liability	(517)	(322)	—	(839)	—	—
Noncurrent liability	(1,944)	—	—	(1,944)	—	—

	$(2,461)	$(76)	$21	$(2,516)	$2,180	$2,180

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$44,526	$44,526	$107,460	$107,460
Floating rate debt	565,000	565,000	50,000	50,000
Derivative financial instruments (See Note 9)	(2,516)	(2,516)	2,180	2,180

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.  The fair value of the freight derivative was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers. The fair fair value of the currency options is based on the exchange rates at the end of the year.

12. REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2007, 2006 and 2005 was $161,542, $60,613 and $86,225, respectively. Future minimum rental receipts, based on vessels committed to non-cancelable time charter contracts, as of December 31, 2007 will be $157,336,  $130,240 and $15,296 during 2008, 2009 and 2010, respectively.

13. LEASE PAYMENTS

In February 2004, the Company entered into an operating lease for an aircraft. The lease has a term of five years and requires monthly payments by the Company of $125.  During the years ended December 31, 2007, 2006 and 2005, the Company recorded $980, $876 and $1,500 of net expense associated with this lease.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $105.  During the years ended December 31, 2007, 2006 and 2005, the Company recorded $1,255, $1,255 and $1,138 of expense associated with this lease.

Future minimum rental payments on the above leases for the next five years are as follows: 2008- $2,817, 2009-$1,442, 2010- $1,344, 2011-$1,426, 2012- $1,426 thereafter - $11,603.

14. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2007, the Company earned $100,725 from one customer which represented 39.5% of voyage revenues.  For the years ended December 31, 2006 and 2005, the Company did not earn 10% or more of its voyage revenues from any single customer.

15. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

Through April 2005, the Company rented office space as its principal executive offices in a building leased by GenMar Realty LLC, a company wholly owned by Peter C. Georgiopoulos, the Chairman and Chief Executive Officer of the Company. There was no lease agreement between the Company and GenMar Realty LLC. The Company paid an occupancy fee on a month to month basis in the amount of $55. For the years ended December 31, 2007, 2006 and 2005 the Company’s occupancy fees were $0, $0 and $220, respectively.

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of December 31, 2007.

During the years ended December 31, 2007, 2006 and 2005, the Company incurred fees for legal services aggregating $46, $150 and $284, respectively, to the father of Peter C. Georgiopoulos, of which none and $18 was outstanding as of December 31, 2007 and 2006, respectively.

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

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the years ended December 31, 2007 and 2006, totaling $248 and $257, respectively, of which $66 and none was outstanding as of December 31, 2007 and 2006, respectively.  Peter C. Georgiopoulos and Stephen A. Kaplan are directors of Genco. At December 31, 2006, none of this balance was outstanding.

During the years ended December 31, 2007 and 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $167 and $52 based on actual time spent by the employee, of which $61 and $25 remains outstanding as of December 31, 2007 and December 31, 2006, respectively.

During the years ended December 31, 2007, 2006 and 2005, Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers and lubricating oils to the Company’s vessels aggregating $1,190, $1,682 and $5,945, respectively,. The balance of  $33 and $0 were outstanding as of December 31, 2007 and 2006 respectively. During the year ended December 31, 2007, Aegean has incurred travel related expenditure for use of the Company aircraft totaling $98. During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the year ended December 31, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $113 payable directly to the third-party charterer hired by the Company to manage the chartering of the aircraft. During the year ended December 31, 2006, Peter C. Georgiopoulos chartered the

Company’s aircraft from the third-party charterer on six occasions and incurred charter fees totaling $101 directly to the third-party charterer. During the year ended December 31, 2006, John Tavlarios chartered the Company’s aircraft from the third-party charterer on one occasion and incurred charter fees totaling $7 directly to the third-party charterer. It was no charter fees incurred for John Tavlarios during the year ended December 31, 2007.

16. SAVINGS PLAN

In November 2001, the Company established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 25 percent of their annual salaries with the Company matching up to the first six percent. The matching contribution vests immediately. During 2007, 2006 and 2005, the Company’s matching contribution to the Plan was $320, $347 and $354, respectively.

17. STOCK-BASED COMPENSATION

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

Until December 31, 2005, the Company followed the provisions of APB 25 to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123 had been adopted. Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted, so the intrinsic value is $0. The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. Estimated life of options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility as calculated using various data points during the period between the Company’s initial public offering date and the date of grant. Risk free interest is based on the U.S. Treasury yield curve in effect at the time of grant. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 53%, 47%, 63% and 54% for options granted during 2004, 2003, 2002 and 2001, respectively, risk free interest rate of 3.85%, 3.5%, 4.0% and 5.5% for options granted during 2004,

2003, 2002 and 2001, respectively, and no dividend yield for any options granted because, as of the grant dates, the Company had not paid any dividends. The fair value of the 860,000 options to purchase common stock granted on June 12, 2001 was $8.50 per share.

The fair value of the 143,500 options to purchase common stock granted on November 26, 2002 was $3.42 per share. The fair value of the 50,000, 12,500 and 29,000 options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 12, 2003 was $3.95 per share, $4.52 per share, and $6.61 per share, respectively. The fair value of the 20,000 options to purchase common stock granted on May 20, 2004 was $11.22 per share.

Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application. Accordingly, prior period amounts have not been restated.

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123. During the years ended December 31, 2007 and 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $28 and $81, respectively, which reduced net income for by this amount and reduced basic earnings per share by nil and $0.01, respectively.

As of December 31, 2007, there was $5 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized with a credit to paid-in capital over a weighted average period of  0.3 years.

The following table summarizes all stock option activity through December 31, 2007:

		Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value

Outstanding, January 1, 2005	213,025	$13.68	$6.13
Granted	—
Exercised	(106,825)	$14.12	$6.84
Forfeited	(18,800)	$9.05	$4.99
Outstanding, December 31, 2005	87,400	$13.76	$6.78
Granted	—
Exercised	(60,900)	$12.50	$6.12
Forfeited	(8,750)	$17.55	$8.57
Outstanding, December 31, 2006	17,750	$16.21	$7.87
Granted	—
Exercised	(8,375)	$15.30	$7.28
Forfeited	(2,000)	$6.06	$3.43
Outstanding, December 31, 2007	7,375	$20.00	$9.74

A summary of the activity for nonvested stock option awards during the year ended of December 31, 2007 is as follows:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise Price	Fair Value

Outstanding and nonvested, January 1, 2007	13,375	$18.42	$8.90
Granted	—	—	—
Vested	(9,625)	$16.80	$8.00
Forfeited	—	$—	$—
Outstanding and nonvested, December 31, 2007	3,750	$22.57	$11.22

The following table summarizes certain information about stock options outstanding as of December 31, 2007 (all of which are expected to vest):

	Options Outstanding, December 31, 2007			Options Exercisable,
			Weighted	December 31, 2007
			Average		Weighted
		Weighted	Remaining		Average
	Number of	Average	Contractual	Number of	Exercise
Exercise Price	Options	Exercise Price	Life	Options	Price

$14.58	2,375	$14.58	5.8	2,375	$14.58
$22.57	5,000	$22.57	6.4	1,250	$22.57
	7,375	$20.00	6.2	3,625	$17.34

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

On May 18, 2006, the Company granted a total of 9,600 shares of restricted common stock to four of the Company’s independent Directors. Restrictions on the restricted stock lapsed on May 16, 2007. The foregoing grants were subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On October 23, 2006, the Company granted 2,400 shares of restricted common stock to one of the Company’s independent Directors.  Restrictions on the restricted stock lapsed on May 16, 2007. The foregoing grants were subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

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

On April 2, 2007, the Company granted 159,946 shares of restricted common stock to holders of the 308,000 restricted shares granted on December 18, 2006. This grant was made to these holders in lieu of the Company paying in cash the $15 per share special dividend applicable to such shares. This dividend was paid to all other shareholders during March 2007. The restrictions on these shares lapsed on the same schedule as the December 18, 2006 grant. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements. Because this April 2, 2007 grant was made pursuant to a modification in which there was no incremental compensation cost as calculated under the provisions of SFAS No. 123R, this grant resulted in no additional future compensation cost associated with amortization of restricted stock awards.

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

On December 21, 2007, the Company made grants of restricted common stock in the amount of 462,000 shares to certain officers and employees of the Company.  Of this total, 240,000, 30,000 and 15,000 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 48,000 restricted shares were granted to the president of GMM.  The remaining 129,000 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 240,000 shares granted to the CEO of the Company will lapse on November 15, 2017. The restrictions on 116,000 shares (including shares granted to individuals named above, exclusive of the CEO) will lapse as to 20% of these shares on November 15, 2008 and as to 20% of these shares on November 15 of each of the four years thereafter, and will become fully vested on November 15, 2012. The restrictions on the remaining 106,000 shares will lapse as to 25% of these shares on November 15, 2008 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2011. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2007 and 2006 is $26.47 per share and $35.53 per share, respectively.

A summary of the activity for restricted stock awards during the year ended of December 31, 2007 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2007	1,944,325	$30.12

Granted	638,196	$26.47
Vested	(169,769)	$32.63
Forfeited	(4,538)	$35.07

Outstanding and nonvested, December 31, 2007	2,408,214	$28.96

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	TOTAL
Restricted Stock Grant Date

November 26, 2002	$541	$495	$—	$—	$—	$—	$1,036
February 9, 2005	1,306	972	738	738	738	1,384	5,876
April 5, 2005	1,754	1,749	1,749	1,749	1,753	3,497	12,251
December 21, 2005	1,936	1,446	1,101	973	976	2,798	9,230
December 18, 2006	1,982	1,344	923	628	541	2,090	7,508
June 29, 2007	146	—	—	—	—	—	146
December 21, 2007	3,416	2,091	1,451	1,027	729	3,024	11,738

Total by year	$11,081	$8,097	$5,962	$5,115	$4,737	$12,793	$47,785

As of December 31, 2007 and 2006, there was $47,785 and $46,270, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of December 31, 2007, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 3.8 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the years ended December 31, 2007, 2006 and 2005 was $10,627, $9,625 and $6,448, respectively.

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

Through December 31, 2007, the Company repurchased and retired 8,117,513 shares of its common stock for $276,502.  As of December 31, 2007, the Company is permitted under the program to acquire additional shares of its common stock for up to $123,498.

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

The Company has been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain alleged illegal discharges of oily waste between October 2004 and December 2004.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis. During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  The Company has denied any wrongdoing in this matter by it or any of its employees but have been unable to negotiate an acceptable settlement.  On September 26, 2006, the Company received a letter from the U.S. Department of Justice stating that it may seek an indictment against the Company’s General Maritime Management LLC subsidiary in connection with its investigation.  The Company intends to defend any charges vigorously. However, there can be no assurance that the Company will be able to obtain a favorable resolution or satisfactory settlement.

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through December 31, 2007, the Company has paid $420 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1,000 for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. The Company’s subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for an accidental discharge of bunker fuel from the vessel. The Company understands the federal and Puerto Rico authorities are conducting civil and criminal investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

This matter has been reported to the Company’s protection and indemnity insurance underwriters, and the Company believes that any such liabilities will be covered by its insurance, less a deductible. The Company has not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by the Company is not estimable at this time.

The Company been cooperating in these investigations and has posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

The Company has also been cooperating in an investigation being conducted by the U.S. Coast Guard and the U.S. Department of Justice which the Company believes relates to possible alleged violations of the Act to Prevent Pollution from Ships (33 USC 1908, et. seq.) occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.  During a U.S. Coast Guard Port State Control Inspection conducted on or about November 28, 2007 at Corpus Christi, Texas, U.S. Coast Guard officials took various documents, logs and equipment from the vessel for further review and analysis.  A report of their inspection asserted that unauthorized discharge by-pass piping was identified during the inspection.  The Company has posted a bond for potential fines or penalties, which may be sought in connection with this matter.  Currently, no charges have been made and no fines or penalties have been levied against the Company.

20. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in a quarterly basis.

	2007 Quarter ended				2006 Quarter ended
	March 31	June 30	Sept 30	Dec 31	March 31	June 30	Sept 30	Dec 31

Voyage revenues	$68,223	$62,740	$56,115	$64,879	$105,756	$75,959	$77,648	$66,621
Operating income	19,936	20,510	13,756	17,523	84,829	26,214	23,639	19,840
Net Income	16,665	11,780	10,932	5,162	84,357	26,071	23,995	22,408

Earnings Per
Common Share:
Basic	$0.54	$0.38	$0.36	$0.17	$2.58	$0.83	$0.78	$0.73
Diluted	$0.53	$0.37	$0.35	$0.17	$2.52	$0.81	$0.76	$0.71

Weighted Average
Shares
Outstanding:(in thousands)
Basic	30,794	30,802	30,316	29,709	32,756	31,522	30,927	30,710
Diluted	31,612	31,628	31,107	30,444	33,444	32,209	31,749	31,492

21. SUBSEQUENT EVENTS

During January 2008, the Company repurchased and retired 711,300 shares of its common stock for $16,379.

Effective January 31, 2008, the Company entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The notional principal amount of the swap is $100,000 and has a fixed interest rate on the notional amount of 3.515% through September 30, 2012, when it expires.  Effective February 5, 2008, the Company entered into another interest rate swap agreement to manage interest costs and the risk associated with changing interest rates.  The notional principal amount of the swap is $75,000 and has a fixed interest rate on the notional amount of 3.39% through September 30, 2012, when it expires.

During February 2008, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were approximately $63,400. This vessel is one of the vessels collateralizing the Company’s 2005 Credit Facility (see Note 9).

On February 25, 2008, the Company’s board of directors announced that the Company will be paying a quarterly dividend of $0.50 per share on or about March 28, 2008 to the shareholders of record as of March 14, 2008. The aggregate amount of the dividend is expected to be approximately $15,660, which we anticipate will be funded from cash on hand at the time payment is to be made.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent auditors regarding, the Company’s accounting or financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of General Maritime Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that General Maritime Corporation maintained effective internal control over financial reporting as of December 31, 2007.

General Maritime Corporation’s independent registered public accounting firm has audited and issued their report on General Maritime Corporation’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Maritime Corporation
New York, New York

We have audited the internal control over financial reporting of and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 29, 2008

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding General Maritime’s directors and executive officers is set forth in General Maritime’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007 (the “2008 Proxy Statement”) and is incorporated by reference herein. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2008 Proxy Statement relating and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.generalmaritimecorp.com.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the New York Stock Exchange during 2007.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of General Maritime’s executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2008 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the beneficial ownership of shares of General Maritime’s common stock by certain persons is set forth in the 2008 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions of General Maritime is set forth in the 2008 Proxy Statement and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2008 Proxy Statement and is incorporated by reference herein.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements.”
3.	Exhibits:
3.1	Amended and Restated Articles of Incorporation of General Maritime Ship Holdings Ltd.(1)
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, changing name from General Maritime Ship Holdings Ltd. to General Maritime Corporation.(1)
3.3	Amended and Restated By-Laws of General Maritime Ship Holdings Ltd.(1)
3.4	Amendment to By-Laws of General Maritime Corporation.(2)
3.5	Amendment to By-Laws of General Maritime Corporation. (22)
3.6	Certificate of Designation of Series A Junior Participating Preferred Stock.(2)
4.1	Form of Common Stock Certificate of General Maritime Corporation.(3)
4.2	Form of Registration Rights Agreement.(4)
4.3	Form of 10% Senior Global Notes Due 2013, issued pursuant to Rule 144A and Regulation S.(5)
4.4	Form of Indenture relating to 10% Senior Notes, due 2013.(5)
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

10.6	Cash Collateral Account Agreement, dated August 31, 2004, among General Maritime Corporation, as Assignor and Nordea Bank Finland PLC, New York Branch, as Deposit Account Bank and Collateral Agent.(8)
10.7	Form of First Preferred Ship Mortgage on Marshall Islands Flag Vessel, related to Credit Agreement, dated July 1, 2004.(8)
10.8	Form of First Preferred Ship Mortgage on Liberian Flag Vessel, related to Credit Agreement, dated July 1, 2004.(8)
10.9	Form of First Preferred Ship Mortgage on Malta Flag Vessel, related to Credit Agreement, dated July 1, 2004.(8)
10.10	Amended and Restated 2001 Stock Incentive Plan, effective March 30, 2006.(10)
10.11	Amendment to Amended and Restated 2001 Stock Incentive Plan dated as of December 18, 2006.(20)
10.12	Form of Outside Director Stock Option Grant Certificate.(1)
10.13	Form of Incentive Stock Option Grant Certificate.(3)
10.14	Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Corporation and Peter C. Georgiopoulos.(11)
10.15	Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Corporation and John P. Tavlarios.(11)

10.16	Incentive Stock Option Agreement dated November 26, 2002 between General Maritime Corporation and John C. Georgiopoulos.(11)
10.17	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and Peter C. Georgiopoulos.(11)
10.18	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John P. Tavlarios.(11)
10.19	Restricted Stock Grant Agreement dated November 12, 2003 between General Maritime Corporation and John C. Georgiopoulos.(11)
10.20	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Andrew M. L. Cazalet.(11)
10.21	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and William J. Crabtree.(11)
10.22	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Rex W. Harrington.(11)
10.23	Stock Option Agreement for Non-Employee Directors dated May 20, 2004 between General Maritime Corporation and Peter S. Shaerf.(11)
10.24	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Corporation dated as of November 30, 2004. (11)
10.25	Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Corporation and Peter C. Georgiopoulos.(12)
10.26	Form of Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Corporation and certain senior executive officers.(12)
10.27	Employment Agreement dated April 5, 2005, between General Maritime Corporation and Peter C. Georgiopoulos.(13)
10.28	Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Corporation and Peter C. Georgiopoulos.(13)
10.29	Employment Agreement dated April 22, 2005, between General Maritime Corporation and John P. Tavlarios.(14)
10.30	Employment Agreement dated April 22, 2005, between General Maritime Corporation and Jeffrey D. Pribor.(14)
10.31	Employment Agreement dated April 22, 2005, between General Maritime Corporation and John C. Georgiopoulos.(14)
10.32	General Maritime Corporation Change of Control Severance Program for U.S. Employees.(14)
10.33	Credit Agreement dated October 26, 2005, among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, DnB NOR Bank AG, New York Branch, and HSH Nordbank ASA.(15)
10.34	First Amendment to Credit Agreement dated June 28, 2006 among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, DnB NOR Bank AG, New York Branch, and HSH Nordbank ASA.(16)
10.35

Second Amendment to Credit Agreement dated as of February 16, 2007, among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, Dnb NOR Bank AG, New York Branch and HSH Nordbank ASA.(20)

10.36	Agreement and General Release dated November 22, 2005, between John M. Ramistella and General Maritime Management LLC.(17)
10.37	Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Corporation and Peter C. Georgiopoulos.(18)
10.38	Form of Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Corporation and certain senior executive officers.(18)
10.39	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Corporation and John O. Hatab. (20)
10.40	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Corporation and Rex W. Harrington. (20)
10.41	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Corporation and William J. Crabtree. (20)
10.42	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Corporation and Peter S. Shaerf. (20)
10.43	Restricted Stock Grant Agreement dated October 23, 2006 between General Maritime Corporation and Stephen A. Kaplan. (20)

10.44	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Corporation and John P. Tavlarios. (20)
10.45	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Corporation and Jeffrey D. Pribor. (20)
10.46	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Corporation and John C. Georgiopoulos. (20)
10.47	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Corporation and Peter C. Georgiopoulos. (20)
10.48	Form of Restricted Stock Grant Agreement dated December 18, 2006. (20)
10.49	Form of Restricted Stock Grant Agreement dated December 18, 2006. (20)
10.50	Share Repurchase Agreement between the Company and OCM Capital Opportunities Fund, L.P. dated January 4, 2006.(19)
10.51	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Corporation and Peter C. Georgiopoulos. (*)
10.52	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Corporation and John P. Tavlarios. (*)
10.53	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Corporation and Jeffrey D. Pribor. (*)
10.54	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Corporation and John C. Georgiopoulos. (*)
10.55	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Corporation and Peter S. Bell. (*)
10.56	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Corporation and Milton H. Gonzales, Jr. (*)
10.57	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Corporation and John O. Hatab. (21)
10.58	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Corporation and Rex W. Harrington. (21)
10.59	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Corporation and William J. Crabtree. (21)
10.60	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Corporation and Peter S. Shaerf. (21)
10.61	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Corporation and Stephen A. Kaplan. (21)
10.62	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Corporation and Peter C. Georgiopoulos. (*)
10.63	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Corporation and John P. Tavlarios. (*)
10.64	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Corporation and Jeffrey D. Pribor. (*)
10.65	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Corporation and John C. Georgiopoulos. (*)
10.66	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Corporation and Peter S. Bell. (*)
10.67	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Corporation and Milton H. Gonzales, Jr. (*)
21.1	Subsidiaries of General Maritime Corporation.(*)
23.1	Consent of Independent Registered Public Accounting Firm.(*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended.(*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended.(*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

(*)                                 Filed herewith.

(1)                                  Incorporated by reference to Amendment No. 5 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 12, 2001.

(2)	Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005.
(3)	Incorporated by reference to Amendment No. 4 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.
(4)	Incorporated by reference to Amendment No. 3 to General Maritime’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.
(5)	Incorporated by reference to General Maritime’s Form S-4 filed with the Securities and Exchange Commission on June 20, 2003.
(6)	Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2005.
(7)	Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.
(8)	Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004.
(9)	Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005.
(10)	Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.
(11)	Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.
(12)	Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.
(13)	Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2005.
(14)	Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.
(15)	Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005.
(16)	Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.
(17)	Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2005.
(18)	Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.
(19)	Incorporated by reference to General Maritime’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006.
(20)	Incorporated by reference to General Maritime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.
(21)	Incorporated by reference to General Maritime’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007.
(22)	Incorporated by reference to General Maritime’s Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MARITIME CORPORATION

By:	/s/ PETER C. GEORGIOPOULOS
Name: Peter C. Georgiopoulos
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 29, 2008.

SIGNATURE	TITLE

/s/ PETER C. GEORGIOPOULOS	CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND
Peter C. Georgiopoulos	DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

/s/ JEFFREY D. PRIBOR	VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Jeffrey D. Pribor	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ JOHN P. TAVLARIOS	DIRECTOR
John P. Tavlarios

/s/ WILLIAM J. CRABTREE	DIRECTOR
William J. Crabtree

/s/ REX W. HARRINGTON	DIRECTOR
Rex W. Harrington

/s/ JOHN O. HATAB	DIRECTOR
John O. Hatab

/s/ PETER S. SHAERF	DIRECTOR
Peter S. Shaerf