Form 10-Q
period 2008-03-31
GENERAL MARITIME CORP/
filed 2008-05-12
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 6, 2008:

Common Stock, par value $0.01 per share 31,316,601 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$61,131	$44,526
Due from charterers, net	14,710	10,562
Prepaid expenses and other current assets	31,184	27,385
Derivative asset	1,070	21
Total current assets	108,095	82,494
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $199,704 and $189,989, respectively	738,917	684,019
Vessel construction in progress	—	30,329
Other fixed assets, net	10,252	10,084
Deferred drydock costs, net	21,992	20,209
Deferred financing costs, net	4,948	4,724
Derivative asset	316	246
Other assets	613	1,685
Goodwill	1,245	1,245
Total noncurrent assets	778,283	752,541
TOTAL ASSETS	$886,378	$835,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,622	$24,381
Deferred voyage revenue	11,085	10,282
Derivative liability	4,455	839
Total current liabilities	37,162	35,502
NONCURRENT LIABILITIES:
Long-term debt	635,000	565,000
Other noncurrent liabilities	3,512	3,932
Derivative liability	3,499	1,944
Total noncurrent liabilities	642,011	570,876
TOTAL LIABILITIES	679,173	606,378
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 31,316,601 and 32,029,540 shares at March 31, 2008 and December 31, 2007, respectively	314	321
Paid-in capital	214,640	230,748
Retained earnings	—	—
Accumulated other comprehensive loss	(7,749)	(2,412)
Total shareholders’ equity	207,205	228,657
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$886,378	$835,035

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007
VOYAGE REVENUES:
Voyage revenues	$73,592	$68,223
OPERATING EXPENSES:
Voyage expenses	12,625	10,950
Direct vessel expenses	15,076	11,802
General and administrative	11,747	13,669
Depreciation and amortization	13,214	11,866
Loss on disposal of vessel equipment	613	—
Total operating expenses	53,275	48,287
OPERATING INCOME	20,317	19,936

OTHER EXPENSE:
Interest expense- net	(6,883)	(593)
Other expense	(524)	(2,678)
Total other expense	(7,407)	(3,271)
Net income	$12,910	$16,665

Basic earnings per common share	$0.45	$0.54
Diluted earnings per common share	$0.43	$0.53

Weighted average shares outstanding:
Basic	28,977,756	30,794,920
Diluted	29,714,708	31,612,373

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(IN THOUSANDS)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Loss	Income	Total
Balance as of January 1, 2008	$321	$230,748	$—	$(2,412)		$228,657

Comprehensive income:
Net income	—	—	12,910		$12,910	12,910
Unrealized derivative loss on cash flow hedge				(5,526)	(5,526)	(5,526)
Unrealized loss on foreign currency translation				189	189	189
Comprehensive income					$7,573
Exercise of stock options	—	5	—			5
Acquisition and retirement of 711,300 shares of common stock	(7)	(16,372)				(16,379)
Cash dividends paid	—	(2,724)	(12,910)			(15,634)
Restricted stock amortization, net of forfeitures	—	2,983	—			2,983
Balance at March 31, 2008 (unaudited)	$314	$214,640	$—	$(7,749)		$207,205

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$12,910	$16,665
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of vessel equipment	613	—
Depreciation and amortization	13,214	11,866
Amortization of deferred financing costs	252	225
Restricted stock amortization	2,983	2,712
Net unrealized gain on derivative financial instruments	(1,474)	—
Changes in assets and liabilities:
Increase in due from charterers	(4,148)	(4,281)
(Increase) decrease in prepaid expenses and other assets	(2,727)	104
Decrease in accounts payable and accrued expenses	(3,990)	(743)
Increase (decrease) in deferred voyage revenue	803	(944)
Deferred drydock costs incurred	(4,253)	(2,191)
Net cash provided by operating activities	14,183	23,413

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of other fixed assets	(1,852)	(418)
Payments for vessel construction in progress	(33,504)	(35,590)
Net cash used by investing activites	(35,356)	(36,008)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	70,000	490,000
Increase in deferred financing costs	(476)	(1,180)
Payments to acquire and retire common stock	(16,379)	—
Proceeds from the exercise of stock options	5	—
Cash dividends paid	(15,634)	(506,791)
Net cash provided (used) by financing activities	37,516	(17,971)

Effect of exchange rate changes on cash balances	262	—

Net increase (decrease) in cash	16,605	(30,566)
Cash, beginning of the year	44,526	107,460
Cash, end of period	$61,131	$76,894

Supplemental disclosure of cash flow information:

Cash paid during the period for interest (net of amount capitalized)	$6,773	$545

Delivery of vessel from Vessel construction in progress	$63,593	$63,146

 See notes to consolidated financial statements.

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

BASIS OF PRESENTATION — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2007 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

REVENUE AND EXPENSE RECOGNITION- Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains.  At March 31, 2008 and December 31, 2007, the Company has a reserve of approximately $522 and $424, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company has determined that there are no unasserted claims on any of its time charters; accordingly, there is no reserve as of March 31, 2008 and December 31, 2007.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the three months ended March 31, 2008 and 2007, the Company capitalized $119 and $721, respectively, of interest expense.  As of March 31, 2008, the entire balance of this account has been reclassified to Vessels upon delivery in February 2008 of the Company’s final vessel under construction.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

COMPREHENSIVE INCOME- The Company follows SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income, unrealized gains and losses relating to the Company’s interest rate swaps, and foreign currency translation.

DERIVATIVE FINANCIAL INSTRUMENTS-  In addition to interest rate swaps described below, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market and (d) rising interest rates which would increase interest expense on the Company’s outstanding borrowings. Except for its interest rate swap, described below, the Company’s derivative financial instruments do not qualify for hedge accounting for accounting purposes, although the Company considers certain of these derivative financial instruments to be economic hedges against these risks. The Company records the fair value of its derivative financial instruments on its balance sheet as a Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other income (expense) on the statement of operations as applicable.

INTEREST RATE RISK MANAGEMENT-  The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to outstanding borrowings.  These borrowings are subject to a variable borrowing rate. The Company uses forward starting pay-fixed receive-variable interest rate swaps to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of Other comprehensive loss (“OCI”).

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

As of March 31, 2008, the Company is party to pay-fixed interest rate swap agreements that expire between 2010 and 2012 which effectively convert floating rate obligations to fixed rate instruments.  During the three months ended March 31, 2008, the Company recognized a charge to OCI of $5,526.  The aggregate liability in connection with a portion of the Company’s interest rate swaps as of March 31, 2008 and December 31, 2007 was $7,954 and $2,461, respectively, and is presented as Derivative liability on the balance sheet.

SIGNIFICANT CUSTOMERS- For the three months ended March 31, 2008, two customers accounted for 43.6% and 10.9% of revenue.  For the three months ended March 31, 2007, one customer accounted for 23.3% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS- On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 is effective for the Company beginning on January 1, 2008. The Company has no plans to apply SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities- An Amendment

of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

2.             EARNINGS PER COMMON SHARE

 The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2008 and 2007, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007

Basic earnings per share:
Weighted average common shares outstanding, basic	28,977,756	30,794,920

Diluted earnings per share:
Weighted average common shares outstanding	28,977,756	30,794,920
Stock options	1,164	7,400
Restricted stock awards	735,788	810,053

Weighted average common shares outstanding, diluted	29,714,708	31,612,373

3.             CASH FLOW INFORMATION

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $111, $182 and $1,892, respectively, for the three months ended March 31, 2008.  The Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of Other fixed assets and Vessel construction in progress of approximately $181 and $123 for the three months ended March 31, 2007.

4.             VESSEL ACQUISITIONS/ DELIVERIES

During the three months ended March 31, 2007, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $63,146.

During the three months ended March 31, 2008, the Company took delivery of one newly-constructed Suezmax tanker. Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $63,593.

These two vessels are part of the 21 vessels that collateralize the Company’s 2005 Credit Facility (see Note 6).

On May 8, 2008, the Company agreed to acquire two double-hull Aframax vessels built in 2002 for an aggregate purchase price of $137,000.  (See Note 13.)

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2008	December 31, 2007

Accounts payable	$7,601	$9,575
Accrued operating	9,927	8,650
Accrued administrative	4,094	6,156
Total	$21,622	$24,381

6.             LONG-TERM DEBT

Long-term debt as of March 31, 2008 and December 31, 2007 is $635,000 and $565,000, respectively.

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

On February 20, 2007, the Company entered into an agreement to amend the 2005 Credit Facility.  The 2005 Credit Facility, as amended, increased the total commitment of the lenders by $100,000 from $800,000 to $900,000 and permits the Company to pay quarterly cash dividends with respect to fiscal quarters limited to $0.50 per share.

On March 28, 2008, the Company entered into another agreement to amend the 2005 Credit Facility.  This amendment increased the maximum aggregate amount that the Company may expend to pay additional dividends, including stock buy-backs, to the sum of $150,000 plus 50% of the Company’s cumulative net excess cash flow after February 16, 2007 from the $50,000 permitted pursuant to the February 20, 2007 amendment.  Additionally, this amendment authorizes the Company to make investments in entities that are not subsidiaries, provided that (a) no default or event of default has occurred and is continuing or would result following such investment and (b) such investments shall only be made in entities engaged in (i) the businesses that the Company and its subsidiaries are permitted to conduct pursuant to the 2005 Credit Facility and (ii) other maritime related businesses reasonably satisfactory to the facility’s Administrative Agent.

As of March 31, 2008, the Company is in compliance, in all material respects, with all of the financial covenants under its 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50,063 beginning October 26, 2009 and a bullet reduction of $599,625 at the end of year seven. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of March 31, 2008, the Company has outstanding letters of credit aggregating $7,508 which expire between June 2008 and March 2009, leaving $42,492 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of March 31, 2008 and December 31, 2007, $635,000 and $565,000, respectively, of the facility is outstanding. The facility is collateralized by the Company’s 21 double-hull vessels, with a carrying value as of March 31, 2008 of $738,917, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

During the three months ended March 31, 2008 and 2007, the Company paid dividends of $15,634 and $506,791, respectively.  Included in the dividends paid during the three months ended March 31, 2007 is a special dividend of $15 per share of $486,491 which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the three months ended March 31, 2008 ranged from 3.44% to 5.63% on the 2005 Credit Facility.

Based on borrowings as of March 31, 2008, none of the $635,000 outstanding under the 2005 Credit Facility is due until 2012.

Interest Rate Swap Agreements

On March 31, 2008, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $275,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank

The ineffective portion of the hedge resulting in a gain of $32 for the three months ended March 31, 2008 is recorded as a component of Other expense on the statement of operations.

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2008 and 2007 was $79 and $0, respectively.

The Company would have paid approximately $7,954 to settle its outstanding swap agreements based upon their aggregate fair value as of March 31, 2008. This fair value is based upon estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the Company and its counter-parties.

Interest expense under all of the Company’s 2005 Credit Facility and interest rate swaps aggregated $6,826 and $1,357 for the three months ended March 31, 2008 and 2007, respectively.

7.             DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 6), the Company is party to the following derivative financial instruments:

Foreign currency.  As of March 31, 2008, the Company is party to three call options to purchase an aggregate of three million Euros: one million Euros at $1.45 per Euro on April 16, 2008, one million Euros at $1.4525 per Euro on  April 16, 2008 and one million Euros at $1.4422 per Euro on June 9, 2008.  The Company uses these currency options as an economic hedge, but has not designated them as a hedge for accounting purposes.  The Company paid an aggregate of $82 for these options.  As of March 31, 2008, the fair value of these options based on the forward exchange rates on that date resulted in an asset of $385 which is recorded as Derivative asset on the Company’s balance sheet.  The related unrealized gain for the three months ended March 31, 2008 of $267 is classified as Other income (expense) on the statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract will settle on a net basis at the end of each calendar month starting in July 2008 and ending September 2008 based on the average daily closing prices for these commodities for each month.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil is 2,000 MT each month and the prices of each commodity are determined based on the average closing trading prices during each month.  To the extent the spread is less than $11.44/MT, the Company will pay the counterparty; to the extent the spread is greater than $11.44/MT the Company will collect from the counterparty.

As of March 31, 2008, the fair value of these two derivatives based on quoted and historical rates resulted in an asset of $134.   The Company considers both of these contracts to be speculative.  The related unrealized gain and realized gain for the three months ended March 31, 2008 of $134 and $50, respectively, is classified as Other income (expense) on the statement of operations.

Freight rates.  During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index.  The BITR averages rates received in the spot market by cargo type and trade route.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. The Company considers all of these contracts to be speculative.  At March 31, 2008, these freight derivatives had an aggregate notional value of $10,592, which is an aggregate of both long and short positions. The net fair value of $768 at March 31, 2008 of these freight derivatives relating to the Company’s open positions was settled as of March 31, 2008 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $31 relating to the Company’s open positions for the three months ended March 31, 2008.  In addition, the Company incurred a realized loss of $722 with respect to the Company’s closed positions during the three months ended March 31, 2008.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  The Company uses this freight derivative contract as an economic hedge, but has not designated it as a hedge for accounting purposes.  As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income (expense) in each reporting period.

This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of March 31, 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset to the Company of $867.  The Company recorded an unrealized gain of $942 for the three months ended March 31, 2008, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $1,197 for the three months ended March 31, 2008, which is classified as Other income (expense) on the statement of operations.

A summary of derivative assets and liabilities on the Company’s balance sheets is as follows:

	March 31, 2008					December 31, 2007
	Interest Rate Swap	Freight Derivative	Currency Options	Bunker Derivatives	Total	Interest Rate Swap	Freight Derivative	Currency Options	Total

Current asset	$—	$551	$385	$134	$1,070	$—	$—	$21	$21
Noncurrent asset	—	316	—	—	316	—	246	—	246
Current liability	(4,455)	—	—	—	(4,455)	(517)	(322)	—	(839)
Noncurrent liability	(3,499)	—	—	—	(3,499)	(1,944)	—	—	(1,944)
	$(7,954)	$867	$385	$134	$(6,568)	$(2,461)	$(76)	$21	$(2,516)

8.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$61,131	$61,131	$44,526	$44,526
Floating rate debt	635,000	635,000	565,000	565,000
Derivative financial instruments (See Note 7)	(6,568)	(6,568)	(2,516)	(2,516)

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the Company and its counter-parties.  The fair value of the freight derivative was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers.  The fair value of the bunker derivatives is based on quoted and historical rates.   The fair value of the currency options is based on the forward exchange rates.

The Company follows SFAS No. 157, which applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of our financial instruments by the above SFAS 157 pricing levels as of the valuation dates listed:

	March 31, 2008
		Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 2)	(Level 3)
Derivative instruments – asset position	$1,386	$1,320	$66

Derivative instruments – liability position	7,954	7,954	0

The Company’s derivative instruments include pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate.  The LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and therefore are considered level 2 items.  In addition, the Company’s derivative instruments include currency call option contracts based on the Euro, which is observable at commonly quoted intervals for the full term of the contracts and therefore are considered Level 2 items.  Also, the Company’s freight derivative values and one of its bunker derivatives are based on quoted rates on the BITR and are therefore considered level 2 items.  One of the Company’s bunker derivatives has its fair value based on historical values of the commodities stipulated in the contract, and as such, is a Level 3 item.  SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity.  Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

A reconciliation of the instruments based on Level 3 inputs for the three months ended March 31, 2008 is as follows:

Fair value, January 1, 2008	$—

Fair value, March 31, 2008	66

Unrealized gain	66

Realized gain, cash settlements received	50

Total gain, recorded as Other expense	$116

9.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of March 31, 2008.

During the three months ended March 31, 2008 and 2007, the Company incurred fees for legal services aggregating $15 and $58, respectively, to the father of Peter C. Georgiopoulos. None of the balance was outstanding as of March 31, 2008 and December 31, 2007, respectively.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft totaling $94 during the three months ended March 31, 2008 and similar expenses totaling $0 for the three months ended March 31, 2007. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance of $94 and $66 remains outstanding as of March 31, 2008 and December 31, 2007, respectively.   During the three months ended March 31, 2008 and 2007, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $37 and $35, respectively, based on actual time spent by the employee, of which $21 and $61 remains outstanding as of March 31, 2008 and December 31, 2007, respectively.

During the three months ended March 31, 2008 and 2007, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $689 and $402, respectively. At March 31, 2008, $214 remains outstanding. And the balance of $33 was outstanding as of December 31, 2007. During the three months ended March 31, 2008 and 2007, Aegean incurred travel related expenditures for use of the Company aircraft totaling $0 and $98, respectively. As of December 31, 2007 none of the balance remained outstanding.   Peter C. Georgiopoulos, John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), and John Hatab, a member of the Company’s board of directors, are directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the three months ended March 31, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on one occasion and incurred charter fees totaling $19 directly to the third-party charterer. During the three months ended March 31, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $92 directly to the third-party charterer.  As of December 31, 2007 none of the balance remained outstanding.

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

Stock Options

During 2001, 2002, 2003 and 2004, the Company granted to its officers and employees options to purchase 860,000, 143,500, 89,000 and 20,000 shares of common stock, respectively. The exercise prices for these stock options granted in 2001, 2002 and 2004 were $18.00 per share, $6.06 per share and $22.57 per share, respectively.  The exercise prices for stock options granted in 2003 ranged from $8.73 per share to $14.58 per share.  These options generally vest over a four year period.

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

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. During the three months ended March 31, 2008 and 2007, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $3 and $10, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of March 31, 2008, there was $2 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 0.2 years.

The following table summarizes all stock option activity during the three months ended March 31, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2008	7,375	$20.00	$9.74
Granted	—	—	—
Expired	—	—	—
Exercised	—	$—	$—
Forfeited	—	$—	$—
Outstanding, March 31, 2008	7,375	$20.00	$9.74
Exercisable as of March 31, 2008	3,625	$17.34	$8.20

A summary of the activity for nonvested stock option awards during the three months ended March 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding and nonvested, January 1, 2008	3,750	$22.57	$11.22

Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—

Outstanding and nonvested, March 31, 2008	3,750	$22.57	$11.22

The following table summarizes certain information about stock options outstanding as of March 31, 2008 (all of which are expected to vest in accordance with their terms):

	Options Outstanding, March 31, 2008			Options Exercisable, March 31, 2008
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$14.58	2,375	$14.58	5.6	2,375	$14.58
$22.57	5,000	$22.57	6.1	1,250	$22.57

	7,375	$20.00	6.0	3,625	$17.34

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

No restricted stock was granted during the three months ended March 31, 2008 and 2007.

A summary of the activity for restricted stock awards during the three months ended March 31, 2008 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2008	2,408,214	$28.96
Granted	—	—
Vested	(12,236)	37.50
Forfeited	(1,639)	34.93
Outstanding and nonvested, March 31, 2008	2,394,339	$28.91

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of March 31, 2008:

	2008 *	2009	2010	2011	2012	Thereafter	TOTAL
Restricted Stock Grant Date

November 26, 2002	$406	$495	$—	$—	$—	$—	$901
February 9, 2005	971	972	738	738	739	1,384	5,542
April 5, 2005	1,318	1,749	1,749	1,749	1,753	3,497	11,815
December 21, 2005	1,411	1,431	1,101	974	976	2,798	8,691
December 18, 2006	1,420	1,309	909	628	540	2,090	6,896
June 29, 2007	48	—	—	—	—	—	48
December 21, 2007	2,522	2,091	1,451	1,027	728	3,024	10,843
Total by year	$8,096	$8,047	$5,948	$5,116	$4,736	$12,793	$44,736

* Represents the period from April 1- December 31, 2008.

As of March 31, 2008 and December 31, 2007, there was $44,736 and $47,785, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of March 31, 2008, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 3.5 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended March 31, 2008 and 2007 was $2,980 and $2,702, respectively.

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

Through March 31, 2008, the Company repurchased and retired 8,828,813 shares of its common stock for $292,881.  As of March 31, 2008, the Company is permitted under the program to acquire additional shares of its common stock for up to $107,119.

12.          LEGAL PROCEEDINGS

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

The Company has been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain alleged illegal discharges of oily waste between October 2004 and December 2004.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis. During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  The Company has denied any wrongdoing in this matter by it or any of its employees.  On September 26, 2006, the Company received a letter from the U.S. Department of Justice stating that it may seek an indictment against the Company’s General Maritime Management LLC subsidiary in connection with its investigation. Since then, there have been no further communications from the U.S. Department of Justice or any other developments with respect to this matter.  Currently, no charges have been made and no fines or penalties have been levied against the Company.

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through March 31, 2008, the Company has paid $420 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1,000 for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

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

The Company has also been cooperating in an investigation being conducted by the U.S. Coast Guard and the U.S. Department of Justice which the Company believes relates to possible alleged violations of the Act to Prevent Pollution from Ships (33 USC 1908, et. seq.) occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.  During a U.S. Coast Guard Port State Control Inspection conducted on or about November 28, 2007 at Corpus Christi, Texas, U.S. Coast Guard officials took various documents, logs and equipment from the vessel for further review and analysis.  The Company has posted a bond for potential fines or penalties, which may be sought in connection with this matter.  The Company has denied any wrongdoing in this matter by it or any of its employees.  Currently, no charges have been made and no fines or penalties have been levied against the Company.

This matter has been reported to the Company’s protection and indemnity insurance underwriters, and the Company believes that any such liabilities will be covered by its insurance, less a deductible. The Company has not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by the Company is not estimable at this time.

13.          SUBSEQUENT EVENTS

On April 28, 2008, the Company’s Board of Directors declared a $0.50 per share dividend that will be payable on or about May 30, 2008.

On May 8, 2008, the Company entered into an agreement to purchase two double-hull Aframax vessels built in 2002 for an aggregate purchase price of $137,000.  These vessels are expected to be delivered in the third quarter of 2008.  The acquisition is subject to the fulfillment of customary closing conditions.  The Company plans to finance the acquisition through borrowings under the 2005 Credit Facility and cash from operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) changes in trading patterns significantly impacting overall tanker tonnage requirements; (x) changes in the typical seasonal variations in tanker charter rates; (xi) changes in the cost of other modes of oil transportation; (xii) changes in oil transportation technology; (xii) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xiv) changes in general domestic and international political conditions; (xv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvi) changes in the itineraries of the Company’s vessels; (xvii) adverse changes in foreign currency exchange rates affecting our expenses; (xviii) the fulfillment of the closing conditions under the Company’s agreement to acquire two double-hull Aframax vessels from Euronav NV or its affiliates; and other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2007 and our subsequent reports on  Form 8-K. Our ability to pay dividends in any period will depend upon factors including the satisfaction of certain conditions under our secured credit facility, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2008 and 2007. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services and a large mid-sized tanker fleet operator. As of March 31, 2008 our fleet consisted of 21 wholly owned vessels comprised of 10 Aframax vessels and 11 Suezmax tankers, with a total cargo carrying capacity of 2.7 million deadweight tons.

A summary of our vessel acquisitions and dispositions during 2006, 2007 and 2008 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Spartiate	Sold	Suezmax	January 5, 2006
Genmar Macedon	Sold	Suezmax	January 6, 2006
Genmar Zoe	Sold	Suezmax	January 14, 2006
Genmar Gabriel	Sold	Aframax	January 23, 2006
Genmar Endurance	Sold	Aframax	March 12, 2006
Genmar Harriet G	Delivered	Suezmax	March 1, 2006
Genmar Pericles	Sold	Aframax	April 4, 2006
Genmar Spirit	Sold	Aframax	April 4, 2006
Genmar Challenger	Sold	Aframax	April 6, 2006
Genmar Champ	Sold	Aframax	April 18, 2006
Genmar Trust	Sold	Aframax	April 18, 2006
Genmar Trader	Sold	Aframax	May 2, 2006
Genmar Hector	Sold	Aframax	May 19, 2006
Genmar Star	Sold	Aframax	May 30, 2006
Genmar Kara G	Delivered	Suezmax	January 15, 2007
Genmar George T	Delivered	Suezmax	August 28, 2007
Genmar St. Nikolas	Delivered	Suezmax	February 7, 2008

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

We operate the majority of our vessels in the Atlantic, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. We also currently operate vessels in the Black Sea, the Far East and in other regions worldwide, which we believe enables us to take advantage of market opportunities and to position our vessels in anticipation of drydockings.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

INCOME STATEMENT DATA	Three months ended
(Dollars in thousands, except per share data)	March-08	March-07
Voyage revenues	$73,592	$68,223
Voyage expenses	12,625	10,950
Direct vessel expenses	15,076	11,802
General and administrative expenses	11,747	13,669
Depreciation and amortization	13,214	11,866
Loss on disposal of vessel equipment	613	—
Total operating expenses	53,275	48,287
Operating income	20,317	19,936
Net interest expense	6,883	593
Other expense	524	2,678
Net Income	$12,910	$16,665

Basic earnings per share	$0.45	$0.54

Diluted earnings per share	$0.43	$0.53

Weighted average shares outstanding, thousands	28,978	30,795
Diluted average shares outstanding, thousands	29,715	31,612

BALANCE SHEET DATA, at end of period (Dollars in thousands)	March-08	December-07
Cash	$61,131	$44,526
Current assets, including cash	108,095	82,494
Total assets	886,378	835,035
Current liabilities, including current portion of long-term debt	37,162	35,502
Current portion of long-term debt	—	—
Total long-term debt, including current portion	635,000	565,000
Shareholders’ equity	207,205	228,657

OTHER FINANCIAL DATA	Three months ended
(dollars in thousands except average daily results)	March-08	March-07

Net cash provided by operating activities	$14,183	$23,413
Net cash (used) provided by investing activities	(35,356)	(36,008)
Net cash used by financing activities	37,516	(17,971)
Capital expenditures
Vessel sales (purchases), including deposits	(33,504)	(35,590)
Drydocking or capitalized survey or improvement costs	(4,253)	(2,191)
Weighted average long-term debt	586,648	99,000
OTHER DATA
EBITDA (1)	33,007	29,124
FLEET DATA
Total number of vessels at end of period	21	19
Average number of vessels (2)	20.6	18.8
Total voyage days for fleet (3)	1,746	1,633
Total time charter days for fleet	1,262	1,005
Total spot market days for fleet	484	628
Total calendar days for fleet (4)	1,873	1,695
Fleet utilization (5)	93.2%	96.3%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$34,918	$35,072
Direct vessel operating expenses per vessel (7)	8,049	6,963
EBITDA	17,623	17,182

	Three months ended
	March-08	March-07
EBITDA Reconciliation
Net Income	$12,910	$16,665
+ Net interest expense	6,883	593
+ Depreciation and amortization	13,214	11,866
EBITDA	$33,007	$29,124

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months ended March 31, 2008 and 2007 is set forth in the table below.

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%
Direct vessel expenses	24.7%	20.6%
General and administrative expenses	19.3%	23.9%
Depreciation and amortization	21.7%	20.7%
Loss on disposal of vessel equipment	1.0%	0.0%
Operating income	33.3%	34.8%
Net interest expense	-11.3%	-1.0%
Other expense	-0.8%	-4.7%
Net income	21.2%	29.1%

(1)    Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	FOR THE THREE MONTHS
INCOME STATEMENT DATA	ENDED MARCH 31,
(Dollars in thousands)	2008	2007

Voyage revenues	$73,592	$68,223
Voyage expenses	(12,625)	(10,950)
Net voyage revenues	$60,967	$57,273

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

VOYAGE REVENUES—Voyage revenues increased by $5.4 million, or 7.9%, to $73.6 million for the three months ended March 31, 2008 compared to $68.2 million for the prior year period. This increase is primarily due to the 6.9% increase in the number of vessel operating days during the three months ended March 31, 2008 to 1,746 days from 1,633 days in the prior year period, attributable to a increase in the size of our fleet offset by a lower utilization rate during the 2008 period. The average size of our fleet increased to 20.6 (10.0 Aframax, 10.6 Suezmax) vessels during the three months ended March 31, 2008 compared to 18.8 (10.0 Aframax, 8.8 Suezmax) during the prior year period. This increase is attributable to the completion of construction of three Suezmax tankers in January 2007, August 2007 and February 2008 at which time they joined our fleet.

VOYAGE EXPENSES—Voyage expenses increased by $1.6 million, or 15.3%, to $12.6 million for the three months ended March 31, 2008 compared to $11.0 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The increase in voyage expenses during the three months ended March 31, 2008 occurred despite a reduction in the number of days our vessels operated under spot charters, which decreased by 144, or 22.9%, to 484 days (393 days Aframax, 91 days Suezmax) from 628 days (331 days Aframax, 297 days Suezmax) during the prior year period.  Fuel cost increased by $1.4 million, or 21.0%, to $8.2 million during the three months ended March 31, 2008 compared to $6.8 million during the prior year period.  This increase in fuel cost is a result of a 57% increase in fuel cost per spot voyage day during the three months ended March 31, 2008 compared to the prior year period which is the result of higher fuel overall fuel costs.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $1.0 million, or 28.5%, to $2.5 million during the three months ended March 31, 2008 compared to $3.5 million during the prior year period, which is generally consistent with the decrease in number of spot voyage days.  Included in these port costs are Suez Canal transit costs of approximately $0 and $0.5 million for the three months ended March 31, 2008 and 2007, respectively.

NET VOYAGE REVENUES—Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $3.7 million, or 6.4%, to $61.0 million for the three months ended March 31, 2008 compared to $57.3 million for the prior year period.  Substantially all of this increase is attributable to the 6.9% increase in the number of vessel operating days during the three months ended March 31, 2008 to 1,746 days from 1,633 days in the prior year period, attributable to an increase in the size of our fleet partially offset by decreased capacity utilization during the 2008 period. Our average TCE rates decreased to $34,918 during the three months ended March 31, 2008 compared to $35,072 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended March 31,		Increase
	2008	2007	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$11,585	$17,013	$(5,428)	-31.9%
Suezmax	32,367	16,654	15,713	94.3%
Total	43,952	33,667	10,285	30.5%

Spot charter:
Aframax	14,121	13,570	551	4.1%
Suezmax	2,894	10,036	(7,142)	-71.2%
Total	17,015	23,606	(6,591)	-27.9%

TOTAL NET VOYAGE REVENUE	$60,967	$57,273	$3,694	6.4%

Vessel operating days:
Time charter:
Aframax	393	555	(162)	-29.2%
Suezmax	869	450	419	93.1%
Total	1,262	1,005	257	25.6%

Spot charter:
Aframax	393	331	62	18.7%
Suezmax	91	297	(206)	-69.4%
Total	484	628	(144)	-22.9%
TOTAL VESSEL OPERATING DAYS	1,746	1,633	113	6.9%
AVERAGE NUMBER OF VESSELS	20.6	18.8	1.8	9.6%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$29,478	$30,655	$(1,177)	-3.8%
Suezmax	$37,246	$37,010	$236	0.6%
Combined	$34,827	$33,500	$1,327	4.0%

Spot charter:
Aframax	$35,932	$40,996	$(5,064)	-12.4%
Suezmax	$31,802	$33,792	$(1,990)	-5.9%
Combined	$35,155	$37,589	$(2,434)	-6.5%
TOTAL TCE	$34,918	$35,072	$(154)	-0.4%

As of March 31, 2008, 13 of our vessels are on time charters expiring between August 2009 and February 2011, as shown below:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)
Genmar Ajax	Aframax	November 30, 2009	$29,500	(2)
Genmar Argus	Suezmax	November 5, 2009	$38,500
Genmar Defiance	Aframax	December 24, 2009	$29,500
Genmar George T.	Suezmax	August 27, 2010	$39,000
Genmar Harriet G.	Suezmax	April 01, 2010	$38,000
Genmar Hope	Suezmax	August 11, 2009	$36,500
Genmar Horn	Suezmax	November 22, 2009	$38,500
Genmar Kara G.	Suezmax	April 08, 2010	$38,000
Genmar Orion	Suezmax	March 26, 2010	$38,000
Genmar Phoenix	Suezmax	October 31, 2009	$38,500
Genmar Princess	Aframax	October 23, 2009	$27,750
Genmar Spyridon	Suezmax	October 12, 2009	$38,500
Genmar St. Nikolas	Suezmax	February 06, 2011	$39,000

(1)             Before brokers’ commissions.

(2)             Rate will be reduced to $25,000 per day on December 1, 2008.

DIRECT VESSEL EXPENSES—Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $3.3 million, or 27.7%, to $15.1 million for the three months ended March 31, 2008 compared to $11.8 million for the prior year period.  This increase is primarily due to an increase in direct vessel expenses per vessel day during the three months ended March 31, 2008 compared to the prior year period.  On a daily basis, direct vessel expenses per vessel increased by $1,086, or 15.6%, to $8,049 ($8,383 Aframax, $7,734 Suezmax) for the three months ended March 31, 2008 compared to $6,963 ($6,971 Aframax, $6,953 Suezmax) for the prior year period.  This increase is primarily associated with higher repair costs during the three months ended March 31, 2008 associated with significant repairs including fuel consumed during the repair period on two of the Company’s Aframax vessels. In addition, the Company incurred higher crewing costs during the three months ended March 31, 2008 as compared to the prior year period as well as payment during 2008 of a substantially higher portion of crew wages in Euros during the 2008 period as compared to the prior year period.  Also contributing to the increase in overall direct vessel expenses is a 9.6% increase in the average size of our fleet to 20.6 vessels (10.0 Aframax, 10.6 Suezmax) during the three months ended March 31, 2008 compared to 18.8 vessels (10.0 Aframax, 8.8 Suezmax) during the prior year period.

We anticipate that direct vessel expenses will increase during 2008 as compared to 2007 due to the increase in the average size of our fleet during 2008 as compared to 2007 and higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2008 due to higher crew and lubricating oils costs.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses decreased by $2.0 million, or 14.1%, to $11.7 million for the three months ended March 31, 2008 compared to $13.7 million for the prior year period. This decrease primarily reflects the following:

(a) a $2.0 million decrease in financial advisory fees during the three months ended March 31, 2008 compared to the prior year period associated with financial advisory services received during the first quarter of 2007 pursuant to our determination to pay a special dividend;

(b) a $0.5 million increase in compensation cost to our U.S. based personnel, comprised primarily of severance costs and a non-cash increase in restricted stock amortization for our U.S.-based personnel to $0.9 million for the three months ended March 31, 2008, compared to $0.4 million for the prior year period; and

(c) a $0.4 million decrease in costs associated with our operation of our foreign office in London for the three months ended March 31, 2007, inclusive of severance costs.  This office incurred minimal expenses during 2008.

The Company anticipates general and administrative costs for 2008 to be higher than its budgeted amount for 2008 attributable to severance costs incurred during the first and second quarters of 2008.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $1.3 million, or 11.4%, to $13.2 million for the three months ended March 31, 2008 compared to $11.9 million for the prior year period.  Vessel depreciation was $10.1 million during the three months ended March 31, 2008 compared to $8.9 million during the prior year period. This increase is primarily due to the additions to our fleet of the Kara G in January 2007, the George T in August 2007 and the St. Nikolas in February 2008.

Amortization of drydocking was unchanged at $2.5 million for each of the three months ended March 31, 2008 and 2007.

NET INTEREST EXPENSE—Net interest expense increased by $6.3 million, or 1,060%, to $6.9 million for the three months ended March 31, 2008 compared to $0.6 million for the prior year period.   This increase is primarily the result of higher interest expense associated with greater weighted average outstanding debt, which was $586.6 million for the three months ended March 31, 2008 compared to $99.0 million during the prior year period.  This increase also reflects less interest income during the three months ended March 31, 2008 compared to the prior year period attributable to lower cash balances in 2007.

OTHER EXPENSE — Other expense for the three months ended March 31, 2008 of $0.5 million consists of realized losses on our freight derivatives of $1.9 million and unrealized gains on our freight derivatives of $0.9 million, realized gains on our bunker derivatives of $0.1 million and unrealized gains on our bunker derivatives of $0.1 million, and $0.3 million unrealized gain on our foreign currency options.  Other expense for the three months ended March 31, 2007 of $2.7 millions related to our freight derivative, consisting of an unrealized loss of $1.7 million and a realized loss of $1.0 million for the three months ended March 31, 2007.

NET INCOME—Net income was $12.9 million for the three months ended March 31, 2008 compared to net income of $16.7 million for the prior year period.

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

We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to implement our growth plan, dividend policy, and share repurchases. Even after giving effect to the $137 million acquisition of two double-hull Aframax vessels described in Note – 13 Subsequent Events to our financial statements filed with this report, we believe that our current cash balance as well as operating cash flows and available borrowings under our credit facility will be sufficient to meet our liquidity needs for the next year.

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

Quarter ended	Paid date	Amount
		(million)
March 31, 2005	June 13, 2005	$68.4
June 30, 2005	September 7, 2005	$32.5
September 30, 2005	December 13, 2005	$9.5
December 31, 2005	March 17, 2006	$68.0
March 31, 2006	June 5, 2006	$47.7
June 30, 2006	September 8, 2006	$21.7
September 30, 2006	December 14, 2006	$23.0
December 31, 2006	March 23, 2007	$506.8
March 31, 2007	May 31, 2007	$16.4
June 30, 2007	August 31, 2007	$16.4
September 30, 2007	November 30, 2007	$15.9
December 31, 2007	March 28, 2008	$15.6

We also announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year.  On April 28, 2008, our Board of Directors declared a $0.50 per share dividend that will be payable on or about May 30, 2008.

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

Through March 31, 2008, the Company has acquired 8,828,813 shares of its common stock for $292.9 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.  During the three months ended March 31, 2008, we repurchased 711,300 shares of our common stock for $16.4 million (average per share purchase price of $23.03) pursuant to our share repurchase program.

Debt Financings

2005 Credit Facility

On October 26, 2005, we entered into an $800 million revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders.

On February 20, 2007, we entered into an agreement to amend the 2005 Credit Facility.  The 2005 Credit Facility, as amended, increased the total commitment of the lenders by $100 million from $800 million to $900 million and permits us to pay quarterly cash dividends with respect to fiscal quarters limited to $0.50 per share.

On March 28, 2008, we entered into another agreement to amend the 2005 Credit Facility.  This amendment increased the maximum aggregate amount that we may expend to pay additional dividends, including stock buy-backs, to the sum of $150 million plus 50% of our cumulative net excess cash flow after February 20, 2007 from the $50 million permitted pursuant to the February 16, 2007 amendment.  Additionally, this amendment authorizes us to make investments in entities that are not subsidiaries, provided that (a) no default or event of default has occurred and is continuing or would result following such investment and (b) such investments shall only be made in entities engaged in (i) the businesses that the Company and its subsidiaries are permitted to conduct pursuant to the 2005 Credit Facility and (ii) other maritime related businesses reasonably satisfactory to the facility’s Administrative Agent.

As of March 31, 2008, we are in compliance, in all material respects, with all of the financial covenants under our 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50.1 million beginning October 26, 2009 and a bullet reduction of $599.6 million at the end of year seven. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of March 31, 2008, we have outstanding letters of credit aggregating $7.5 million which expire between June 2008 and March 2009, leaving $42.5 million available to be issued. In addition, at March 31, 2008, we are permitted to borrow an additional $257.5 million under our 2005 Credit Facility.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of March 31, 2008 and December 31, 2007, $635 million and $565 million, respectively, of the facility were outstanding. The facility is collateralized by our 21 double-hull vessels, with a carrying value as of March 31, 2008 of $738.9 million, as well as our equity interests in our subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

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

During the three months ended March 31, 2008 and 2007, we paid dividends of $15.6 million and $506.8 million, respectively.  Included in the dividends paid during the three months ended March 31, 2007 is a special dividend of $15 per share of $486.5 million which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the three months ended March 31, 2008 ranged from 3.44% to 5.63% on the 2005 Credit Facility.

Based on borrowings as of March 31, 2008, none of the $635 million outstanding under the 2005 Credit Facility is due until 2012.

Interest expense under all of the Company’s 2005 Credit Facility and Senior Notes aggregated $6.8 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.

Cash and Working Capital

Cash increased to $61.1 million as of March 31, 2008 compared to $44.5 million as of December 31, 2007. Working capital is current assets minus current liabilities. Working capital was $70.9 million as of March 31, 2008 compared to $47.0 million as of December 31, 2007.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 39.4% to $14.2 million for the three months ended March 31, 2008, compared to $23.4 million for the prior year period. Net income was $12.9 million for the three months ended March 31, 2008 compared to $16.7 million for the prior year period.  This decrease is primarily attributable to increases during the three months ended March 31, 2008 in amounts due from charterers, prepaid expenses and other assets; decreases during the three months ended March 31, 2008 in accounts payable and accrued expenses; and greater amounts paid for drydocking during the three months ended March 31, 2008 compared to the prior year period.

Cash Flows from Investing Activities

Net cash used by investing activities was $35.4 million for the three months ended March 31, 2008 compared to $36.0 million of net cash provided by investing activities for the prior year period. During the three months ended March 31, 2008 and 2007, we made payments (principally consisting of progress payments on vessel construction in progress) of $33.5 million and $35.6 million, respectively.  Included in these payments are the final progress payments upon completion of construction of the St. Nikolas K during the three months ended March 31, 2008 and the Kara G during the three months ended March 31, 2007 of $33.4 million and $32.1 million, respectively.  These payments also include capitalized interest of $0.1 million and $0.7 million during the three months ended March 31, 2008 and 2007, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $37.5 million for the three months ended March 31, 2008 compared to $18.0 million net cash used by financing activities for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  During the three months ended March 31, 2008, we borrowed $70.0 million of revolving debt associated with our 2005 Credit Facility; during the three months ended March 31, 2007, we borrowed $490.0 million of revolving debt associated with our 2005 Credit Facility in order to pay a special dividend.

•                  During the three months ended March 31, 2008 and 2007 we paid $0.5 million and $1.2 million, respectively, of deferred financing costs associated with amendments to our 2005 Credit Facility.

•                  During the three months ended March 31, 2008 and 2007 we paid cash dividends to our shareholders of $15.6 million and $506.8 million, respectively.  The dividends for the first quarter of 2007 consisted primarily of a special dividend of $15.00 per share.

•                  During the three months ended March 31, 2008 we paid $16.4 million to acquire and retire 711,300 shares of our common stock.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the three months ended March 31, 2008, we paid $4.3 million of drydock related costs, including $1.9 million relating to a drydock that began in 2007. For the year ending December 31, 2008, we anticipate that we will capitalize costs associated with drydocks on two vessels. We estimate that the expenditures to complete drydocks scheduled during 2008 will aggregate approximately $ 6 million to $ 8 million, of which $2.1 million was incurred during the three months ended March 31, 2008.  In addition, the Company anticipates that it will have 68 offhire days associated with drydocking between April 2008 and December 2008. The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

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

Capital Improvements

For the year ending December 31, 2008, we have budgeted approximately $3.5 million for capital projects relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. During the three months ended March 31, 2008, we capitalized $1.9 million relating to such projects.

Vessel Acquisitions

The last Suezmax vessel of the four Suezmax newbuilding contracts we acquired in June 2004 was delivered to us during February 2008.  During the three months ended March 31, 2008, we paid $33.4 million to the shipyard as the final installment on the construction of the vessel associated with these contracts.

On May 8, 2008, the Company agreed to acquire two double-hull Aframax vessels built in 2002 from Euronav NV or its affiliates for an aggregate purchase price of $137 million.  The Company plans to finance the acquisition through borrowings under its 2005 Credit Facility and cash from operations.  Upon completion of this acquisition, the Company’s fleet will consist of 12 Aframax tankers and 11 Suezmax tankers, with a total carrying capacity of approximately 2.9 million dwt.  In addition, this acquisition will reduce the average age of our Aframax fleet by over one year.

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

The following is a tabular summary of our future contractual obligations as of March 31, 2008 for the categories set forth below (dollars in millions):

	Total	2008 (2)	2009	2010	2011	2012	Thereafter
2005 Credit Facility (1)	$750.7	$19.6	$26.2	$25.7	$24.2	$655.0	$—
Aircraft lease	1.2	1.1	0.1	—	—	—	—
Senior officer employment agreements	2.2	1.5	0.7	—	—	—	—
Office leases	18.2	1.2	1.3	1.3	1.4	1.4	11.6
Total commitments	$772.3	$23.4	$28.3	$27.0	$25.6	$656.4	$11.6

(1)            Future interest payments on our 2005 Credit Facility are based on our current outstanding balance of $635 million using a current 3-month LIBOR rate of 2.75%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)            Denotes the nine month period from April 1, 2008 to December 31, 2008.

Off-Balance-Sheet Arrangements

As of March 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Other Derivative Financial Instruments

Freight rates. As part of our business strategy, we may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. These contracts generally settle based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a may also include a specified bunker price index. The BITR averages rates received in the spot market by cargo type and trade route. The duration of a contract can be one month, one quarter or up to three years with open positions settling on a monthly basis.

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index.  The BITR averages rates received in the spot market by cargo type and trade route.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. The Company considers all of these contracts to be speculative.  At March 31, 2008, these freight derivatives had an aggregate notional value of $10.6 million, which is an aggregate of both long and short positions. The net fair value of $0.8 million at March 31, 2008 of these freight derivatives relating to the Company’s open positions was settled as of March 31, 2008 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $31,000 relating to the Company’s open positions for the three months ended March 31, 2007.  In addition, the Company incurred a realized loss of $0.7 million with respect to the Company’s closed positions during the three months ended March 31, 2008.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter.  This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations as Other income or expense in each reporting period. As of March 31, 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset to the Company of $0.9 million.  The Company recorded an unrealized gain of $0.9 million for the three months ended March 31, 2008, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $1.2 million for the three months ended March 31, 2008, which is classified as Other income (expense) on the statement of operations.

Foreign currency.  As of March 31, 2008, the Company is party to three call options to purchase an aggregate of three million Euros: one million Euros at $1.45 per Euro on April 16, 2008, one million Euros at $1.4525 per Euro on  April 16, 2008 and one million Euros at $1.4422 per Euro on June 9, 2008.  The Company uses these currency options as an economic hedge, but has not designated them as a hedge for accounting purposes.  The Company paid an aggregate of $0.1 million for these options.  As of March 31, 2008, the fair value of these options based on the forward exchange rates on that date resulted in an asset of $0.4 million which is recorded as Derivative asset on the Company’s balance sheet.  The related unrealized gain for the three months ended March 31, 2008 of $0.3 million is classified as Other income (expense) on the statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract will settle on a net basis at the end of each calendar month starting in July 2008 and ending September 2008 based on the average daily closing prices for these commodities for each month.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil is 2,000 MT each month and the prices of each commodity are determined based on the average closing trading prices during each month.  To the extent the spread is less than $11.44/MT, the Company will pay the counterparty; to the extent the spread is greater than $11.44/MT the Company will collect from the counterparty.

As of March 31, 2008, the fair value of these two derivatives based on quoted and historical rates resulted in an asset of $0.1 million.  The Company considers both of these contracts to be speculative.  The related unrealized gain and realized gain for the three months ended March 31, 2008 of $0.1 million and $50,000, respectively, is classified as Other income (expense) on the statement of operations.

Interest rates.  On March 31, 2008, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $275 million, the details of which are as follows (notional amounts in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty

$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank

The ineffective portion of the hedge resulting in a gain of $32,000 for the three months ended March 31, 2008 is recorded as a component of Other expense on the statement of operations.

Related Party Transactions

During the fourth quarter of 2000, the Company loaned $486,000 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of March 31, 2008.

During the three months ended March 31, 2008 and 2007, the Company incurred fees for legal services aggregating $15,000 and $58,000, respectively, to the father of Peter C. Georgiopoulos, of which $0 and $41,000 remains outstanding as of March 31, 2008 and December 31, 2007, respectively.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft totaling $94,000, during the three months ended March 31, 2008 and similar expenses  totaling $0 for the three months ending March 31, 2007.  Peter C. Georgiopoulos is a director of Genco. The balance of $94,000 and $66,000 remains outstanding as of March 31, 2008 and December 31, 2007, respectively.

During the three months ended March 31, 2008 and 2007, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $37,000 and $35,000, respectively, based on actual time spent by the employee, of which $21,000 and $61,000 remains outstanding as of March 31, 2008 and December 31, 2007, respectively.

During the three months ended March 31, 2008 and 2007, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers to the Company’s vessels aggregating $689,000 and $402,000, respectively. At March 31, 2008, the balance of $214,000 remains outstanding. At December 31, 2007 none of this balance  remained outstanding.  During the three months ended March 31, 2008 and 2007 Aegean has incurred travel related expenditures for use of the Company aircraft totaling $0 and $98,000, respectively. At March 31, 2008 and December 31, 2007, none of this balance  remained outstanding.  During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios and John Hatab, a member of the Company’s board of directors, joined the board of directors of Aegean.  In August 2007, the investment vehicle was dissolved and the shares of Aegean held by the investment vehicle were distributed to Messrs. Georgiopoulos and Tavlarios.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the three months ended March 31, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on one occasion and incurred charter fees totaling $19,000 directly to the third-party charterer. During the three months ended March 31, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $92,000 directly to the third-party charterer.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2008, we provided a reserve of approximately 11% for demurrage and certain other claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of March 31, 2008.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At March 31, 2008, we had $635.0 million of floating rate debt with a margin over LIBOR of 0.75% compared to $565.0 million as of December 31, 2007. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of March 31, 2008, we were party to three interest rate swap agreements having an aggregate notional amount of $275.0 million, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.39% to 4.748%.  As of December 31, 2007, we were party to one interest rate swap agreement having a notional amount of $100.0 million, which effectively fixed LIBOR on a like amount of principal at a rate of 4.748%.  If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of March 31, 2008, the fair value of this swap was a liability to us of $8.0 million. A one percent increase in LIBOR would increase interest expense on the portion of our $360.0 million outstanding floating rate indebtedness that is not hedged by approximately $3.6 million per year from March 31, 2008.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the three months ended March 31, 2008, approximately 11% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.2 million for the three months ended March 31, 2008.

As of March 31, 2008, the Company is party to three call options to purchase an aggregate of three million Euros: one million Euros at $1.45 per Euro on April 16, 2008, one million Euros at $1.4525 per Euro on April 16, 2008 and one million Euros at $1.4422 per Euro on June 9, 2008.  A 10% decrease in the value of the Euro from the March 31, 2008 level with respect to the US Dollar would result in an exchange rate lower than the Company’s exercise price of these options causing  them to expire unexercised.

Charter Rate Risk

As part of our business strategy, we have and may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. Our objective would be to hedge and manage market risks as part of our commercial management. During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. The aggregate notional value of this contract is $16.2 million as of March 31, 2008. As of March 31, 2008 and December 31, 2007, the fair market value of the freight derivative contract resulted in an asset (liability) to the Company of $0.9 million and $(0.1) million, respectively, and an  unrealized gain and realized loss of $0.9 million $(1.2) million for the three months ended March 31, 2008, which is reflected on our statement of operations as Other income (expense).  A 10% increase in the forward BITR from the March 31, 2008 levels would result in additional payments to the counterparty of $3.1 million over the period from April 1, 2008 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the March 31, 2008 level would result in additional payments to the counterparty of $1.3 million over the period from April 1, 2008 to June 30, 2009.

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The Company considers all of these contracts to be speculative.  At March 31, 2008, these freight derivatives had an aggregate notional value of $10.6 million, which is an aggregate of both long and short positions. The net fair value of $0.8 million at March 31, 2008 of these freight derivatives was settled as of March 31, 2008 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, which together with the monthly settlements during the first quarter of 2008, resulting in a realized loss of $0.8 million for the three months ended March 31, 2008.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

A 10% increase in the forward BITR from the December 31, 2007 levels on the short positions on the contracts for the VLCC tanker route for 45,000 metric tons would result in additional payments to the counterparty of approximately $0.7 million over the period from April 1, 2008 to December 31, 2008.  A 10% decrease in the forward BITR from the March 31, 2008 levels on the long position on the contract for the Suezmax tanker route for 30,000 metric tons would result in a reduction of payments received from the counterparty of approximately $0.5 million over the period from April 1, 2008 to December 31, 2008.

Bunker Price Risk

During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract will settle on a net basis at the end of each calendar month starting in July 2008 and ending September 2008 based on the average daily closing prices for these commodities for each month.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil is 2,000 MT each month and the prices of each commodity are determined based on the average closing trading prices during each month.  To the extent the spread is less than $11.44/MT, the Company will pay the counterparty; to the extent the spread is greater than $11.44/MT the Company will collect from the counterparty.

As of March 31, 2008, the fair value of these two derivatives based on quoted and historical rates resulted in an asset of $134,000.   The related unrealized gain and realized gain for the three months ended March 31, 2008 of $134,000 and $50,000, respectively, is classified as Other income (expense) on the statement of operations.  A 10% unfavorable change in the spread between the commodities stipulated in our bunker derivative contracts would decrease future cash receipts from the counterparties by $0.2 million.

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

There have been no changes in our internal control over financial reporting or in other factors that could have significantly affected internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

The Company has been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain alleged illegal discharges of oily waste between October 2004 and December 2004.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis. During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  The Company has denied any wrongdoing in this matter by it or any of its employees.  On September 26, 2006, the Company received a letter from the U.S. Department of Justice stating that it may seek an indictment against the Company’s General Maritime Management LLC subsidiary in connection with its investigation.  Since then, there have been no further communications from the U.S. Department of Justice or any other developments with respect to this matter.  Currently, no charges have been made and no fines or penalties have been levied against the Company.

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

The Company has also been cooperating in an investigation being conducted by the U.S. Coast Guard and the U.S. Department of

Justice which we believe relates to possible alleged violations of the Act to Prevent Pollution from Ships (33 USC 1908, et. seq.) occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.  During a U.S. Coast Guard Port State Control Inspection conducted on or about November 28, 2007 at Corpus Christi, Texas, U.S. Coast Guard officials took various documents, logs and equipment from the vessel for further review and analysis.  The Company has posted a bond for potential fines or penalties, which may be sought in connection with this matter.  The Company has denied any wrongdoing in this matter by it or any of its employees.  Currently, no charges have been made and no fines or penalties have been levied against the Company.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  Appearing below is our update of a risk factor in the Form 10-K.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business it or any other significant customer transacts with us could materially and adversely affect our cash flows and profitability.

We derive a significant portion of our voyage revenues from time charters by a our single largest customer, Lukoil Oil Company, or Lukoil.  During the three months ended March 31, 2008 and 2007, Lukoil accounted for 43.6% and 23.3% of our voyage revenues, respectively, and we expect Lukoil to account for a significant portion of our voyage revenues in the future.  Ten of our 14 time charters are with Lukoil.  Our revenues other than Lukoil revenues are also derived from a limited number of customers.  If Lukoil breaches or teminates these time charters or renegotiates or renews them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected.

The risks described in our Annual Report on Form 10-K or listed above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2.                  PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the three months ended March 31, 2008, we repurchased 711,300 shares of our common stock for $16.4 million (average per share purchase price of $23.03) pursuant to our share repurchase program.

				Maximum Dollar
			Total Dollar	Amount that May
	Total Number	Average	Amount as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	Per Share	Plans or Programs	Programs
Jan. 1, 2008 – Jan. 31, 2008	711,300	$23.03	$16,379,244	$107,118,685
Feb. 1, 2005 – Feb. 29, 2008	—	$—	—	107,118,685
Mar. 1, 2008 – Mar. 31, 2008	—	$—	—
Total	711,300	$23.03	$16,379,244	$107,118,685

ITEM 5.  OTHER INFORMATION

On May 8, 2008, the Company agreed to acquire two double-hull Aframax vessels built in 2002 from Euronav NV, or its affiliates, for an aggregate purchase price of $137 million.  For further details, please refer to Note 13 – Subsequent Events to our financial statements filed with this report.

In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission. The certifications provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying this report have not been filed pursuant to the Securities Exchange Act of 1934.

Exhibit	Document (1)
10.1	Fourth Amendment to Credit Agreement, dated March 28, 2008, among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, DnB NOR Bank AG, New York Branch, and HSH Nordbank ASA.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)   Each exhibit is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 12, 2008	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chairman, Chief Executive
Officer, and President

Exhibit Index

Exhibit	Document (1)
10.1	Fourth Amendment to Credit Agreement, dated March 28, 2008, among General Maritime Corporation, Nordea Bank Finland plc, New York Branch, DnB NOR Bank AG, New York Branch, and HSH Nordbank ASA.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)   Each exhibit is filed herewith.