Form 10-Q
period 2008-06-30
GENERAL MARITIME CORP/
filed 2008-08-11
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 8, 2008:

Common Stock, par value $0.01 per share 31,323,758 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$42,709	$44,526
Due from charterers, net	9,951	10,562
Prepaid expenses and other current assets	27,670	27,385
Derivative asset	67	21
Total current assets	80,397	82,494
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $209,601 and $189,989, respectively	728,250	684,019
Vessel deposits	13,708	—
Vessel construction in progress	—	30,329
Other fixed assets, net	11,963	10,084
Deferred drydock costs, net	19,756	20,209
Deferred financing costs, net	4,678	4,724
Derivative asset	4,737	246
Other assets	694	1,685
Goodwill	1,245	1,245
Total noncurrent assets	785,031	752,541
TOTAL ASSETS	$865,428	$835,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,232	$24,381
Deferred voyage revenue	11,455	10,282
Derivative liability	9,119	839
Total current liabilities	40,806	35,502
NONCURRENT LIABILITIES:
Long-term debt	611,000	565,000
Other noncurrent liabilities	3,087	3,932
Derivative liability	858	1,944
Total noncurrent liabilities	614,945	570,876
TOTAL LIABILITIES	655,751	606,378
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 31,331,976 and 32,029,540 shares at June 30, 2008 and December 31, 2007, respectively	314	321
Paid-in capital	207,217	230,748
Retained earnings	—	—
Accumulated other comprehensive income	2,146	(2,412)
Total shareholders’ equity	209,677	228,657
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$865,428	$835,035

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
VOYAGE REVENUES:
Voyage revenues	$80,931	$62,740	$154,523	$130,963
OPERATING EXPENSES:
Voyage expenses	11,660	7,138	24,285	18,088
Direct vessel expenses	15,746	10,783	30,822	22,585
General and administrative	12,608	11,466	24,355	25,135
Depreciation and amortization	13,866	12,678	27,080	24,544
Loss on disposal of vessel equipment	482	165	1,095	165
Total operating expenses	54,362	42,230	107,637	90,517
OPERATING INCOME	26,569	20,510	46,886	40,446
OTHER EXPENSE:
Interest income	223	538	501	1,620
Interest expense	(6,796)	(7,483)	(13,957)	(9,158)
Other expense	(15,036)	(1,785)	(15,560)	(4,463)
Net other expense	(21,609)	(8,730)	(29,016)	(12,001)
Net income	$4,960	$11,780	$17,870	$28,445

Basic earnings per common share	$0.17	$0.38	$0.62	$0.92
Diluted earnings per common share	$0.17	$0.37	$0.60	$0.90

Weighted average shares outstanding:
Basic	28,936,544	30,802,341	28,957,150	30,798,837
Diluted	29,825,578	31,628,070	29,773,766	31,620,450

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance as of January 1, 2008	$321	$230,748	$—	$(2,412)		$228,657

Comprehensive income:
Net income	—	—	17,870		$17,870	17,870
Unrealized derivative loss on cash flow hedge				3,979	3,979	3,979
Unrealized loss on foreign currency translation				579	579	579
Comprehensive income					$22,428
Exercise of stock options	—	49	—			49
Acquisition and retirement of 711,300 shares of common stock	(7)	(16,372)				(16,379)
Cash dividends paid	—	(13,429)	(17,870)			(31,299)
Restricted stock amortization, net of forfeitures	—	6,221	—			6,221
Balance at June 30, 2008 (unaudited)	$314	$207,217	$—	$2,146		$209,677

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$17,870	$28,445
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of vessel equipment	1,095	165
Depreciation and amortization	27,080	24,544
Amortization of deferred financing costs	522	468
Restricted stock amortization	6,221	5,344
Net unrealized loss on derivative financial instruments	6,636	3,150
Changes in assets and liabilities:
Decrease in due from charterers	611	5,428
Decrease (increase) in prepaid expenses and other assets	706	(685)
Decrease in accounts payable and accrued expenses	(4,587)	(4,767)
Increase in deferred voyage revenue	1,173	1,766
Deferred drydock costs incurred	(4,849)	(2,737)
Net cash provided by operating activities	52,478	61,121

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of other fixed assets	(5,379)	(1,288)
Payments for deposits on vessels	(13,708)	—
Payments for vessel construction in progress	(33,692)	(40,960)
Net cash used by investing activites	(52,779)	(42,248)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	76,000	490,000
Repayments on revolving credit facilities	(30,000)	(55,000)
Increase in deferred financing costs	(476)	(1,192)
Payments to acquire and retire common stock	(16,379)	—
Proceeds from the exercise of stock options	49	18
Cash dividends paid	(31,299)	(523,207)
Net cash used by financing activities	(2,105)	(89,381)
Effect of exchange rate changes on cash balances	589	—
Net decrease in cash	(1,817)	(70,508)
Cash, beginning of the year	44,526	107,460
Cash, end of period	$42,709	$36,952

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$12,660	$8,461
Delivery of vessel from Vessel construction in progress	$63,717	$63,146
Restricted stock granted to employees (net of forfeitures)	$318	$306
Restricted stock granted in lieu of cash dividends	$—	$4,620

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

REVENUE AND EXPENSE RECOGNITION- Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains.  At June 30, 2008 and December 31, 2007, the Company has a reserve of approximately $527 and $424, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company has determined that there are no unasserted claims on any of its time charters; accordingly, there is no reserve as of June 30, 2008 and December 31, 2007.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the six months ended June 30, 2008 and 2007, the Company capitalized

$119 and $1,417, respectively, of interest expense.  As of June 30, 2008, the entire balance of this account has been reclassified to Vessels upon delivery in February 2008 of the Company’s final vessel under construction.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

COMPREHENSIVE INCOME- The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 130 Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income, unrealized gains and losses relating to the Company’s interest rate swaps, and foreign currency translation.

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

The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of Other comprehensive income (“OCI”).

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

As of June 30, 2008, the Company is party to pay-fixed interest rate swap agreements that expire between 2010 and 2012 which effectively convert floating rate obligations to fixed rate instruments.  During the six months ended June 30, 2008, the Company recognized a credit to OCI of $3,979.  The aggregate asset (liability) in connection with a portion of the Company’s interest rate swaps as of June 30, 2008 and December 31, 2007 was $1,568 and $(2,461), respectively, and is presented as Derivative asset or liability on the balance sheet.

SIGNIFICANT CUSTOMERS- For the six months ended June 30, 2008, one customer accounted for 42.4% of revenue.  For the six months ended June 30, 2007, one customer accounted for 31.8% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS- On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months and six months ended June 30, 2008 and 2007, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Basic earnings per share:
Weighted average common shares outstanding- basic	28,936,544	30,802,341	28,957,150	30,798,837
Diluted earnings per share:
Weighted average common shares outstanding- basic	28,936,544	30,802,341	28,957,150	30,798,837
Stock options	1,112	5,533	1,138	6,461
Restricted stock awards	887,922	820,196	815,478	815,152
Weighted average common shares outstanding- diluted	29,825,578	31,628,070	29,773,766	31,620,450

3.             CASH FLOW INFORMATION

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $14, $118 and $907, respectively, for the six months ended June 30, 2008.  The Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of Other fixed assets and Vessel construction in progress of approximately $140 and $30 for the six months ended June 30, 2007.

4.             VESSEL ACQUISITIONS/ DELIVERIES

During the six months ended June 30, 2007, the Company took delivery of one newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $63,146.

During the six months ended June 30, 2008, the Company took delivery of one newly-constructed Suezmax tanker. Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $63,717.

These two vessels are part of the 21 vessels that collateralize the Company’s 2005 Credit Facility (see Note 6).

On May 9, 2008, the Company agreed to acquire two double-hull Aframax vessels built in 2002 for an aggregate purchase price of $137,000, of which the Company has made a deposit of $13,700 as of June 30, 2008.  The balance of the purchase price will be due when these vessels are delivered to the Company, which is expected to occur later in 2008.

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2008	2007
Accounts payable	$9,076	$9,575
Accrued operating	5,811	8,650
Accrued administrative	5,345	6,156
Total	$20,232	$24,381

6.             LONG-TERM DEBT

Long-term debt as of June 30, 2008 and December 31, 2007 is $611,000 and $565,000, respectively.

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

As of June 30, 2008, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50,063 beginning October 26, 2009 and a bullet reduction of $599,625 at the end of year seven. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of June 30, 2008, the Company has outstanding letters of credit aggregating $8,008 which expire between October 2008 and March 2009, leaving $41,992 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of June 30, 2008 and December 31, 2007, $611,000 and $565,000, respectively, of the facility is outstanding. The facility is collateralized by the Company’s 21 double-hull vessels, with a carrying value as of June 30, 2008 of $728,250, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA (as defined in the amended Credit Agreement as net income before net interest expense, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business) ratio. If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

During the six months ended June 30, 2008 and 2007, the Company paid dividends of $31,299 and $523,207, respectively.  Included in the dividends paid during the three months ended June 30, 2007 is a special dividend of $15 per share of $486,491 which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the six months ended June 30, 2008 ranged from 3.19% to 5.63% on the 2005 Credit Facility.

Based on borrowings as of June 30, 2008, none of the $611,000 outstanding under the 2005 Credit Facility is due until 2012.

Interest Rate Swap Agreements

On June 30, 2008, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $275,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank

The ineffective portion of the hedge resulting in a gain of $49 for the six months ended June 30, 2008 is recorded as a component of Other expense on the statement of operations.

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2008 and 2007 was $930 and $0, respectively.

The Company would have received approximately $1,568 to settle its outstanding swap agreements based upon their aggregate fair value as of June 30, 2008. This fair value is based upon estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the Company and its counter-parties.

Interest expense under all of the Company’s 2005 Credit Facility and interest rate swaps aggregated $12,337 and $8,505 for the six months ended June 30, 2008 and 2007, respectively.

7.             DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 6), the Company is party to the following derivative financial instruments:

Foreign currency.  During the six months ended June 30, 2008, the Company purchased call options to purchase Euros, none of which contracts are open as of June 30, 2008.  The Company uses these currency options as an economic hedge, but has not designated them as a hedge for accounting purposes.  The Company paid an aggregate of $118 for these options, which is recorded as a realized loss for the six months ended June 30, 2008 which is classified as Other income (expense) on the statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract will settle on a net basis at the end of each calendar month starting in July 2008 and ending September 2008 based on the average daily closing prices for these commodities for each month.  As of June 30, 2008, the fair value of this derivative contract is an asset of $67.  During the six months ended June 30, 2008, the Company recognized an unrealized gain of $67, which is classified as Other income (expense) on the statement of operations.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, the Company was to pay the counterparty; to the extent the spread is greater than $11.44/MT the Company was to collect from the counterparty.  Because this contract expired on June 30, 2008, the fair value of this contract is $0 as of June 30, 2008.  During the six months ended June 30, 2008, the Company recognized a realized gain of $155 which is classified as Other income (expense) on the statement of operations.

Freight rates.  During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index.  The BITR averages rates received in the spot market by cargo type and trade route.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. The Company considers all of these contracts to be speculative.  At June 30, 2008, these freight derivatives had an aggregate notional value of $7,061, which is an aggregate of both long and short positions. The net fair value of $2,867 at June 30, 2008 of these freight derivatives relating to the Company’s open positions was settled as of June 30, 2008 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $2,130 relating to the Company’s open positions for the six months ended June 30, 2008, which is classified as Other income (expense) on the statement of operations.  In addition, the Company incurred a realized loss of $1,776 with respect to the Company’s closed positions during the six months ended June 30, 2008, which is classified as Other income (expense) on the statement of operations.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

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

This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of June 30, 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in a liability to the Company of $6,808.  The Company recorded an unrealized loss of $6,732 for the six months ended June 30, 2008, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $5,075 for the six months ended June 30, 2008, which is classified as Other income (expense) on the statement of operations.

A summary of derivative assets and liabilities on the Company’s balance sheets is as follows:

	June 30, 2008				December 31, 2007
	Interest Rate Swap	Freight Derivative	Bunker Derivatives	Total	Interest Rate Swap	Freight Derivative	Currency Options	Total

Current asset	$—	$—	$67	$67	$—	$—	$21	$21
Noncurrent asset	4,737	—	—	4,737	—	246	—	246
Current liability	(2,311)	(6,808)	—	(9,119)	(517)	(322)	—	(839)
Noncurrent liability	(858)	—	—	(858)	(1,944)	—	—	(1,944)
	$1,568	$(6,808)	$67	$(5,173)	$(2,461)	$(76)	$21	$(2,516)

8.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash	$42,709	$42,709	$44,526	$44,526
Floating rate debt	611,000	611,000	565,000	565,000
Derivative financial instruments (See Note 7)	(5,173)	(5,173)	(2,516)	(2,516)

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the Company and its counter-parties.  The fair value of the freight derivative was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers.  The fair value of the bunker derivatives is based on quoted rates.  The fair value of the currency options is based on the forward exchange rates.

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

The following table summarizes the valuation of our financial instruments by the above SFAS 157 pricing levels as of the valuation dates listed:

	June 30, 2008
		Significant Other
	Total	Observable Inputs (Level 2)
Derivative instruments – asset position	$4,804	$4,804
Derivative instruments – liability position	9,977	9,977

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

A reconciliation of the instruments based on Level 3 inputs for the six months ended June 30, 2008 is as follows:

Fair value, January 1, 2008	$—
Fair value, June 30, 2008	—
Unrealized gain	—
Realized gain, cash settlements received	155
Total gain, recorded as Other expense	$155

9.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of June 30, 2008.

During the six months ended June 30, 2008 and 2007, the Company incurred fees for legal services aggregating $23 and $58, respectively, to the father of Peter C. Georgiopoulos. As of June 30, 2008 and December 31, 2007, $8 and $0, respectively, of this balance was outstanding.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft and other expenses totaling $156 during the six months ended June 30, 2008 and similar expenses totaling $69 for the six months ended June 30, 2007. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $11 and $66 remains outstanding as of June 30, 2008 and December 31, 2007, respectively.

During the six months ended June 30, 2008 and 2007, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $65 and $64, respectively, based on actual time spent by the employee, of which the balance due to Genco of $15 and $61 remains outstanding as of June 30, 2008 and December 31, 2007, respectively.

During the six months ended June 30, 2008 and 2007, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $870 and $402, respectively. At June 30, 2008 and December 31, 2007, $187 and $33, respectively, remains outstanding. During the six months ended June 30, 2008 and 2007, Aegean incurred travel related expenditures for use of the Company aircraft totaling $0 and $98, respectively. As of December 31, 2007, none of the balance remained outstanding.  Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), are directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of GMM, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the six months ended June 30, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on two occasions and incurred charter fees totaling $71 directly to the third-party charterer. During the six months ended June 30, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $111 which were paid directly to the third-party charterer.  As of June 30, 2008 and December 31, 2007, $52 and $0, respectively, of the balance remained outstanding.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments using a modified version of prospective application. Accordingly, prior period amounts have not been restated.

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. During the six months ended June 30, 2008 and 2007, the adoption of SFAS No.  123R resulted in incremental stock-based compensation expense of $5 and $18, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of June 30, 2008, there was no unrecognized compensation cost related to nonvested stock option awards.

The following table summarizes all stock option activity during the six months ended June 30, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding, January 1, 2008	7,375	$20.00	$9.74
Granted	—	—	—
Expired	—	—	—
Exercised	(2,375)	$18.79	$9.04
Forfeited	—	$—	$—
Outstanding, June 30, 2008	5,000	$20.57	$10.07
Exercisable as of June 30, 2008	5,000	$20.57	$10.07

A summary of the activity for nonvested stock option awards during the six months ended June 30, 2008 is as follows:

		Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value
Outstanding and nonvested, January 1, 2008	3,750	$22.57	$11.22
Granted	—	—	—
Vested	(3,750)	22.57	11.22
Forfeited	—	—	—
Outstanding and nonvested, June 30, 2008	—	$22.57	$11.22

The following table summarizes certain information about stock options outstanding as of June 30, 2008 (all of which are expected to vest in accordance with their terms):

	Options Outstanding, June 30, 2008			Options Exercisable, June 30, 2008
			Weighted
Exercise Price	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$14.58	1,250	$14.58	5.4	1,250	$14.58
$22.57	3,750	$22.57	5.9	3,750	$22.57
	5,000	$20.57	5.8	5,000	$20.57

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

On April 5, 2005, the Company granted to the CEO 350,000 shares of restricted common stock, with restrictions on all such shares to lapse on December 31, 2014. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

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

On May 14, 2008, the Company granted a total of 13,000 shares of restricted common stock to the Company’s four independent Directors. Restrictions on the restricted stock will lapse, if at all, on May 14, 2009 or the date of the Company’s 2009 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

The weighted average grant-date fair value of restricted stock granted during the six months ended June 30, 2008 and 2007 is $28.01 per share and $28.69 per share, respectively.

A summary of the activity for restricted stock awards during the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding and nonvested, January 1, 2008	2,408,214	$28.96
Granted	13,000	28.01
Vested	(45,583)	31.53
Forfeited	(1,639)	34.93
Outstanding and nonvested, June 30, 2008	2,373,992	$28.90

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of June 30, 2008:

Restricted Stock Grant Date	2008 *	2009	2010	2011	2012	Thereafter	TOTAL

November 26, 2002	$270	$495	$—	$—	$—	$—	$765
February 9, 2005	617	956	738	738	739	1,384	5,172
April 5, 2005	882	1,749	1,749	1,749	1,753	3,497	11,379
December 21, 2005	914	1,422	1,101	974	976	2,798	8,185
December 18, 2006	902	1,284	899	628	540	2,090	6,343
December 21, 2007	1,578	2,037	1,423	1,015	728	3,024	9,805
May 14, 2008	138	100	—	—	—	—	238
Total by year	$5,301	$8,043	$5,910	$5,104	$4,736	$12,793	$41,887

* Represents the period from July 1- December 31, 2008.

As of June 30, 2008 and December 31, 2007, there was $41,887 and $47,785, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of June 30, 2008, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 3.4 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the six months ended June 30, 2008 and 2007 was $6,216 and $5,326, respectively.

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

Through June 30, 2008, the Company repurchased and retired 8,828,813 shares of its common stock for $292,881.  As of June 30, 2008, the Company is permitted under the program to acquire additional shares of its common stock for up to $107,119.

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

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through June 30, 2008, the Company has paid $420 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1,000 for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. The Company’s subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for an accidental discharge of bunker fuel from the vessel. The Company understands the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

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

The Company has also been cooperating in an investigation being conducted by the U.S. Coast Guard and the U.S. Department of Justice relating to alleged violations of 33 USC 1908 (the Act to Prevent Pollution from Ships) and 18 USC 1001 (which relates to fraud and the making of false statements) occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.  During a U.S. Coast Guard Port State Control Inspection conducted on or about November 28, 2007 at Corpus Christi, Texas, U.S. Coast Guard officials took various documents, logs and equipment from the vessel for further review and analysis.  The Company has posted a bond for potential fines or penalties, which may be sought in connection with this matter.  Currently, no fines or penalties have been levied against the Company.

On June 12, 2008, a grand jury in the Southern District of Texas indicted two vessel officers and General Maritime Management (Portugal) L.D.A., a subsidiary of the Company (“GMM Portugal”), and charged them with violating the Act to Prevent Pollution from Ships and 18 USC 1001.  GMM Portugal was arraigned on the indictment on June 19, 2008.  The Company has denied any wrongdoing in this matter by it or any of its employees.  The trial is scheduled to commence on November 3, 2008.

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  The Company has not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by the Company is not estimable at this time.

13.          SUBSEQUENT EVENTS

On July 28, 2008, the Company’s Board of Directors declared a $0.50 per share dividend that will be payable on or about August 29, 2008.

On August 5, 2008, the Company entered into a definitive Agreement and Plan of Merger and Amalgamation with Arlington Tankers Ltd.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of Galileo Holding Corporation (“New Parent”), a newly-formed subsidiary of us and and Arlington, will merge with and into General Maritime Corporation and that we will continue as the surviving corporation of the merger.  It also provides that Arlington will amalgamate with a wholly owned subsidiary of New Parent, with the resulting amalgamated company continuing as the surviving entity. As a result of these transactions, (i) we and Arlington will each become a wholly-owned subsidiaries of New Parent, which will be renamed “General Maritime Corporation”; and (ii) Arlington’s stockholders will receive 1 share in New Parent for each Arlington share held, and our stockholders will receive 1.34 shares in New Parent for each of our shares held. Upon consummation of these transactions, shareholders of Arlington will hold approximately 27% of the outstanding common stock of New Parent and our shareholders will hold approximately 73% of the outstanding common stock of New Parent. The Merger Agreement is subject to approval by our stockholders and Arlington’s stockholders, required regulatory approvals, and other conditions. The Company expects the transaction to be completed by the end of the fourth quarter of 2008, but cannot be certain that it will be completed during that timeframe, or at all.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) changes in trading patterns significantly impacting overall tanker tonnage requirements; (x) changes in the typical seasonal variations in tanker charter rates; (xi) changes in the cost of other modes of oil transportation; (xii) changes in oil transportation technology; (xii) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xiv) changes in general domestic and international political conditions; (xv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvi) changes in the itineraries of the Company’s vessels; (xvii) adverse changes in foreign currency exchange rates affecting our expenses; (xviii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels; (xix) the ability to obtain the approval of the Arlington Tankers transaction by Arlington Tankers’ and our shareholders; (xx) the ability to obtain governmental approvals of the Arlington Tankers transaction or to satisfy other conditions to the transaction on the proposed terms and timeframe; the ability to realize the expected benefits to the degree, in the amounts or in the timeframe anticipated; (xxi) the ability to integrate Arlington Tankers’ businesses with ours in a timely and cost-efficient manner; and other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2007 and our subsequent reports on Form 10-Q and Form 8-K. Our ability to pay dividends in any period will depend upon factors including the satisfaction of certain conditions under our secured credit facility, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.  We do not undertake to update any forward-looking statements as a result of developments occurring after the date of this document.

The following is a discussion of our financial condition and results of operations for the six months ended June 30, 2008 and 2007. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services and a large mid-sized tanker fleet operator. As of June 30, 2008 our fleet consisted of 21 wholly owned vessels comprised of 10 Aframax vessels and 11 Suezmax tankers, with a total cargo carrying capacity of 2.7 million deadweight tons.

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

During February 2007, we decided to close our office in London, England, operated by General Maritime Management (UK) LLC, which provides commercial management services for our vessels, due to the large increase in the percentage of our fleet that is on long-term time charter.  This office ceased its commercial management activities during March 2007.  The cost of closing this office, which we classified as a component of general and administrative expense in March 2007, was approximately $0.2 million, and was substantially attributable to employee severance costs.  All of these costs resulted in cash expenditures.  We closed this office during 2008.

On August 5, 2008, we entered into a definitive Agreement and Plan of Merger and Amalgamation with Arlington Tankers Ltd. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of Galileo Holding Corporation (“New Parent”), a newly-formed subsidiary of us and and Arlington, will merge with and into General Maritime Corporation and that we will continue as the surviving corporation of the merger.  It also provides that Arlington will amalgamate with a wholly owned subsidiary of New Parent, with the resulting amalgamated company continuing as the surviving entity. As a result of these transactions, (i) we and Arlington will each become a wholly-owned subsidiaries of New Parent, which will be renamed “General Maritime Corporation”; and (ii) Arlington’s stockholders will receive 1 share in New Parent for each Arlington share held, and our stockholders will receive 1.34 shares in New Parent for each of our shares held. Upon consummation of these transactions, shareholders of Arlington will hold approximately 27% of the outstanding common stock of New Parent and our shareholders will hold approximately 73% of the outstanding common stock of New Parent. The Merger Agreement is subject to approval by our stockholders and Arlington’s stockholders, required regulatory approvals, and other conditions. We expect the transaction to be completed by the end of the fourth quarter of 2008, but cannot be certain that it will be completed during that timeframe, or at all.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

INCOME STATEMENT DATA	Three months ended		Six months ended
(Dollars in thousands, except per share data)	June-08	June-07	June-08	June-07
Voyage revenues	$80,931	$62,740	$154,523	$130,963
Voyage expenses	11,660	7,138	24,285	18,088
Direct vessel expenses	15,746	10,783	30,822	22,585
General and administrative expenses	12,608	11,466	24,355	25,135
Depreciation and amortization	13,866	12,678	27,080	24,544
Loss or (gain) on sale of vessels / equipment	482	165	1,095	165
Operating income	26,569	20,510	46,886	40,446
Net interest expense	6,573	6,945	13,456	7,538
Other expense	15,036	1,785	15,560	4,463
Net other expense	21,609	8,730	29,016	12,001
Net Income	$4,960	$11,780	$17,870	$28,445
Basic earnings per share	$0.17	$0.38	$0.62	$0.92
Diluted earnings per share	$0.17	$0.37	$0.60	$0.90
Weighted average shares outstanding, thousands	28,937	30,802	28,957	30,799
Diluted average shares outstanding, thousands	29,826	31,628	29,774	31,620

BALANCE SHEET DATA, at end of period (Dollars in thousands)			June-08	December-07
Cash			$42,709	$44,526
Current assets, including cash			80,397	82,494
Total assets			865,428	835,035
Current liabilities			40,806	35,502
Total long-term debt			611,000	565,000
Shareholders’ equity			209,677	228,657

OTHER FINANCIAL DATA	Three months ended		Six months ended
(dollars in thousands)	June-08	June-07	June-08	June-07
EBITDA (1)	$25,399	$31,403	$58,406	$60,527
Net cash provided by operating activities	38,295	37,740	52,478	61,121
Net cash (used) by investing activities	(17,423)	(5,370)	(52,779)	(42,248)
Net cash used by financing activities	(39,621)	(71,442)	(2,105)	(89,381)
Capital expenditures
Vessel purchases, including deposits	(13,896)	(5,370)	(47,400)	(40,960)
Drydocking or capitalized survey or improvement costs	(596)	(546)	(4,849)	(2,737)
Weighted average long-term debt	617,066	495,439	601,857	298,315
FLEET DATA
Total number of vessels at end of period	21	19	21	19
Average number of vessels (2)	21.00	19.00	20.8	18.9
Total voyage days for fleet (3)	1,853	1,648	3,599	3,281
Total time charter days for fleet	1,397	1,212	2,659	2,217
Total spot market days for fleet	456	436	940	1,064
Total calendar days for fleet (4)	1,911	1,729	3,784	3,424
Fleet utilization (5)	97.0%	95.3%	95.1%	95.8%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$37,384	$33,739	$36,187	$34,403
Direct vessel operating expenses per vessel (7)	8,240	6,237	8,145	6,596

	Three months ended		Six months ended
	June-08	June-07	June-08	June-07
EBITDA Reconciliation
Net Income	$4,960	$11,780	$17,870	$28,445
+ Net interest expense	6,573	6,945	13,456	7,538
+ Depreciation and amortization	13,866	12,678	27,080	24,544
EBITDA	$25,399	$31,403	$58,406	$60,527

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and six months ended June 30, 2008 and 2007 is set forth in the table below.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	22.8%	19.4%	23.7%	20.0%
General and administrative expenses	18.2%	20.6%	18.7%	22.3%
Depreciation and amortization	20.0%	22.8%	20.8%	21.7%
Loss on disposal of vessel equipment	0.7%	0.3%	0.8%	0.1%
Operating income	38.3%	36.9%	36.0%	35.8%
Net interest expense	-9.5%	-12.5%	-10.3%	-6.7%
Other expense	-21.7%	-3.2%	-12.0%	-3.9%
Net income	7.1%	21.2%	13.7%	25.2%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(Dollars in thousands, except share data)	2008	2007	2008	2007

Voyage revenues	$80,931	$62,740	$154,523	$130,963
Voyage expenses	(11,660)	(7,138)	(24,285)	(18,088)
Net voyage revenues	$69,271	$55,602	$130,238	$112,875

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

VOYAGE REVENUES- Voyage revenues increased by $18.2 million, or 29.0%, to $80.9 million for the three months ended June 30, 2008 compared to $62.7 million for the prior year period.  This increase is primarily due to higher rates attained on our vessels operating in the spot market during the 2008 period.  This increase is also due to the 12.4% increase in the number of vessel operating days during the three months ended June 30, 2008 to 1,853 days from 1,648 days in the prior year period, attributable to a increase in the size of our fleet as well as a higher utilization rate during the 2008 period. The average size of our fleet increased to 21.0 vessels (or 10.0 for our Aframax vessels and 11.0 for our Suezmax vessels) during the three months ended June 30, 2008 compared to 19.0 (or 10.0 for our Aframax vessels and 9.0 for our Suezmax vessels) during the prior year period.  This increase is attributable to the completion of construction of two Suezmax tankers in August 2007 and February 2008 at which time they joined our fleet.

VOYAGE EXPENSES- Voyage expenses increased $4.5 million, or 63.4%, to $11.6 million for the three months ended June 30, 2008 compared to $7.1 million for the prior year period. This increase in voyage expenses is primarily attributable to higher fuel costs incurred during the 2008 period.  Fuel costs increased by 58% per spot voyage day during the three months ended June 30, 2008 compared to the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the three months ended June 30, 2008, the number of days our vessels operated under spot charters increased by 4.6% to 456 days (or 370 days for our Aframax vessels and 86 days for our Suezmax vessels) from 436 days (343 days Aframax, 93 days Suezmax) during the prior year period.  Voyage expenses are expected to increase during 2008 as compared to 2007 due to increases in fuel costs during 2008 as compared to 2007.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $13.7 million, or 24.6%, to $69.3 million for the three months ended June 30, 2008 compared to $55.6 million for the prior year period.  Approximately $6.7 million of this increase is the result of a 12.4% increase in vessel operating days during the three months ended June 30, 2008 compared to the prior year period.  The remaining $6.0 million is the result of a 10.8% increase in our average TCE rates to $37,384 during the three months ended June 30, 2008 compared to $33,739 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended June 30,		Increase
	2008	2007	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$16,499	$15,129	$1,370	9.1%
Suezmax	33,788	26,104	7,684	29.4%
Total	50,287	41,233	9,054	22.0%

Spot charter:
Aframax	15,656	10,731	4,925	45.9%
Suezmax	3,328	3,638	(310)	-8.5%
Total	18,984	14,369	4,615	32.1%

TOTAL NET VOYAGE REVENUE	$69,271	$55,602	$13,669	24.6%

Vessel operating days:
Time charter:
Aframax	491	509	(18)	-3.5%
Suezmax	906	703	203	28.9%
Total	1,397	1,212	185	15.3%

Spot charter:
Aframax	370	343	27	7.9%
Suezmax	86	93	(7)	-7.5%
Total	456	436	20	4.6%
TOTAL VESSEL OPERATING DAYS	1,853	1,648	205	12.4%
AVERAGE NUMBER OF VESSELS	21.0	19.0	2.0	10.5%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$33,602	$29,722	$3,880	13.1%
Suezmax	$37,296	$37,133	$162	0.4%
Combined	$35,997	$34,021	$1,978	5.8%

Spot charter:
Aframax	$42,313	$31,285	$11,028	35.2%
Suezmax	$38,698	$39,118	$(421)	-1.1%
Combined	$41,633	$32,957	$8,675	26.3%
TOTAL TCE	$37,384	$33,739	$3,644	10.8%

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $4.9 million, or 46.0%, to $15.7 million for the three months ended June 30, 2008 compared to $10.8 million for the prior year period. This increase is primarily due to an increase in direct vessel expenses per vessel day during the three months ended June 30, 2008 compared to the prior year period.  On a daily basis, direct vessel expenses per vessel increased by $2,003, or 32.1%, to $8,240 (or $7,830 for our Aframax vessels and, $8,613 for our Suezmax vessels) for the three months ended June 30, 2008 compared to $6,237 (or $6,268 for our Aframax vessels and $6,203 for our Suezmax vessels) for the prior year period.  The Company incurred crewing costs which were approximately $2.1 million higher during the three months ended June 30, 2008 as compared to the prior year period which reflects higher crew wages in 2008 due in part to exchange rates and a substantially higher portion of crew wages paid in Euros during the 2008 period as compared to the prior year period.  This increase is also associated with repair costs which were approximately $0.7 million higher during the three months ended June 30, 2008 relating to significant repairs including fuel consumed during the repair period on one of the Company’s Aframax vessels. Lubricating costs were also approximately $0.7 million higher during the three months ended June 30, 2008 as compared to the prior year period associated with higher petroleum costs.  In addition, the Company recognized an expense of $1.3 million during the 2008 period relating to a general average claim associated with a Suezmax vessel. Also contributing to the increase in overall direct vessel expenses is a 10.5% increase in the average size of our fleet to 21.0 vessels (10.0 Aframax, 11.0 Suezmax) during the three months ended June 30, 2008 compared to 19.0 vessels (10.0 Aframax, 9.0 Suezmax) during the prior year period.

We anticipate that direct vessel expenses will increase during 2008 as compared to 2007 due to the increase in the average size of our fleet during 2008 as compared to 2007 and higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2008 due to higher crew and lubricating oils costs.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses increased by $1.2 million, or 10.0%, to $12.6 million for the three months ended June 30, 2008 compared to $11.4 million for the prior year period.  This increase is primarily attributable to a $0.8 million increase in severance costs for the three months ended June 30, 2008 compared to the prior year period and a $0.4 million increase in restricted stock amortization (excluding amounts associated with accelerated vesting of restricted shares associated with severance arrangements) associated with amortization of restricted stock awards granted in December 2007 and May 2008.

The Company anticipates general and administrative costs for 2008 will reflect an increase attributable to severance costs incurred during the first and second quarters of 2008.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels and equipment as well as amortization of drydocking and special survey costs, increased by $1.2 million, or 9.4%, to $13.9 million for the three months ended June 30, 2008 compared to $12.7 million for the prior year period. Vessel depreciation was $10.3 million during the three months ended June 30, 2008 compared to $9.1 million during the prior year period.  This increase is primarily due to depreciation of the Genmar George T and the Genmar St. Nikolas which joined our fleet in August 2007 and February 2008, respectively.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT—During the three months ended June 30, 2008 and 2007, we incurred losses associated with the disposal of certain vessel equipment of $0.5 million and $0.2 million, respectively.

NET INTEREST EXPENSE- Net interest expense for the three months ended June 30, 2008 was $6.6 million compared to $6.9 million for the prior year period.  This decrease is attributable to the lower interest rates during the three months ended June 30, 2008 on the Company’s floating rate indebtedness as compared to the prior year period, partially offset by greater outstanding indebtedness during the three months ended June 30, 2008 compared to the prior year period.

OTHER EXPENSE — Other expense for the three months ended June 30, 2008 of $15.0 million consists of realized losses on our freight derivatives of $7.0 million and unrealized losses on our freight derivatives of $7.7 million; realized gains on our bunker derivatives of $0.1 million and unrealized losses on our bunker derivatives of $0.1 million, and $0.4 million unrealized loss on our foreign currency options.  Other expense for the three months ended June 30, 2007 of $1.8 million related to our freight derivative, consisting of an unrealized loss of $1.5 million and a realized loss of $0.3 million.

NET INCOME- Net income was $5.0 million for the three months ended June 30, 2008 compared to net income of $11.8 million for the prior year period.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

VOYAGE REVENUES-Voyage revenues increased by $23.5 million, or 18.0%, to $154.5 million for the six months ended June 30, 2008 compared to $131.0 million for the prior year period.  This increase is primarily due to a greater number of vessel operating days during the 2008 period as well as higher rates attained on our vessels operating in the spot market during the 2008 period.  There was a 9.7% increase in the number of vessel operating days during the six months ended June 30, 2008 to 3,599 days from 3,281 days in the prior year period, attributable to an increase in the size of our fleet. The average size of our fleet increased to 20.8 vessels (or 10.0 for our Aframax vessels and 10.8 for our Suezmax vessles) during the six months ended June 30, 2008 compared to 18.9 ( or 10.0 for our Aframax vessels and 8.9 for our Suezmax vessels) during the prior year period.  This increase is attributable to the completion of construction of three Suezmax tankers in January 2007, August 2007 and February 2008 at which time they joined our fleet.

VOYAGE EXPENSES-Voyage expenses increased $6.2 million, or 34.3%, to $24.3 million for the six months ended June 30, 2008 compared to $18.1 million for the prior year period. This increase in voyage expenses is primarily attributable to higher fuel costs incurred during the 2008 period.  Fuel costs increased by 57% per spot voyage day during the six months ended June 30, 2008 compared to the prior year period. This increase occurred despite a decrease in spot voyage days, which during the six months ended June 30, 2008, the number of days our vessels operated under spot charters decreased by 11.7% to 940 days (763 days Aframax, 177 days Suezmax) from 1,064 days (674 days Aframax, 390 days Suezmax) during the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $17.3 million, or 15.4%, to $130.2 million for the six months ended June 30, 2008 compared to $112.9 million for the prior year period. Approximately $11.5 million of this increase is the result of a 9.7% increase in vessel operating days during the six months ended June 30, 2008 compared to the prior year period.  The remaining $5.8 million is the result of a 5.2% increase in our average TCE rates to $36,187 during the six months ended June 30, 2008 compared to $34,403 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Six months ended June 30,		Increase	%
	2008	2007	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$28,077	$32,142	$(4,065)	-12.6%
Suezmax	66,161	42,749	23,412	0.0%
Total	94,238	74,891	19,347	25.8%

Spot charter:
Aframax	29,801	24,301	5,500	22.6%
Suezmax	6,199	13,683	(7,484)	-54.7%
Total	36,000	37,984	(1,984)	-5.2%

TOTAL NET VOYAGE REVENUE	$130,238	$112,875	$17,363	15.4%

Vessel operating days:
Time charter:
Aframax	884	1,064	(180)	-16.9%
Suezmax	1,775	1,153	622	0.0%
Total	2,659	2,217	442	19.9%

Spot charter:
Aframax	763	674	89	13.2%
Suezmax	177	390	(213)	-54.6%
Total	940	1,064	(124)	-11.7%
TOTAL VESSEL OPERATING DAYS	3,599	3,281	318	9.7%
AVERAGE NUMBER OF VESSELS	20.8	18.9	1.9	10.1%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$31,761	$30,209	$1,553	5.1%
Suezmax	$37,274	$37,076	n/m	n/m
Combined	$35,441	$33,780	$1,660	4.9%

Spot charter:
Aframax	$39,057	$36,054	$3,003	8.3%
Suezmax	$35,023	$35,085	$(62)	-0.2%
Combined	$38,298	$35,699	$2,599	7.3%
TOTAL TCE	$36,187	$34,403	$1,786	5.2%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $8.2 million, or 36.5%, to $30.8 million for the six months ended June 30, 2008 compared to $22.6 million for the prior year period.  This increase is primarily due to an increase in direct vessel expenses per vessel day during the six months ended June 30, 2008 compared to the prior year period.  On a daily basis, direct vessel expenses per vessel increased by $1,549, or 23.5%, to $8,145 (or $8,106 for our Aframax vessels and $8,182 for our Suezmax vessels) for the six months ended June 30, 2008 compared to $6,596 (or $6,618 for our Aframax vessels and $6,572 for our Suezmax vessels) for the prior year period.  The Company incurred higher crewing costs during the six months ended June 30, 2008 as compared to the prior year period which reflects crew wages which were approximately $3.2 million higher in 2008 due in part to exchange rates and a substantially higher portion of crew wages paid in Euros during the 2008 period as compared to the prior year period. This increase is also associated with repair costs which were approximately $2.3 million higher during the six months ended June 30, 2008 associated with significant repairs including fuel consumed during the repair period on three of the Company’s Aframax vessels. Lubricating costs were also approximately $0.8 million higher during the six months ended June 30, 2008 as compared to the prior year period associated with higher petroleum costs.  In addition, the Company recognized an expense of $1.3 million during the 2008 period relating to a general average claim associated with a Suezmax vessel.  Also contributing to the increase in overall direct vessel expenses is a 10.1% increase in the average size of our fleet to 20.8 vessels (10.0 Aframax, 10.8 Suezmax) during the six months ended June 30, 2008 compared to 18.9 vessels (10.0 Aframax, 8.9 Suezmax) during the prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses decreased by $0.8 million, or 3.0%, to $24.4 million for the six months ended June 30, 2008 compared to $25.1 million for the prior year period. This decrease reflects the following:

(a) a $2.6 million decrease in professional fees during the six months ended June 30, 2008 compared to the prior year period principally due to a $2.0 million fee for financial advisory services received during the six months ended June 30, 2007 in connection with our determination to pay a special dividend; and

(b) a $1.2 million increase in severance costs for the six months ended June 30, 2008 compared to the prior year period.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which include depreciation of vessels and equipment as well as amortization of drydocking and special survey costs, increased by $2.6 million, or 10.3%, to $27.1 million for the six months ended June 30, 2008 compared to $24.5 million for the prior year period. Vessel depreciation increased by $2.3 million to $20.3 million during the six months ended June 30, 2008 compared to $18.0 million during the prior year period.  This increase is primarily due to the additions to our fleet of the Genmar Kara G in January 2007, the Genmar George T in August 2007 and the Genmar St. Nikolas in February 2008.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT— During the six months ended June 30, 2008 and 2007 we incurred losses associated with the disposal of certain vessel equipment of $1.1 million and $0.2 million, respectively.

NET INTEREST EXPENSE-Net interest expense increased by $5.9 million to $13.4 million for the six months ended June 30, 2008 compared to $7.5 million for the prior year period.  This increase is primarily the result of higher interest expense associated with greater weighted average outstanding debt, which was $601.9 million for the six months ended June 30, 2008 compared to $298.3 million during the prior year period.  This increase in interest expense is partially mitigated by lower floating interest rates during the 2008 period.  This increase also reflects less interest income during the six months ended June 30, 2008 compared to the prior year period attributable to lower cash balances in 2008.

OTHER EXPENSE — Other expense for the six months ended June 30, 2008 of $15.6 million consists of realized losses on our freight derivatives of $9.0 million and unrealized losses on our freight derivatives of $6.7 million; realized gains on our bunker derivatives of $0.2 million; and $0.1 million realized loss on our foreign currency options.  Other expense for the six months ended June 30, 2007 of $4.5 million related to our freight derivative, consisting of an unrealized loss of $3.2 million and a realized loss of $1.3 million for the six months ended June 30, 2007.

NET INCOME-Net income was $17.9 million for the six months ended June 30, 2008 compared to net income of $28.4 million for the prior year period.

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

We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to implement our growth plan, dividend policy, and share repurchases. Even after giving effect to the $137 million acquisition of two double-hull Aframax vessels described in Note – 4 Vessel Acquisitions/Deliveries to our financial statements filed with this report, we believe that our current cash balance as well as operating cash flows and available borrowings under our credit facility will be sufficient to meet our liquidity needs for the next year.

We have received preliminary approvals from our banks to continue our 2005 Credit Facility following completion of our Agreement and Plan of Merger and Amalgamation with Arlington Tankers Ltd.  Continuation of the facility will be subject to the completion of definitive documentation.  We expect to fund any other obligations in connection with the Arlington transaction with cash from operations, borrowings under our 2005 Credit Facility and borrowings secured by Arlington’s vessels.

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

Quarter ended	Paid date	Per share amount		Amount
				(milliom)
March 31, 2005	June 13, 2005	$1.77		$68.4
June 30, 2005	September 7, 2005	$0.84		$32.5
September 30, 2005	December 13, 2005	$0.25		$9.5

	dividends declared and paid- 2005	$2.86

December 31, 2005	March 17, 2006	$2.00		$68.0
March 31, 2006	June 5, 2006	$1.43		$47.7
June 30, 2006	September 8, 2006	$0.66		$21.7
September 30, 2006	December 14, 2006	$0.71		$23.0
	dividends declared and paid- 2006	$4.80

December 31, 2006	March 23, 2007	$0.62		$20.3
December 31, 2006	March 23, 2007	$15.00	(1)	$486.5
March 31, 2007	May 31, 2007	$0.50		$16.4
June 30, 2007	August 31, 2007	$0.50		$16.4
September 30, 2007	November 30, 2007	$0.50		$15.9
	dividends declared and paid- 2007	$17.12

December 31, 2007	March 28, 2008	$0.50		$15.6
March 31, 2008	May 30, 2008	$0.50		$15.7

	dividends declared and paid- 2008	$1.00

(1) Denotes a special dividend.

We also announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year.  On July 28, 2008, our Board of Directors declared a $0.50 per share dividend that will be payable on or about August 29, 2008.

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

Through June 30, 2008, the Company has acquired 8,828,813 shares of its common stock for $292.9 million using borrowings under its credit facility and funds from operations. All of these shares have been retired.  During the six months ended June 30, 2008, we repurchased 711,300 shares of our common stock for $16.4 million (average per share purchase price of $23.03) pursuant to our share repurchase program.

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

As of June 30, 2008, we are in compliance with all of the financial covenants under our 2005 Credit Facility, as amended.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50.1 million beginning October 26, 2009 and a bullet reduction of $599.6 million at the end of year seven. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of June 30, 2008, we have outstanding letters of credit aggregating $8.0 million which expire between June 2008 and March 2009, leaving $42.0 million available to be issued. At June 30, 2008, we have an undrawn balance of $281.0 million under our 2005 Credit Facility.  However, given our cash and outstanding indebtedness as of June 30, 2008 and our EBITDA (as defined in the amended Credit Agreement as net income before net interest expense, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business; this definition differs from the one used by management as set forth in ITEM 2) for the 12 months ended June 30, 2008, we are prohibited under the EBITDA covenant (see below) from borrowing more than $127.7 million.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of June 30, 2008 and December 31, 2007, $611 million and $565 million, respectively, of the facility were outstanding. The facility is collateralized by our 21 double-hull vessels, with a carrying value as of June 30, 2008 of $728.3 million, as well as our equity interests in our subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, amend our governing documents or documents related to our Senior Notes, and merge, consolidate, or dispose of assets. We are also required to comply with various ongoing financial covenants, including with respect to our minimum cash balance collateral maintenance, and net debt to EBITDA (as defined in the amended Credit Agreement as net income before net interest expense, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business; this definition differs from the one used by management as set forth in ITEM 2) ratio.  If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

During the six months ended June 30, 2008 and 2007, we paid dividends of $31.3 million and $523.2 million, respectively.  Included in the dividends paid during the six months ended June 30, 2007 is a special dividend of $15 per share of $486.5 million which was permitted under the February 2007 amendment to the 2005 Credit Facility.

Interest rates during the six months ended June 30, 2008 ranged from 3.19% to 5.63% on the 2005 Credit Facility.

Based on borrowings as of June 30, 2008, none of the $611 million outstanding under the 2005 Credit Facility is due until 2012.

Interest expense under all of the Company’s 2005 Credit Facility and Senior Notes aggregated $12.3 million and $8.5 million for the six months ended June 30, 2008 and 2007, respectively. We have received preliminary approvals from our banks to continue our 2005 Credit Facility following completion of our Agreement and Plan of Merger and Amalgamation with Arlington Tankers Ltd.  Continuation of the facility is expected to be subject to the completion of definitive documentation, revision of applicable covenants and an increase in our borrowing rate of 100 basis points.

Cash and Working Capital

Cash decreased to $42.7 million as of June 30, 2008 compared to $44.5 million as of December 31, 2007. Working capital is current assets minus current liabilities. Working capital was $39.6 million as of June 30, 2008 compared to $47.0 million as of December 31, 2007.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 14.1% to $52.5 million for the six months ended June 30, 2008, compared to $61.1 million for the prior year period. This decrease is primarily attributable to decreases in net income before depreciation and amortization for the six months ended June 30, 2008 compared to the prior year period.  Net income was $17.9 million for the six months ended June 30, 2008 compared to $28.4 million for the prior year period.  Depreciation and amortization was $27.1 million during the six months ended June 30, 2008 compared to $24.5 million during the prior year period.

Cash Flows from Investing Activities

Net cash used by investing activities was $52.8 million for the six months ended June 30, 2008 compared to $42.2 million of net cash provided by investing activities for the prior year period.  The change in cash used by investing activities relates to the following:

•                  During the six months ended June 30, 2008 we made payments of $13.7 million associated with a 10% deposit on two Aframax tankers we expect to acquire later in 2008.

•                  During the six months ended June 30, 2008, we made payments related to vessel construction in progress of $33.7 million (including $0.1 million of capitalized interest).  During the six months ended June 30, 2007, we made payments related to vessel construction in progress of $41.0 million (including $1.4 million of capitalized interest).

•                  During the six months ended June 30, 2008 and 2007, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $5.4 million and $1.3 million, respectively.

Cash Flows from Financing Activities

Net cash used by financing activities was $2.1 million for the six months ended June 30, 2008 compared to $89.4 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  During the six months ended June 30, 2008 and 2007 we borrowed a net amount of $46.0 million and $435.0 million, respectively, of revolving debt associated with our 2005 Credit Facility.

•                  During the six months ended June 30, 2008 we paid $16.4 million to acquire and retire 711,300 shares of our common stock.

•                  During the six months ended June 30, 2008 we paid $31.3 million of dividends to our shareholders compared to $523.2 million paid during the prior year period.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the six months ended June 30, 2008, we paid $4.8 million of drydock related costs, including $2.0 million relating to a drydock that began in 2007. For the year ending December 31, 2008, we anticipate that we will capitalize costs associated with drydocks on two vessels. We estimate that the expenditures to complete drydocks scheduled during 2008 will aggregate approximately $6 million to $8 million, of which $2.8 million was incurred during the six months ended June 30, 2008.  In addition, the Company anticipates that it will have 93 offhire days associated with drydocking between July 2008 and December 2008. The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

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

Capital Improvements

For the year ending December 31, 2008, we have budgeted approximately $3.5 million for capital projects relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. During the six months ended June 30, 2008, we capitalized $3.2 million relating to such projects.

Vessel Acquisitions

The last Suezmax vessel of the four Suezmax newbuilding contracts we acquired in June 2004 was delivered to us during February 2008.  During the six months ended June 30, 2008, we paid $33.4 million to the shipyard as the final installment on the construction of the vessel associated with these contracts.

On May 9, 2008, the Company agreed to acquire two double-hull Aframax vessels built in 2002 from Euronav NV or its affiliates for an aggregate purchase price of $137 million.  The Company plans to finance the acquisition through borrowings under its 2005 Credit Facility and cash from operations.  Upon completion of this acquisition, the Company’s fleet will consist of 12 Aframax tankers and 11 Suezmax tankers, with a total carrying capacity of approximately 2.9 million dwt.  In addition, this acquisition will reduce the average age of our Aframax fleet by over one year.

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

The following is a tabular summary of our future contractual obligations as of June 30, 2008 for the categories set forth below (dollars in millions):

	Total	2008 (2)	2009	2010	2011	2012	Thereafter
2005 Credit Facility	$611.0	$—	$—	$—	$—	$611.0	$—
Interest expense (1)	106.8	12.8	25.6	25.1	23.7	19.6	—
Aircraft lease	0.9	0.8	0.1	—	—	—	—
Senior officer employment agreements	1.7	1.0	0.7	—	—	—	—
Office leases	17.8	0.8	1.3	1.3	1.4	1.4	11.6
Total commitments	$738.2	$15.4	$27.7	$26.4	$25.1	$632.0	$11.6

(1)            Future interest payments on our 2005 Credit Facility are based on our current outstanding balance of $611 million using a current 3-month LIBOR rate of 2.8125%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)            Denotes the six month period from July 1, 2008 to December 31, 2008.

Off-Balance-Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index.  The BITR averages rates received in the spot market by cargo type and trade route.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. The Company considers all of these contracts to be speculative.  At June 30, 2008, these freight derivatives had an aggregate notional value of $7.1 million, which is an aggregate of both long and short positions. The net fair value of $2.9 million at June 30, 2008 of these freight derivatives relating to the Company’s open positions was settled as of June 30, 2008 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $2.1 million relating to the Company’s open positions for the six months ended June 30, 2008.  In addition, the Company incurred a realized loss of $1.8 million with respect to the Company’s closed positions during the six months ended June 30, 2008.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter.  This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. We use freight derivative contracts as economic hedges, but have not designated them as hedges for accounting purposes. As such, changes in the fair value of freight derivative contracts are recorded to our statement of operations as Other income or expense in each reporting period. As of June 30, 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in a liability to the Company of $6.8 million.  The Company recorded an unrealized loss of $6.7 million for the six months ended June 30, 2008, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $5.1 million for the six months ended June 30, 2008, which is classified as Other income (expense) on the statement of operations.

Foreign currency.  During the six months ended June 30, 2008, the Company purchased call options to purchase Euros, none of which contracts are open as of June 30, 2008.  The Company uses these currency options as an economic hedge, but has not designated them as a hedge for accounting purposes.  The Company paid an aggregate of $0.1 million for these options, which is recorded as a realized loss for the six months ended June 30, 2008 which is classified as Other income (expense) on the statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract will settle on a net basis at the end of each calendar month starting in July 2008 and ending September 2008 based on the average daily closing prices for these commodities for each month.  As of June 30, 2008, the fair value of this derivative contract is an asset of $0.1 million.  During the six months ended June 30, 2008, the Company recognized an unrealized gain of $0.1 million, which is classified as Other income (expense) on the statement of operations.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, the Company was to pay the counterparty; to the extent the spread is greater than $11.44/MT the Company was to collect from the counterparty.  Because this contract expired on June 30, 2008, the fair value of this contract is $0.  During the six months ended June 30, 2008, the Company recognized a realized gain of $0.2 million which is classified as Other income (expense) on the statement of operations

Interest rates.  On June 30, 2008, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $275 million, the details of which are as follows (notional amounts in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty

$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank

The ineffective portion of the hedge resulting in a gain of $49,000 for the six months ended June 30, 2008 is recorded as a component of Other expense on the statement of operations.

Related Party Transactions

During the fourth quarter of 2000, the Company loaned $486,000 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of June 30, 2008.

During the six months ended June 30, 2008 and 2007, the Company incurred fees for legal services aggregating $23,000 and $58,000, respectively, to the father of Peter C. Georgiopoulos, of which $8,000 and $0 remains outstanding as of June 30, 2008 and December 31, 2007, respectively.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft and other expenses totaling $156,000, during the six months ended June 30, 2008 and similar expenses totaling $69,000 for the six months ending June 30, 2007.  Peter C. Georgiopoulos is a director of Genco. The balance due from Genco of $11,000 and $66,000 remains outstanding as of June 30, 2008 and December 31, 2007, respectively.

During the six months ended June 30, 2008 and 2007, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $65,000 and $64,000, respectively, based on actual time spent by the employee, of which the balance due to Genco of $15,000 and $61,000 remains outstanding as of June 30, 2008 and December 31, 2007, respectively.

During the six months ended June 30, 2008 and 2007, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers to the Company’s vessels aggregating $870,000 and $402,000, respectively. At June 30, 2008, the balance of $187,000 remains outstanding. At December 31, 2007, $33,000 of this balance remained outstanding.  During the three months ended June 30, 2008 and 2007 Aegean has incurred travel related expenditures for use of the Company aircraft totaling $0 and $98,000, respectively. At June 30, 2008 and December 31, 2007, none of this balance remained outstanding.  During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios joined the board of directors of Aegean.  In August 2007, the investment vehicle was dissolved and the shares of Aegean held by the investment vehicle were distributed to Messrs. Georgiopoulos and Tavlarios.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the six months ended June 30, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on two occasions and incurred charter fees totaling $71,000 directly to the third-party charterer. During the six months ended June 30, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $111,000 directly to the third-party charterer. As of June 30, 2008 and December 31, 2007, $52,000 and $0, respectively, of the balance remained outstanding.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2008, we provided a reserve of approximately 10% for demurrage and certain other claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of June 30, 2008.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At June 30, 2008, we had $611.0 million of floating rate debt with a margin over LIBOR of 0.75% compared to $565.0 million as of December 31, 2007. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 2008, we were party to three interest rate swap agreements having an aggregate notional amount of $275.0 million, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.39% to 4.748%.  As of December 31, 2007, we were party to one interest rate swap agreement having a notional amount of $100.0 million, which effectively fixed LIBOR on a like amount of principal at a rate of 4.748%.  If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of June 30, 2008, the fair value of this swap was an asset to us of $1.6 million. A one percent increase in LIBOR would increase interest expense on the portion of our $336.0 million outstanding floating rate indebtedness that is not hedged by approximately $3.4 million per year from June 30, 2008.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the six months ended June 30, 2008, approximately 21% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.6 million for the six months ended June 30, 2008.

Charter Rate Risk

As part of our business strategy, we have and may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. Our objective would be to hedge and manage market risks as part of our commercial management. During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. The aggregate notional value of this contract is $13.0 million as of June 30, 2008. As of June 30, 2008 and December 31, 2007, the fair market value of the freight derivative contract resulted in a liability to the Company of $6.8 million and $0.1 million, respectively, and an unrealized loss and realized loss of $6.7 million and $5.1 million, respectively, for the six months ended June 30, 2008, which is reflected on our statement of operations as Other expense.  A 10% increase in the forward BITR from the June 30, 2008 levels would result in additional payments to the counterparty of $3.6 million over the period from July 1, 2008 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the June 30, 2008 level would result in additional payments to the counterparty of $1.4 million over the period from July 1, 2008 to June 30, 2009.

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The Company considers all of these contracts to be speculative.  At June 30, 2008, these freight derivatives had an aggregate notional value of $7.1 million, which is an aggregate of both long and short positions. The net fair value of $2.9 million at June 30, 2008 of these freight derivatives was settled as of June 30, 2008 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, which together with the monthly settlements during the first six months of 2008, resulting in a realized loss of $3.9 million for the six months ended June 30, 2008.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

A 10% increase in the forward BITR from the December 31, 2007 levels on the short positions on the contracts for the VLCC tanker route for 45,000 metric tons would result in additional payments to the counterparty of approximately $0.9 million over the period from July 1, 2008 to December 31, 2008.  A 10% decrease in the forward BITR from the June 30, 2008 levels on the long position on the contract for the Suezmax tanker route for 30,000 metric tons would result in a reduction of payments received from the counterparty of approximately $0.5 million over the period from July 1, 2008 to December 31, 2008.

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

As of June 30, 2008, the fair value of this derivative contract is an asset of $0.1 million.  During the six months ended June 30, 2008, the Company recognized an unrealized gain of $0.1 million, which is classified as Other income (expense) on the statement of operations.  A 10% unfavorable change in the spread between the commodities stipulated in our bunker derivative contract would decrease future cash receipts from the counterparties by $0.3 million.

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

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through June 30, 2008, the Company has paid $420,000 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1 million for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel.  The vessel crew took prompt action pursuant to the vessel response plan.  Our subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for an accidental discharge of bunker fuel from the vessel.  The Company understands the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay.  The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation.  The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil.  Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

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

The Company has also been cooperating in an investigation being conducted by the U.S. Coast Guard and the U.S. Department of Justice relating to alleged violations of 33 USC 1908 (the Act to Prevent Pollution from Ships) and 18 USC 1001 (which relates to fraud and the making of false statements) occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.  During a U.S. Coast Guard Port State Control Inspection conducted on or about November 28, 2007 at Corpus Christi, Texas, U.S. Coast Guard officials took various documents, logs and equipment from the vessel for further review and analysis.  The Company has posted a bond for potential fines or penalties, which may be sought in connection with this matter.  Currently, no fines or penalties have been levied against the Company.

On June 12, 2008, a grand jury in the Southern District of Texas indicted two vessel officers and General Maritime Management (Portugal) L.D.A., a subsidiary of the Company (“GMM Portugal”), and charged them with violating the Act to Prevent Pollution from Ships and 18 USC 1001.  GMM Portugal was arraigned on the indictment on June 19, 2008.  The Company has denied any wrongdoing in this matter by it or any of its employees.  The trial is scheduled to commence on November 3, 2008.

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

We derive a significant portion of our voyage revenues from time charters by our single largest customer, Lukoil Oil Company, or Lukoil.  During the six months ended June 30, 2008 and 2007, Lukoil accounted for 42.4% and 41.3% of our voyage revenues, respectively, and we expect Lukoil to account for a significant portion of our voyage revenues in the future.  Ten of our 14 time charters are with Lukoil.  Our revenues other than Lukoil revenues are also derived from a limited number of customers.  If Lukoil breaches or teminates these time charters or renegotiates or renews them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected.

Our proposed business combination with Arlington Tankers exposes us to a number of significant risks.

There are a number of significant risks associated with our proposed business combination with Arlington Tankers, including:

•                  the risk that required approvals will not be obtained or conditions to closing will not be satisfied in a timely manner, or at all;

•                  the risk of decreases in the market price of our common stock if the transaction is delayed or not completed or, if the transaction is completed, as a result of the issuance of shares by the combined company in the proposed transaction or otherwise;

•                  risks associated with our ability to successfully integrate the operations and business of Arlington Tankers, and the related diversion of management resources necessary to complete the transaction and integrate the businesses;

•                  risks associated with our ability to realize the full projected cost savings and benefits in connection with the proposed transaction;

•                  expenses related to the proposed transaction; and

•                  risks associated with obtaining definitive documentation of the continuation of our 2005 Bank Credit Facility or the bank credit facility of Arlington Tankers following the consummation of the proposed transaction.

We may incur adverse consequences in connection with our executive transition

We have announced that, contingent upon the closing of the proposed Arlington Tankers transaction, we expect Peter Georgiopoulos to remain as Chairman of our company focusing on strategy and transactional operations and to step down as President and CEO.  We expect John Tavlarios, CEO of our management subsidiary, to become our President.  The loss of Mr. Georgiopoulos’ full time service could have an adverse effect on our operations.

The risks described in our Annual Report on Form 10-K or listed above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2.     PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the six months ended June 30, 2008, we repurchased 711,300 shares of our common stock for $16.4 million (average per share purchase price of $23.03) pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Dollar Amount as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2008 – Jan. 31, 2008	711,300	$23.03	$16,379,244	$107,118,685
Feb. 1, 2005 – Feb. 29, 2008	—	—	—	107,118,685
Mar. 1, 2008 – Mar. 31, 2008	—	—	—	107,118,685
Apr. 1, 2008- Apr. 30, 2008	—	—	—	107,118,685
May 1, 2008- May 31, 2008	—	—	—	107,118,685
Jun. 1, 2008- Jun. 30, 2008	—	—	—	107,118,685
Total	711,300	$23.03	$16,379,244	$107,118,685

(1) On October 26, 2005, the Company’s Board of Directors approved the share repurchase program for up to a total of $200,000,000 of the Company’s common stock.  On February 21, 2006, the Company’s Board approved an additional $200,000,000 for repurchases of the Company’s common stock under the share repurchase program.  Share repurchases are made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases are subject to restrictions under our 2005 Credit Facility.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company held its annual meeting of shareholders on Wednesday, May 14, 2008.

(b)                                 Briefly described below is each matter voted upon at the annual meeting of Stockholders.

a.               Election of the following individuals, nominated by management, to hold office as Class I Directors of the Board of Directors for terms of three years. There was no solicitation in opposition to management’s nominees for the directors as listed in the definitive proxy statement of the Company dated April 11, 2008, and all such nominees were elected. Total common stock voted was 26,347,600.

	Number of Shares Voted
Name	For	Withheld

Rex W. Harrington	25,945,299	402,301

John O. Hatab	24,867,630	1,479,970

The continuing Directors of the Board of Directors are :

i.      Class II Directors: John P. Taviarios and Peter S. Shaerf (terms expire at the 2009 Annual Meeting)

ii.   Class III Directors: Peter C. Georgiopoulos and William J. Crabtree (terms expire at the 2010 Annual Meeting)

b.              Ratification and confirmation of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008.  Total common stock voted was 26,028,760 in favor, 240,553 opposed, and 78,287 abstained.  This appointment of Deloitte and Touche LLP as the independent registered public accounting firm for the Company was ratified.

ITEM 5.     OTHER INFORMATION

On May 9, 2008, the Company agreed to acquire two double-hull Aframax vessels built in 2002 from Euronav NV, or its affiliates, for an aggregate purchase price of $137 million.  For further details, please refer to Note – 4 Vessel Acquisitions/Deliveries to our financial statements filed with this report.

In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission. The certifications provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying this report have not been filed pursuant to the Securities Exchange Act of 1934.

Exhibit	Document (1)
2.1	Agreement and Plan of Merger and Amalgamation, dated August 5, 2008, among General Maritime Corporation and Arlington Tankers Ltd. (1)

10.1	ISDA Master Agreement and Schedule, dated May 2, 2008, among General Maritime Corporation and DnB NOR Bank ASA. (3)

10.2	2008 Director Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Peter S. Shaerf, pursuant to the 2001 Stock Incentive Plan (2)

10.3	2008 Director Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Rex W. Harrington, pursuant to the 2001 Stock Incentive Plan. (2)

10.4	2008 Director Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and William J. Crabtree, pursuant to the 2001 Stock Incentive Plan. (2)

10.5	2008 Director Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and John O. Hatab, pursuant to the 2001 Stock Incentive Plan. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (2)

(1)            Exhibit is incorporated by reference from the Form 8-K filed by General Maritime Corporation on August 6, 2008.

(2)            Exhibit is filed herewith.

(3)            Exhibit is incorporated by reference from the Form 8-K filed by General Maritime Corporation on May 29, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: August 11, 2008	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chairman, Chief Executive
Officer, and President

Exhibit Index

Exhibit	Document (1)
2.1	Agreement and Plan of Merger and Amalgamation, dated August 5, 2008, among General Maritime Corporation and Arlington Tankers Ltd. (1)

10.1	ISDA Master Agreement and Schedule, dated May 2, 2008, among General Maritime Corporation and DnB NOR Bank ASA. (3)

10.2	2008 Director Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Peter S. Shaerf, pursuant to the 2001 Stock Incentive Plan (2)

10.3	2008 Director Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Rex W. Harrington, pursuant to the 2001 Stock Incentive Plan. (2)

10.4	2008 Director Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and William J. Crabtree, pursuant to the 2001 Stock Incentive Plan. (2)

10.5	2008 Director Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and John O. Hatab, pursuant to the 2001 Stock Incentive Plan. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (2)

(1)            Exhibit is incorporated by reference from the Form 8-K filed by General Maritime Corporation on August 6, 2008.

(2)            Exhibit is filed herewith.

(3)            Exhibit is incorporated by reference from the Form 8-K filed by General Maritime Corporation on May 29, 2008.