Form 10-Q
period 2008-09-30
GENERAL MARITIME CORP/
filed 2008-11-10
CIK 1127269

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 7, 2008:

Common Stock, par value $0.01 per share 31,323,758 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$61,790	$44,526
Due from charterers, net	9,732	10,562
Prepaid expenses and other current assets	29,593	27,385
Derivative asset	—	21
Total current assets	101,115	82,494

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $220,167 and $189,989, respectively	717,881	684,019
Vessel deposits	13,763	—
Vessel construction in progress	—	30,329
Other fixed assets, net	11,621	10,084
Deferred drydock costs, net	20,906	20,209
Deferred financing costs, net	4,461	4,724
Derivative asset	2,706	246
Other assets	2,212	1,685
Goodwill	1,245	1,245
Total noncurrent assets	774,795	752,541
TOTAL ASSETS	$875,910	$835,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,386	$24,381
Deferred voyage revenue	13,510	10,282
Derivative liability	5,872	839
Total current liabilities	42,768	35,502
NONCURRENT LIABILITIES:
Long-term debt	611,000	565,000
Other noncurrent liabilities	2,658	3,932
Derivative liability	1,171	1,944
Total noncurrent liabilities	614,829	570,876
TOTAL LIABILITIES	657,597	606,378
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 31,323,758 and 32,029,540 shares at September 30, 2008 and December 31, 2007, respectively	314	321
Paid-in capital	217,791	230,748
Retained earnings	—	—
Accumulated other comprehensive income	208	(2,412)
Total shareholders’ equity	218,313	228,657
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$875,910	$835,035

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
VOYAGE REVENUES:
Voyage revenues	$82,292	$56,115	$236,815	$187,078
OPERATING EXPENSES:
Voyage expenses	13,465	7,018	37,750	25,106
Direct vessel expenses	15,693	12,690	46,515	35,275
General and administrative	10,359	9,935	34,714	35,070
Depreciation and amortization	14,212	12,532	41,292	37,076
Loss on disposal of vessel equipment	85	184	1,180	349
Total operating expenses	53,814	42,359	161,451	132,876
OPERATING INCOME	28,478	13,756	75,364	54,202
OTHER INCOME (EXPENSE):
Interest income	253	463	754	2,083
Interest expense	(6,701)	(8,045)	(20,658)	(17,203)
Other income (expense)	1,444	4,758	(14,116)	295
Net other income (expense)	(5,004)	(2,824)	(34,020)	(14,825)
Net income	$23,474	$10,932	$41,344	$39,377

Basic earnings per common share	$0.81	$0.36	$1.43	$1.29
Diluted earnings per common share	$0.79	$0.35	$1.39	$1.25

Weighted average shares outstanding:
Basic	28,957,984	30,316,604	28,957,430	30,636,327
Diluted	29,815,293	31,107,095	29,788,516	31,447,452

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(IN THOUSANDS)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance as of January 1, 2008	$321	$230,748	$—	$(2,412)		$228,657

Comprehensive income:
Net income	—	—	41,344		$41,344	41,344
Unrealized derivative loss on cash flow hedge				2,262	2,262	2,262
Unrealized loss on foreign currency translation				358	358	358
Comprehensive income					$43,964
Exercise of stock options	—	49	—			49
Acquisition and retirement of 711,300 shares of common stock	(7)	(16,372)				(16,379)
Cash dividends paid	—	(5,526)	(41,344)			(46,870)
Restricted stock amortization, net of forfeitures	—	8,892	—			8,892
Balance at September 30, 2008 (unaudited)	$314	$217,791	$—	$208		$218,313

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2008	2007

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$41,344	$39,377
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of vessel equipment	1,180	349
Depreciation and amortization	41,292	37,076
Amortization of deferred financing costs	792	712
Restricted stock amortization	8,892	8,101
Net unrealized loss (gain) on derivative financial instruments	4,083	(293)
Allowances for bad debts	463
Changes in assets and liabilities:
Decrease in due from charterers	367	7,694
Increase in prepaid expenses and other assets	(2,735)	(2,972)
Decrease in accounts payable and accrued expenses and other liabilities	(1,254)	(2,008)
Increase (decrease) in deferred voyage revenue	3,228	(3,772)
Deferred drydock costs incurred	(8,844)	(4,633)
Net cash provided by operating activities	88,808	79,631

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of vessel improvements and other fixed assets	(6,648)	(3,303)
Payments for deposits on vessels	(13,763)	—
Payments for vessel construction in progress	(33,772)	(77,298)
Net cash used by investing activites	(54,183)	(80,601)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	76,000	550,000
Repayments on revolving credit facilities	(30,000)	(55,000)
Increase in deferred financing costs	(529)	(1,214)
Payments to acquire and retire common stock	(16,379)	(28,382)
Proceeds from the exercise of stock options	49	94
Cash dividends paid	(46,870)	(539,633)
Net cash used by financing activities	(17,729)	(74,135)
Effect of exchange rate changes on cash balances	368	—

Net decrease in cash	17,264	(75,105)
Cash, beginning of the year	44,526	107,460
Cash, end of period	$61,790	$32,355

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$18,709	$16,056
Delivery of vessel from Vessel construction in progress	$63,794	$127,861
Restricted stock granted to employees (net of forfeitures)	$84	$306
Restricted stock granted in lieu of cash dividends	$—	$4,620

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

REVENUE AND EXPENSE RECOGNITION- Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains.  At September 30, 2008 and December 31, 2007, the Company has a reserve of approximately $797 and $424, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company has determined that there are no unasserted claims on any of its time charters; accordingly, there is no reserve as of September 30, 2008 and December 31, 2007.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the nine months ended September 30, 2008 and 2007, the Company capitalized $119 and $2,040, respectively, of interest expense.  As of September 30, 2008, the entire balance of this account has been reclassified to Vessels upon delivery in February 2008 of the Company’s final vessel under construction.

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

As of September 30, 2008, the Company is party to pay-fixed interest rate swap agreements that expire between 2010 and 2012 which effectively convert floating rate obligations to fixed rate instruments.  During the nine months ended September 30, 2008, the Company recognized a credit to OCI of $2,262.  The aggregate liability in connection with a portion of the Company’s interest rate swaps as of September 30, 2008 and December 31, 2007 was $151 and $2,461, respectively, and is presented as Derivative asset or liability on the balance sheet.

CONCENTRATION OF CREDIT RISK -   The Company maintains substantially all of its cash with one financial institution.  None of the Company’s cash balances are covered by insurance in the event of default by this financial institution.

SIGNIFICANT CUSTOMERS- For the nine months ended September 30, 2008, one customer accounted for 41.9% of revenue.  For the nine months ended September 30, 2007, one customer accounted for 37.3% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS- On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 was effective for the Company beginning on January 1, 2008. The Company has not adopted, and has no plans to adopt, SFAS No. 159.

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

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months and nine months ended September 30, 2008 and 2007, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic earnings per share:
Weighted average common shares outstanding- basic	28,957,984	30,316,604	28,957,430	30,636,327

Diluted earnings per share:
Weighted average common shares outstanding- basic	28,957,984	30,316,604	28,957,430	30,636,327
Stock options	742	2,827	1,005	5,236
Restricted stock awards	856,567	787,664	830,081	805,889
Weighted average common shares outstanding- diluted	29,815,293	31,107,095	29,788,516	31,447,452

3.             CASH FLOW INFORMATION

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $54, $115 and $293, respectively, for the nine months ended September 30, 2008.  The Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $69, $188 and $155, respectively, for the nine months ended September 30, 2007.  In addition, for the nine months ended September 30, 2008, the Company had non-cash adjustments to Other fixed assets and Accounts payable and accrued expenses aggregating $(20) and $10, respectively, relating to revaluation into US dollars of the Company’s foreign subsidiaries.

4.             VESSEL ACQUISITIONS/ DELIVERIES

During the nine months ended September 30, 2008, the Company took delivery of one newly-constructed Suezmax tanker. Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $63,794.

During the nine months ended September 30, 2007, the Company took delivery of two newly-constructed Suezmax tankers. Capitalized costs of these vessels over their construction period, inclusive of capitalized interest, were $127,861.

These two vessels are part of the 21 vessels that collateralize the Company’s 2005 Credit Facility (see Note 6).

On May 9, 2008, the Company agreed to acquire two double-hull Aframax vessels built in 2002 for an aggregate purchase price of $137,000, of which the Company has made a deposit of $13,700 as of June 30, 2008.  The balance of the purchase price will be due when these vessels are delivered to the Company, which is expected to occur during the fourth quarter ending December 31, 2008. (See Note 14.)

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
Accounts payable	$7,695	$9,575
Accrued operating	8,739	8,650
Accrued administrative	6,952	6,156
Total	$23,386	$24,381

6.             LONG-TERM DEBT

Long-term debt as of September 30, 2008 and December 31, 2007 is $611,000 and $565,000, respectively.

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

During the nine months ended September 30, 2008 and 2007, the Company paid dividends of $46,870 and $539,633, respectively.  Included in the dividends paid during the nine months ended September 30, 2007 is a special dividend of $15 per share of $486,491 which was permitted under the February 2007 amendment to the 2005 Credit Facility.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50,063 beginning October 26, 2009 and a bullet reduction of $599,625 at the end of year seven. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of September 30, 2008, the Company has outstanding letters of credit aggregating $8,008 which expire between October 2008 and October 2009, leaving $41,992 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on the Company’s long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of September 30, 2008 and December 31, 2007, $611,000 and $565,000, respectively, of the facility is outstanding. The facility is collateralized by the Company’s 21 double-hull vessels, with a carrying value as of September 30, 2008 of $717,881, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels.

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

As of September 30, 2008, the Company believes it is in compliance with all of the financial covenants under its 2005 Credit Facility, as amended.

Interest rates during the nine months ended September 30, 2008 ranged from 3.19% to 5.63% on the 2005 Credit Facility.

Based on borrowings as of September 30, 2008, none of the $611,000 outstanding under the 2005 Credit Facility is due until 2012.

Interest Rate Swap Agreements

On September 30, 2008, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $275,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank

The ineffective portion of the hedge resulting in a gain of $49 for the nine months ended September 30, 2008 is recorded as a component of Other (income) expense on the statement of operations.

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2008 and 2007 was $1,727 and $0, respectively.

The Company would have paid approximately $151 to settle its outstanding swap agreements based upon their aggregate fair value as of September 30, 2008.  This fair value is based upon estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the Company and its counter-parties.

Interest expense under all of the Company’s 2005 Credit Facility and interest rate swaps aggregated $19,613 and $16,213 for the nine months ended September 30, 2008 and 2007, respectively.

7.             DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 6), the Company is party to the following derivative financial instruments:

Foreign currency.  During the nine months ended September 30, 2008, the Company purchased call options to purchase Euros, none of which contracts are open as of September 30, 2008.  The Company uses these currency options as an economic hedge, but has not designated them as a hedge for accounting purposes.  The Company paid an aggregate of $147 for these options, which is recorded as a realized loss for the nine months ended September 30, 2008 which is classified as Other income (expense) on the statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract settled on a net basis at the end of each calendar month from July 2008 through September 2008 based on the average daily closing prices for these commodities for each month.  Because this contract expired on September 30, 2008, the fair value of this contract is $0 as of September 30, 2008.  During the nine months ended September 30, 2008, the Company recognized a realized gain of $164, which is classified as Other income (expense) on the statement of operations.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, the Company was to pay the counterparty; to the extent the spread is greater than $11.44/MT the Company was to collect from the counterparty.  Because this contract expired on June 30, 2008, the fair value of this contract is $0 as of September 30, 2008.  During the nine months ended September 30, 2008, the Company recognized a realized gain of $155 which is classified as Other income (expense) on the statement of operations.

The Company considers all of its fuel derivative contracts to be speculative.

Freight rates.  During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index.  The BITR averages rates received in the spot market by cargo type and trade route.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. The Company considers all of these contracts to be speculative.  At September 30, 2008, these freight derivatives had an aggregate notional value of $3,531, which is an aggregate of both long and short positions. The net fair value of $464 at September 30, 2008 of these freight derivatives relating to the Company’s open positions was settled as of September 30, 2008 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized gain of $273 relating to the Company’s open positions for the nine months ended September 30, 2008, which is classified as Other income (expense) on the statement of operations.  In addition, the Company incurred a realized loss of $2,350 with respect to the Company’s closed positions during the nine months ended September 30, 2008, which is classified as Other income (expense) on the statement of operations.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

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

This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of September 30, 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in a liability to the Company of $4,186.  The Company recorded an unrealized loss of $4,110 for the nine months ended September 30, 2008, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $8,065 for the nine months ended September 30, 2008, which is classified as Other income (expense) on the statement of operations.

A summary of derivative assets and liabilities on the Company’s balance sheets is as follows:

	September 30, 2008			December 31, 2007
	Interest Rate Swap	Freight Derivative	Total	Interest Rate Swap	Freight Derivative	Currency Options	Total
Current asset	$—	$—	$—	$—	$—	$21	$21
Noncurrent asset	2,706	—	2,706	—	246	—	246
Current liability	(1,686)	(4,186)	(5,872)	(517)	(322)	—	(839)
Noncurrent liability	(1,171)	—	(1,171)	(1,944)	—	—	(1,944)
	$(151)	$(4,186)	$(4,337)	$(2,461)	$(76)	$21	$(2,516)

8.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30,	December 31,
	2008	2007
Cash	$61,790	$44,526
Floating rate debt	611,000	565,000
Derivative financial instruments (See Note 7)	(4,337)	(2,516)

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the Company and its counter-parties.  The fair value of the freight derivative was determined based on the aggregate discounted cash flows using quoted rates.  The fair value of the bunker derivatives is based on quoted rates.  The fair value of the currency options is based on the forward exchange rates.

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

The following table summarizes the valuation of our financial instruments by the above SFAS 157 pricing levels as of the valuation dates listed:

	September 30, 2008
		Significant Other
		Observable Inputs
	Total	(Level 2)
Derivative instruments – asset position	$2,706	$2,706
Derivative instruments – liability position	7,043	7,043

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

A reconciliation of a fuel derivative that expired on June 30, 2008 which was based on Level 3 inputs for the nine months ended September 30, 2008 is as follows:

Fair value, January 1, 2008	$—
Fair value, September 30, 2008	—
Unrealized gain	—
Realized gain, cash settlements received	155
Total gain, recorded as Other income (expense)	$155

9.             RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of September 30, 2008.

During the nine months ended September 30, 2008 and 2007, the Company incurred fees for legal services aggregating $23 and $64, respectively, to the father of Peter C. Georgiopoulos. As of September 30, 2008 and December 31, 2007, none of this balance was outstanding.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft and other expenses totaling $252 during the nine months ended September 30, 2008 and similar expenses totaling $119 for the nine months ended September 30, 2007. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $41 and $66 remains outstanding as of September 30, 2008 and December 31, 2007, respectively.

During the nine months ended September 30, 2008 and 2007, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $100 and $93, respectively, based on actual time spent by the employee, of which the balance due to Genco of $34 and $61 remains outstanding as of September 30, 2008 and December 31, 2007, respectively.

During the nine months ended September 30, 2008 and 2007, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $1,130 and $402, respectively. At September 30, 2008 and December 31, 2007, $0 and $33, respectively, remains outstanding. During the nine months ended September 30, 2008 and 2007, Aegean incurred travel related expenditures for use of the Company aircraft totaling $0 and $98, respectively. As of December 31, 2007, none of the balance remained outstanding.  Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), are directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of GMM, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the nine months ended September 30, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $220 directly to the third-party charterer. During the nine months ended September 30, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $113 which were paid directly to the third-party charterer.  As of September 30, 2008 and December 31, 2007, $200 and $0, respectively, of the balance remained outstanding.

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

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. During the nine months ended September 30, 2008 and 2007, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $5 and $23, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of September 30, 2008, there was no unrecognized compensation cost related to nonvested stock option awards.

The following table summarizes all stock option activity during the nine months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2008	7,375	$20.00	$9.74
Granted	—	—	—
Expired	—	—	—
Exercised	(2,375)	$18.79	$9.04
Forfeited	—	$—	$—
Outstanding, September 30, 2008	5,000	$20.57	$10.07
Exercisable as of September 30, 2008	5,000	$20.57	$10.07

A summary of the activity for nonvested stock option awards during the nine months ended September 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding and nonvested, January 1, 2008	3,750	$22.57	$11.22
Granted	—	—	—
Vested	(3,750)	22.57	11.22
Forfeited	—	—	—
Outstanding and nonvested, September 30, 2008	—	$22.57	$11.22

The following table summarizes certain information about stock options outstanding as of September 30, 2008:

	Options Outstanding, September 30, 2008			Options Exercisable, September 30, 2008
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$14.58	1,250	$14.58	5.1	1,250	$14.58
$22.57	3,750	$22.57	5.6	3,750	$22.57
	5,000	$20.57	5.5	5,000	$20.57

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

The weighted average grant-date fair value of restricted stock granted during the nine months ended September 30, 2008 and 2007 is $28.01 per share and $28.69 per share, respectively.

A summary of the activity for restricted stock awards during the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding and nonvested, January 1, 2008	2,408,214	$28.96
Granted	13,000	28.01
Vested	(45,583)	31.53
Forfeited	(9,857)	32.98
Outstanding and nonvested, September 30, 2008	2,365,774	$28.89

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of September 30, 2008:

	2008 *	2009	2010	2011	2012	Thereafter	TOTAL
Restricted Stock Grant Date

November 26, 2002	$135	$495	$—	$—	$—	$—	$630
February 9, 2005	287	952	738	738	739	1,384	4,838
April 5, 2005	441	1,749	1,749	1,749	1,753	3,497	10,938
December 21, 2005	426	1,418	1,101	974	976	2,798	7,693
December 18, 2006	407	1,270	893	628	540	2,090	5,828
December 21, 2007	696	2,016	1,412	1,011	728	3,024	8,887
May 14, 2008	69	100	—	—	—	—	169
Total by year	$2,461	$8,000	$5,893	$5,100	$4,736	$12,793	$38,983

* Represents the period from October 1, 2008 through December 31, 2008.

As of September 30, 2008 and December 31, 2007, there was $38,983 and $47,785, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of September 30, 2008, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 3.0 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the nine months ended September 30, 2008 and 2007 was $8,887 and $8,078, respectively.

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

Through September 30, 2008, the Company repurchased and retired 8,828,813 shares of its common stock for $292,881.  As of September 30, 2008, the Company is permitted under the program to acquire additional shares of its common stock for up to $107,119.

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

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through September 30, 2008, the Company has paid $423 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1,000 for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

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

On June 12, 2008, a grand jury in the Southern District of Texas indicted two vessel officers and General Maritime Management (Portugal) L.D.A., a subsidiary of the Company (“GMM Portugal”), and charged them with violating the Act to Prevent Pollution from Ships and 18 USC 1001.  GMM Portugal was arraigned on the indictment on June 19, 2008.  The Company has denied any wrongdoing in this matter by it or any of its employees.  The trial commenced on November 3, 2008.

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  The Company has not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by the Company is not estimable at this time.

13.          PENDING MERGER

On August 5, 2008, the Company entered into a definitive Agreement and Plan of Merger and Amalgamation (the “Merger Agreement”) with Arlington Tankers Ltd. (“Arlington”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of Galileo Holding Corporation (“Galileo Holding”), a newly-formed subsidiary of the Company and Arlington, will merge with and into the Company, with the Company continuing as the surviving corporation of the merger.  It also provides that Arlington will amalgamate with a wholly owned subsidiary of Galileo Holding, with the resulting amalgamated company continuing as the surviving entity. As a result of these transactions: (i) the Company and Arlington will each become a wholly-owned subsidiary of Galileo Holding, which will be renamed “General Maritime Corporation”; and (ii) Arlington’s shareholders will receive one share in Galileo Holding for each Arlington share held, and our shareholders will receive 1.34 shares in Galileo Holding for each of our shares held. Upon consummation of these transactions, shareholders of Arlington will hold approximately 27% of the outstanding common stock of Galileo Holding and our shareholders will hold approximately 73% of the outstanding common stock of Galileo Holding. The Merger Agreement is subject to approval by our shareholders and Arlington’s shareholders and other conditions. The Company expects the transaction to be completed by the end of the fourth quarter of 2008, but cannot be certain that it will be completed during that timeframe, or at all.

14.          SUBSEQUENT EVENTS

On October 7, 2008, the Company took delivery of an Aframax tanker described in Note 4, paying the $61,650 balance of the $68,500 purchase price.

On October 20, 2008, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement was entered into in order to give effect to the proposed transaction (the “Proposed Transaction”) with Arlington described in Note 13.

Under the Amended Credit Agreement, if the Proposed Transaction is consummated, and subject to the satisfaction of a number of other conditions (including completion of the pledge by Galileo Holding of its equity interests in the Company as described below, delivery of amended vessel mortgages, and completion of other definitive documentation), the Company’s existing 2005 Credit Agreement, as amended to date, will be amended and restated in its entirety, and will reflect the following changes:

•                  the Company will pay a non-refundable upfront fee in an amount equal to 0.10% of the amount of each lender’s commitment for each lender who executes the Amended Credit Agreement, which fee shall be earned by, and payable, to each of the commitment parties on the closing date of the Proposed Transaction;

•                  the definition of the term “EBITDA,” as used in the financial covenants, will be revised to give pro forma effect to the Proposed Transaction;

•                  the applicable margin will be increased to 100 basis points without any other adjustments;

•                  Galileo Holding will provide a guarantee and pledge its equity interests in the Company;

•                  the covenants in the Amended Credit Agreement will generally apply to Galileo Holding and all of its subsidiaries (including the Company, Arlington and their respective subsidiaries);

•                  all financial covenants in the Amended Credit Agreement will be tested with respect to Galileo Holding and its subsidiaries on a consolidated basis;

•                  the shareholder payments covenant will apply to dividends and other distributions, including stock buy-backs, in respect of shares of Galileo Holding common stock, and will permit the Company, as a subsidiary of Galileo Holding, to pay dividends to Galileo Holding;

•                  the portion of the dividend covenant that currently allows the Company to pay dividends at a rate of up to $0.50 per share of its common stock per quarter will allow Galileo Holding to pay dividends on shares of its common stock at up to the same rate;

•                  the portion of the dividend covenant that currently allows the Company to pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed the sum of $150,000 plus 50% of cumulative net excess cash flow after February 16, 2007 will allow Galileo Holding to pay such additional dividends in an aggregate amount not to exceed the sum of $150,000 plus 50% of cumulative net excess cash flow after January 1, 2007; and

•                  certain representations and warranties will be revised to reflect changes, including the structure of the resulting entities, following the consummation of the proposed Arlington transaction.

If the Proposed Transaction is not consummated or the conditions precedent specified in the Amended Credit Agreement are not satisfied, the Amended Credit Agreement will be of no force or effect, and the Company’s existing 2005 Credit Agreement, as amended to date, will remain in effect until maturity, scheduled to occur in 2012.

On October 24, 2008, in connection with the proposed Arlington transaction, the Company and Galileo Holding entered into a new letter agreement with Peter Georgiopoulos. Pursuant to its terms, the new letter agreement will be effective as of the date on which the effective time of the proposed Arlington transaction occurs (the “Effective Date”), and contingent upon and subject to the consummation of the proposed Arlington transaction, and, among other things:

•                  the employment letter agreement (the “Previous Agreement”), dated April 5, 2005, between the Company and Peter Georgiopoulos will terminate upon the Effective Date (and Peter Georgiopoulos will step down as President and CEO);

•                  Peter Georgiopoulos will serve as Chairman of the Board of Directors of the new combined company (“New General Maritime”) for three years following the Effective Date, or earlier if he is not nominated to such position or if New General Maritime’s shareholders decline to re-elect him to, or remove him from, the New General Maritime Board (such period, the “Term”);

•                  New General Maritime will make the following payments to Peter Georgiopoulos, in lieu of any further obligations of the Company (“Historic General Maritime”) or New General Maritime to him under Sections 3 and 5 of the Previous Agreement:

•                  (1) a payment of $22,000 in cash on July 1, 2009;

•                  (2) a payment of $8,000 in cash on January 2, 2009, which payment will be in lieu of any annual bonus for 2008 pursuant to Section 3(b) of the Previous Agreement; and

•                  (3) a payment equal to the sum of (i) the amount of any expenses incurred through the Effective Date required to be reimbursed under Section 3(d) of the Previous Agreement, plus (ii) the amount, after any required tax withholding, of Peter Georgiopoulos’ accrued but unpaid base salary through the Effective Date, as provided in Section 3(a) of the Previous Agreement.

•                  Peter Georgiopoulos will be entitled to any other payments, entitlements and benefits, if any, in accordance with applicable plans, programs, arrangements of, or any agreement, including the Previous Agreement, with, Historic General Maritime or any other member of the “GenMar Group” (which includes New General Maritime and each of its subsidiaries and affiliates from time to time).

•                  The aggregate amount of the outstanding loan made by Historic General Maritime to Peter Georgiopoulos will become due and payable as of the Effective Date.

•                  Each of the existing restricted stock grant agreements (collectively, the “Grant Agreements”) between Peter Georgiopoulos and Historic General Maritime will be amended to delete Section 16 (“Excise Tax”) thereof in its entirety, with each such amendment to be effective as of the Effective Date.

•                  For his service as Chairman, Peter Georgiopoulos will be eligible to receive the annual fee paid to the other non-employee members of the New General Maritime Board, as well as a Chairman’s fee of $30 per year, and additional payments (whether cash, stock awards, option grants, or otherwise) in the discretion of the New General Maritime Board or an appropriate committee thereof. During the Term, to the extent permitted by the applicable insurance company, Peter Georgiopoulos will be eligible to participate in New General Maritime’s health care benefits at the same contribution level as active executives of New General Maritime. New General Maritime will also reimburse Peter Georgiopoulos for (i) the reasonable and necessary out-of-pocket business expenses he incurs during the Term in the performance of his duties and responsibilities for the members of the GenMar Group, (ii) the legal and other advisor fees he incurred relating to the negotiation and drafting of the new letter agreement, up to a maximum of $20, and (iii) the fee he paid in connection with his filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the proposed Arlington transaction.

•                  In the event that any payment or benefit (including restricted stock) from New General Maritime or its subsidiaries or affiliates would cause Peter Georgiopoulos to owe excise tax under Section 280G of the Internal Revenue Code of 1986, as amended, such payments and benefits will be reduced so that they do not exceed the greater of (i) the maximum amount that would be payable to Peter Georgiopoulos without the imposition of any excise tax with respect to such payments and benefits and (ii) the amount that yields Peter Georgiopoulos the greatest after-tax amount of such payments or benefits after taking into account any excise tax imposed on him, whether due to such payments or benefits or otherwise. In addition, the obligations of General Maritime to reimburse Peter Georgiopoulos on a “grossed-up” basis for any excise tax in connection with a change of control of General Maritime pursuant to the Previous Agreement will terminate.

•                  The Registration Rights Agreement (the “Existing Registration Rights Agreement”), dated as of June 12, 2001, between Peter Georgiopoulos and Historic General Maritime will terminate, and Peter Georgiopoulos and New General Maritime will enter into a new registration rights agreement, in each case effective as of the Effective Date.

•                  During his service as a director of New General Maritime and for one year thereafter, Peter Georgiopoulos generally will not directly or indirectly solicit any employee of the GenMar Group to leave the employ of the GenMar Group to be employed by Peter Georgiopoulos or any of his affiliates.

•                  During his service as a director of New General Maritime and for one year thereafter, Peter Georgiopoulos generally will not engage in any competitive activity (as defined in the new letter agreement) with respect to New General Maritime. If there is a change of control of New General Maritime, or a termination of Peter Georgiopoulos’ services under the new letter agreement prior to its expiration date because he is not nominated to serve as Chairman or re-elected to the New General Maritime Board, other than for cause, the foregoing provision will not be effective.

•                  New General Maritime and the other members of the GenMar Group will indemnify and hold harmless Peter Georgiopoulos against any and all costs, expenses, liabilities and losses incurred or suffered by him in connection with any legal proceeding in which he becomes involved by reason of the fact that he is or was a director, officer, employee, consultant or agent of New General Maritime (or any predecessor entity), or is or was serving at the request of, or on behalf of, New General Maritime or any other member of the GenMar Group (or any of their respective predecessor entities) as a director, officer, member, employee, consultant or agent of another entity. New General Maritime will also reimburse Peter Georgiopoulos for the costs and expenses he incurs in connection with any such legal proceeding.

•                  New General Maritime will cover Peter Georgiopoulos under directors’ and officers’ liability insurance at a level, if any, and on terms and conditions, no less favorable to him than the coverage(s) it provides other non-employee directors until such time as suits against him are no longer permitted by law.

•                  If the proposed Arlington transaction has not been consummated by March 31, 2009 or the Merger Agreement is terminated in accordance with its terms, the new letter agreement will be of no force or effect, and the Previous Agreement, as well as the Existing Registration Rights Agreement and the existing Grant Agreements, will continue in full force and effect in accordance with their terms. If the Effective Date occurs, or is anticipated to occur, after December 31, 2008, the parties will negotiate in good faith to adjust the arrangements contemplated under clauses (1) and (2) under the third bullet point above as appropriate to provide for compliance with or exemption from Section 409A of the Code with respect to an Effective Date after December 31, 2008.

On October 27, 2008, the Company’s Board of Directors declared a $0.50 per share dividend that will be payable on or about December 5, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) changes in trading patterns significantly impacting overall tanker tonnage requirements; (x) changes in the typical seasonal variations in tanker charter rates; (xi) changes in the cost of other modes of oil transportation; (xii) changes in oil transportation technology; (xii) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xiv) changes in general domestic and international political conditions; (xv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvi) changes in the itineraries of the Company’s vessels; (xvii) adverse changes in foreign currency exchange rates affecting our expenses; (xviii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels; (xix) the ability to obtain the approval of the Arlington transaction by Arlington’s and our shareholders; (xx) the ability to satisfy conditions to the Arlington transaction on the proposed terms and timeframe; (xxi) the ability to realize the expected benefits of the Arlington transaction to the degree, in the amounts or in the timeframe anticipated; (xxii) the ability to integrate Arlington’s  businesses with ours in a timely and cost-efficient manner; and other factors listed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2007 and our subsequent reports on Form 10-Q and Form 8-K. Our ability to pay dividends in any period will depend upon factors including the satisfaction of certain conditions under our secured credit facility, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.  We do not undertake to update any forward-looking statements as a result of developments occurring after the date of this document.

The following is a discussion of our financial condition and results of operations for the nine months ended September 30, 2008 and 2007. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services and a large mid-sized tanker fleet operator. As of September 30, 2008, our fleet consisted of 21 wholly owned vessels comprised of 10 Aframax vessels and 11 Suezmax tankers, with a total cargo carrying capacity of 2.7 million deadweight tons.

A summary of our completed vessel acquisitions and dispositions during 2006, 2007 and 2008 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Spartiate	Sold	Suezmax	January 5, 2006
Genmar Macedon	Sold	Suezmax	January 6, 2006
Genmar Zoe	Sold	Suezmax	January 14, 2006
Genmar Gabriel	Sold	Aframax	January 23, 2006
Genmar Endurance	Sold	Aframax	March 12, 2006
Genmar Harriet G	Delivered	Suezmax	March 1, 2006
Genmar Pericles	Sold	Aframax	April 4, 2006
Genmar Spirit	Sold	Aframax	April 4, 2006
Genmar Challenger	Sold	Aframax	April 6, 2006
Genmar Champ	Sold	Aframax	April 18, 2006
Genmar Trust	Sold	Aframax	April 18, 2006
Genmar Trader	Sold	Aframax	May 2, 2006
Genmar Hector	Sold	Aframax	May 19, 2006
Genmar Star	Sold	Aframax	May 30, 2006
Genmar Kara G	Delivered	Suezmax	January 15, 2007
Genmar George T	Delivered	Suezmax	August 28, 2007
Genmar St. Nikolas	Delivered	Suezmax	February 7, 2008
Genmar Electra	Acquired	Aframax	October 7, 2008

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

During February 2007, we decided to close our office in London, England, operated by General Maritime Management (UK) LLC, which provided commercial management services for our vessels, due to the large increase in the percentage of our fleet that is on long-term time charter.  This office ceased its commercial management activities during March 2007.  The cost of closing this office, which we classified as a component of general and administrative expense in March 2007, was approximately $0.2 million, and was substantially attributable to employee severance costs.  All of these costs resulted in cash expenditures.  We closed this office during 2008.

On August 5, 2008, we entered into a definitive Agreement and Plan of Merger and Amalgamation (the “Merger Agreement”) with Arlington Tankers Ltd. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of Galileo Holding Corporation (“Galileo Holding”), a newly-formed subsidiary of us and Arlington, will merge with and into us and we will continue as the surviving corporation of the merger.  It also provides that Arlington will amalgamate with a wholly owned subsidiary of Galileo Holding, with the resulting amalgamated company continuing as the surviving entity. As a result of these transactions: (i) we and Arlington will each become a wholly-owned subsidiary of Galileo Holding, which will be renamed “General Maritime Corporation”; and (ii) Arlington’s shareholders will receive one share in Galileo Holding for each Arlington share held, and our shareholders will receive 1.34 shares in Galileo Holding for each of our shares held. Upon consummation of these transactions, shareholders of Arlington will hold approximately 27% of the outstanding common stock of Galileo Holding and our shareholders will hold approximately 73% of the outstanding common stock of Galileo Holding. The Merger Agreement is subject to approval by our shareholders and Arlington’s shareholders and other conditions. We expect the transaction to be completed by the end of the fourth quarter of 2008, but cannot be certain that it will be completed during that timeframe, or at all.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended		Nine months ended
INCOME STATEMENT DATA	September-08	September-07	September-08	September-07
(Dollars in thousands, except per share data)
Voyage revenues	$82,292	$56,115	$236,815	$187,078
Voyage expenses	13,465	7,018	37,750	25,106
Direct vessel expenses	15,693	12,690	46,515	35,275
General and administrative expenses	10,359	9,935	34,714	35,070
Depreciation and amortization	14,212	12,532	41,292	37,076
Loss on disposal of vessel equipment	85	184	1,180	349
Total operating expenses	53,814	42,359	161,451	132,876
Operating income	28,478	13,756	75,364	54,202
Net interest expense	6,448	7,582	19,904	15,120
Other expense (income)	(1,444)	(4,758)	14,116	(295)
Net income	$23,474	$10,932	$41,344	$39,377
Basic earnings per share	$0.81	$0.36	$1.43	$1.29
Diluted earnings per share	$0.79	$0.35	$1.39	$1.25
Weighted average shares outstanding, thousands	28,958	30,317	28,957	30,636
Diluted average shares outstanding, thousands	29,815	31,107	29,788	31,447

BALANCE SHEET DATA, at end of period			September-08	December-07
(Dollars in thousands)
Cash			$61,790	$44,526
Current assets, including cash			101,115	82,494
Total assets			875,910	835,035
Current liabilities			42,768	35,502
Total long-term debt			611,000	565,000
Shareholders’ equity			218,313	228,657

OTHER FINANCIAL DATA	September-08	September-07	September-08	September-07
(dollars in thousands, except average daily results)
Net cash provided by operating activities	36,330	18,510	88,808	79,631
Net cash used by investing activities	(1,404)	(38,353)	(54,183)	(80,601)
Net cash (used) provided by financing activities	(15,624)	15,246	(17,729)	(74,135)
Capital expenditures
Vessel (purchases) sales, including deposits	(135)	(36,338)	(47,535)	(77,298)
Drydocking or capitalized survey or improvement costs	(3,995)	(1,896)	(8,844)	(4,633)
Weighted average long-term debt	611,000	508,315	604,927	369,084

OTHER DATA
EBITDA (1)	44,134	31,046	102,540	91,573

FLEET DATA
Total number of vessels at end of period	21	20	21	20
Average number of vessels (2)	21.0	19.4	20.9	19.1
Total vessel operating days for fleet (3)	1,828	1,627	5,427	4,908
Total time charter days for fleet	1,441	1,274	4,100	3,491
Total spot market days for fleet	387	353	1,327	1,417
Total calendar days for fleet (4)	1,932	1,781	5,716	5,205
Fleet utilization (5)	94.6%	91.4%	94.9%	94.3%

AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$37,651	$30,177	$36,681	$33,002
Direct vessel operating expenses per vessel (7)	8,123	7,125	8,138	6,777

	Three months ended		Nine months ended
	September-08	September-07	September-08	September-07
EBITDA Reconciliation
Net Income	$23,474	$10,932	$41,344	$39,377
+ Net interest expense (income)	6,448	7,582	19,904	15,120
+ Depreciation and amortization	14,212	12,532	41,292	37,076
EBITDA	$44,134	$31,046	$102,540	$91,573

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and nine months ended September 30, 2008 and 2007 is set forth in the table below.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	22.8%	25.8%	23.4%	21.8%
General and administrative expenses	15.1%	20.2%	17.4%	21.7%
Depreciation and amortization	20.6%	25.5%	20.7%	22.9%
Loss on disposal of vessel equipment	0.1%	0.4%	0.6%	0.2%
Operating income	41.4%	28.1%	37.9%	33.4%
Net interest (expense)/ income	-9.4%	-15.4%	-10.0%	-9.3%
Other (expense)/ income	2.1%	9.7%	-7.1%	0.2%
Net income	34.1%	22.4%	20.8%	24.3%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands, except share data)	2008	2007	2008	2007

Voyage revenues	$82,292	$56,115	$236,815	$187,078
Voyage expenses	(13,465)	(7,018)	(37,750)	(25,106)
Net voyage revenues	$68,827	$49,097	$199,065	$161,972

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

VOYAGE REVENUES- Voyage revenues increased by $26.2 million, or 46.6%, to $82.3 million for the three months ended September 30, 2008 compared to $56.1 million for the prior year period. This increase is primarily due to higher rates attained on our vessels operating in the spot market during the 2008 period.  This increase is also due to the 12.4% increase in the number of vessel operating days during the three months ended September 30, 2008 to 1,828 days from 1,627 days in the prior year period, attributable to an increase in the size of our fleet as well as a higher utilization rate during the 2008 period. The average size of our fleet increased to 21.0 vessels (or 10.0 for our Aframax vessels and 11.0 for our Suezmax vessels) during the three months ended September 30, 2008 compared to 19.4 (or 10.0 for our Aframax vessels and 9.4 for our Suezmax vessels) during the prior year period.  This increase is attributable to the completion of construction of two Suezmax tankers in August 2007 and February 2008 at which time they joined our fleet.

VOYAGE EXPENSES- Voyage expenses increased $6.5 million, or 91.9%, to $13.5 million for the three months ended September 30, 2008 compared to $7.0 million for the prior year period. This increase in voyage expenses is primarily attributable to higher fuel costs incurred during the 2008 period.  Fuel costs increased by 49% per spot voyage day during the three months ended September 30, 2008 compared to the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the three months ended September 30, 2008, the number of days our vessels operated under spot charters increased by 9.6% to 387 days (or 302 days for our Aframax vessels and 85 days for our Suezmax vessels) from 353 days (261 days Aframax, 92 days Suezmax) during the prior year period.  Voyage expenses are expected to increase during 2008 as compared to 2007 due to increases in fuel costs during 2008 as compared to 2007.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $19.7 million, or 40.2%, to $68.8 million for the three months ended September 30, 2008 compared to $49.1 million for the prior year period.   Approximately $7.6 million of this increase is the result of a 12.4% increase in vessel operating days during the three months ended September 30, 2008 compared to the prior year period.  The remaining $12.1 million is the result of a 24.8% increase in our average TCE rates to $37,651 during the three months ended September 30, 2008 compared to $30,177 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended September 30,		Increase
	2008	2007	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$17,529	$14,140	$3,389	24.0%
Suezmax	34,105	28,516	5,589	19.6%
Total	51,634	42,656	8,978	21.0%

Spot charter:
Aframax	11,846	4,708	7,138	151.6%
Suezmax	5,347	1,733	3,614	208.5%
Total	17,193	6,441	10,752	166.9%

TOTAL NET VOYAGE REVENUE	$68,827	$49,097	$19,730	40.2%

Vessel operating days:
Time charter:
Aframax	526	508	18	3.5%
Suezmax	915	766	149	19.5%
Total	1,441	1,274	167	13.1%

Spot charter:
Aframax	302	261	41	15.7%
Suezmax	85	92	(7)	-7.6%
Total	387	353	34	9.6%
TOTAL VESSEL OPERATING DAYS	1,828	1,627	201	12.4%
AVERAGE NUMBER OF VESSELS	21.0	19.4	1.6	8.2%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$33,325	$27,836	$5,489	19.7%
Suezmax	$37,274	$37,227	$47	0.1%
Combined	$35,832	$33,482	$2,350	7.0%

Spot charter:
Aframax	$39,224	$18,039	$21,185	117.4%
Suezmax	$62,903	$18,835	$44,068	234.0%
Combined	$44,425	$18,246	$26,179	143.5%

TOTAL TCE	$37,651	$30,177	$7,474	24.8%

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $3.0 million, or 23.7%, to $15.7 million for the three months ended September 30, 2008 compared to $12.7 million for the prior year period.  The Company incurred higher crewing costs during the three months ended September 30, 2008 as compared to the prior year period which reflects higher crew wages in 2008 due primarily to wage increases given to crews commencing during the third quarter of 2008 as well as exchange rates and a substantially higher portion of crew wages paid in Euros during the 2008 period as compared to the prior year period.  This increase is also associated with higher repair costs during the three months ended September 30, 2008 relating to additional expenses of spare parts purchases and their delivery costs as well as costs associated with tank cleaning of several vessels pursuant to tank inspections required by charterers, as well as higher insurance costs.  In addition, we had an 8.2% increase in the size of our fleet to 21.0 vessels (10.0 Aframax, 11.0 Suezmax) during 2008 compared to 19.4 vessels (10.0 Aframax, 9.4 Suezmax) during the prior year period.  On a daily basis, direct vessel expenses per vessel increased by $997, or 14.0%, to $8,122 ($8,034 Aframax, $8,203 Suezmax) for the three months ended September 30, 2008 compared to $7,125

($7,305 Aframax, $6,933 Suezmax) for the prior year period. This increase in daily cost during the three months ended September 30, 2008 as compared to the prior year period is primarily due to higher crew costs, higher repair costs and higher insurance costs as described above.

We anticipate that direct vessel expenses will increase during 2008 as compared to 2007 primarily due to the increase in the average size of our fleet during 2008 as compared to 2007 and higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2008 primarily due to higher crew costs.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses increased by $0.4 million, or 4.3%, to $10.4 million for the three months ended September 30, 2008 compared to $10.0 million for the prior year period.  Reflected in general and administrative expenses are the following offsetting changes:

•                                               During the three months ended September 30, 2008, we incurred $0.3 million of increases in the cost of operating our technical management office in Portugal as compared to the prior year period due to increased staffing levels and expanded infrastructure.

•                                               During the three months ended September 30, 2008, we had a $0.2 million increase in bonuses to New York based employees as compared to the prior year.

•                                               During the three months ended September 30, 2008, we had a $0.1 million decrease in travel related costs associated with timing of corporate events as compared to the prior year.

The Company anticipates general and administrative costs for the fourth quarter of 2008 to be approximately $11.5 million.  This estimate excludes all costs relating to the consummation of the proposed Arlington transaction.  Subject to the consummation of the proposed Arlington transaction, Peter Georgiopoulos will be entitled to receive $22 million as consideration for terminating his existing employment and severance arrangements and New General Maritime will guarantee him $8 million as a bonus for 2008.  Such costs would be included in General and administrative expense during the quarter in which the proposed Arlington transaction closes, which we expect to be the fourth quarter of 2008.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $1.7 million, or 13.4%, to $14.2 million for the three months ended September 30, 2008 compared to $12.5 million for the prior year period. Vessel depreciation was $10.6 million during the three months ended September 30, 2008 compared to $9.4 million during the prior year period.  This increase is primarily due to depreciation of the Genmar George T and Genmar St. Nikolas which joined our fleet in August 2007 and February 2008, respectively.

Amortization of drydocking increased by $0.4 million, or 14.2%, to $2.8 million for the three months ended September 30, 2008 compared to $2.5 million for the prior year period. This increase reflects amortization associated with the $11.8 million of drydock costs capitalized during the year ended December 31, 2007, as well as acceleration of amortization of one drydock that has been rescheduled to an earlier date.

Depreciation and amortization for the fourth quarter of 2008 is expected to be approximately the same as depreciation and amortization experienced during the three months ended September 30, 2008.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT—During the three months ended September 30, 2008 and 2007, respectively we incurred losses associated with the disposal of certain vessel equipment of $0.1 million and $0.2 million, respectively.

NET INTEREST EXPENSE- Net interest expense for the three months ended September 30, 2008 was $6.4 million compared to net interest expense of $7.6 million for the prior year period.  This decrease is attributable to the lower interest rates during the three months ended September 30, 2008 on the Company’s floating rate indebtedness as compared to the prior year period, partially offset by greater outstanding indebtedness during the three months ended September 30, 2008 compared to the prior year period.

OTHER INCOME – Other income for the three months ended September 30, 2008 was $1.4 million and consisted primarily of a realized loss on our freight derivatives of $1.2 million and an unrealized gain on our freight derivatives of $2.6 million.  Other income for the three months ended September 30, 2007 was $4.7 million and consisted primarily of a realized gain on our freight derivative of $1.2 million and by an unrealized gain on our freight derivative of approximately $3.4 million.

NET INCOME- Net income was $23.5 million for the three months ended September 30, 2008 compared to net income of $10.9 million for the prior year period.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

VOYAGE REVENUES-Voyage revenues increased by $49.7 million, or 26.6%, to $236.8 million for the nine months ended September 30, 2008 compared to $187.1 million for the prior year period.  This increase is primarily due to higher rates attained on our vessels operating in the spot market during the 2008 period.  This increase is also attributable to a 10.6% increase in vessel operating days to 5,427 days for the nine months ended September 30, 2008 from 4,908 days for the prior year period.  During the nine months ended September 30, 2008, the average size of our fleet increased by 9.4% to 20.9 vessels (10.0 Aframax, 10.9 Suezmax) compared to 19.1 vessels (10.0 Aframax, 9.1 Suezmax) during the prior year period.

VOYAGE EXPENSES-Voyage expenses increased $12.6 million, or 50.4%, to $37.7 million for the nine months ended September 30, 2008 compared to $25.1 million for the prior year period.  This increase in voyage expenses is primarily attributable to higher fuel costs incurred during the 2008 period.  Fuel costs increased by 56% per spot voyage day during the nine months ended September 30, 2008 compared to the prior year period. This increase is partially offset by a decrease in spot voyage days, which decreased by 6.4% to 1,327 days (1,065 days Aframax, 262 days Suezmax) during the nine months ended September 30, 2008 from 1,417 days (935 days Aframax, 432 days Suezmax) during the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $37.1 million, or 22.9%, to $199.1 million for the nine months ended September 30, 2008 compared to $162.0 million for the prior year period. Approximately $19.0 million of this increase is the result of a 10.6% increase in vessel operating days during the nine months ended September 30, 2008 compared to the prior year period.  The remaining $18.1 million is the result of an 11.1% increase in our average TCE rates to $36,681 during the nine months ended September 30, 2008 compared to $33,002 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Nine months ended September 30,		Increase
	2008	2007	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$45,603	$46,313	$(710)	-1.5%
Suezmax	100,266	71,319	28,947	40.6%
Total	145,869	117,632	28,237	24.0%

Spot charter:
Aframax	41,650	28,978	12,672	43.7%
Suezmax	1 1,546	15,362	(3,816)	-24.8%
Total	53,196	44,340	8,856	20.0%

TOTAL NET VOYAGE REVENUE	$199,065	$161,972	$37,093	22.9%

Vessel operating days:
Time charter:
Aframax	1,410	1,572	(162)	-10.3%
Suezmax	2,690	1,919	771	40.2%
Total	4,100	3,491	609	17.4%

Spot charter:
Aframax	1,065	935	130	13.9%
Suezmax	262	482	(220)	-45.6%
Total	1,327	1,417	(90)	-6.4%

TOTAL VESSEL OPERATING DAYS	5,427	4,908	519	10.6%
AVERAGE NUMBER OF VESSELS	20.9	19.1	1.8	9.4%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$32,343	$29,461	$2,882	9.8%
Suezmax	$37,273	$37,165	$108	0.3%
Combined	$35,578	$33,696	$1,882	5.6%

Spot charter:
Aframax	$39,108	$30,993	$8,115	26.2%
Suezmax	$44,068	$31,872	$12,196	38.3%
Combined	$40,087	$31,292	$8,795	28.1%

TOTAL TCE	$36,681	$33,002	$3,679	11.1%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $11.2 million, or 31.9%, to $46.5 million for the nine months ended September 30, 2008 compared to $35.3 million for the prior year period.  This increase is primarily due to an increase in direct vessel expenses per vessel day during the nine months ended September 30, 2008 compared to the prior year period.  The Company incurred higher crewing costs during the nine months ended September 30, 2008 as compared to the prior year period which reflects higher crew wages in 2008 due in part to exchange rates and a substantially higher portion of crew wages paid in Euros during the 2008 period as compared to the prior year period, as well as additional wage increases given to crews commencing during the third quarter of 2008. This increase is also associated with higher repair costs during the nine months ended September 30, 2008 associated with significant repairs including fuel consumed during the repair period on three of the Company’s Aframax vessels, as well as additional expenses of spare parts purchases and their delivery costs and costs associated with tank cleaning of several vessels pursuant to tank inspections required by charterers during the nine months ended September 30, 2008 compared to the prior year period.  Lubricating costs were also higher during the nine months ended September 30, 2008 compared to the prior year period associated with higher petroleum product costs.  In addition, the Company recognized an expense of $1.3 million during the 2008 period relating to a general average claim associated with a Suezmax vessel.  On a daily basis, direct vessel expenses per vessel increased by $1,361, or 20.1%, to $8,138 (or $8,082 for our Aframax vessels and $8,189 for our Suezmax vessels) for the nine months ended September 30, 2008 compared to $6,777 (or $6,849 for our Aframax vessels and $6,698 for our Suezmax vessels) for the prior year period.  This increase in daily cost during the nine months ended September 30, 2008 compared to the prior year period relates to higher crew costs, repair costs, lubricating oil costs and insurance costs as described above.   Also contributing to the increase in overall direct vessel expenses is a 9.4% increase in the average size of our fleet to 20.9 vessels (10.0 Aframax, 10.9 Suezmax) during the nine months ended September 30, 2008 compared to 19.1 vessels (10.0 Aframax, 9.1 Suezmax) during the prior year period.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses decreased by $0.4 million, or 1.0%, to $34.7 million for the nine months ended September 30, 2008 compared to $35.1 million for the prior year period. This decrease reflects the following:

(a) A $2.7 million decrease in professional fees during the nine months ended September 30, 2008 compared to the prior year period principally due to a $2.0 million fee for financial advisory services received during the nine months ended September 30, 2007 in connection with our determination to pay a special dividend.

(b) A $2.6 million increase in compensation costs associated with New York based employees during the nine months ended September 30, 2008, which includes increases for the 2008 period as compared to the prior year period of $1.2 million of severance costs, $0.7 million in office bonuses, and $0.4 million of restricted stock compensation.

(c) A $0.3 million decrease during the nine months ended September 30, 2008 compared to the prior year in the cost of operating our office in London, which ceased its commercial management activities during March 2007.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $4.2 million, or 11.4%, to $41.3 million for the nine months ended September 30, 2008 compared to $37.1 million for the prior year period. Vessel depreciation increased by $3.4 million to $30.9 million during the nine months ended September 30, 2008 compared to $27.5 million during the prior year period.  This increase is primarily due to the additions to our fleet of the Kara G in January 2007, the George T in August 2007 and the Genmar St. Nikolas in February 2008.

Depreciation of vessel equipment increased by $0.7 million, or 76.2%, to $1.6 million during the nine months ended September 30, 2008 compared to $0.9 million during the prior year period.  This increase relates to depreciation during the 2008 period of additions to vessel equipment of $3.9 million during the year ended December 31, 2007.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT— During the nine months ended September 30, 2008 and 2007, we incurred losses associated with the disposal of certain vessel equipment of $1.2 million and $0.3 million, respectively.

NET INTEREST EXPENSE-Net interest expense was $19.9 million for the nine months ended September 30, 2008 compared to $15.1 million for the prior year period.  This increase is attributable to the increase in outstanding borrowings under our 2005 Credit Facility during 2007, partially offset by lower interest rates during the nine months ended September 30, 2008 on the Company’s floating rate indebtedness as compared to the prior year period.

OTHER INCOME (EXPENSE) – Other expense for the nine months ended September 30, 2008 was $14.1 million and consisted primarily of a realized loss on the our freight derivatives of $10.1 million, an unrealized loss on our freight derivatives of $4.1 million, and realized gains on our bunker derivatives of $0.3 million.  Other income for the nine months ended September 30, 2007 was $0.3 million and consisted primarily of a realized loss on the our freight derivative of $0.1 million and an unrealized gain on our freight derivative of $0.3 million.

NET INCOME-Net income was $41.3 million for the nine months ended September 30, 2008 compared to net income of $39.4 million for the prior year period.

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

On October 20, 2008, in connection with the proposed Arlington transaction, we entered into an Amended and Restated Credit Agreement, or the amended credit agreement, among us, Galileo Holding Corporation (to be renamed General Maritime Corporation) (“New General Maritime”), the lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent, and Nordea Bank Finland PLC, New York Branch, HSH Nordbank AG, and DNB Nor Bank ASA, New York Branch, as Joint Lead Arrangers and Joint Book Runners. Under the amended credit agreement, among other things, if the proposed Arlington transaction is consummated and we have taken the required actions described below, then our existing 2005 Credit Agreement, as amended to date, will be amended and restated in its entirety. Among other conditions, New General Maritime is required to pledge our common stock, deliver amended vessel mortgages and complete other definitive documentation in order for the amended credit agreement to become effective. The amendment and restatement reflects the following changes:

•                  we will pay a non-refundable upfront fee in an amount equal to 0.10% of the amount of each lender’s commitment for each lender who executes the amended credit agreement, which fee shall be earned by, and payable, to each of the commitment parties on the closing date of the proposed transaction;

•                  the definition of the term “EBITDA,” as used in the financial covenants, will be revised to give pro forma effect to the proposed transaction;

•                  the applicable margin will be increased to 100 basis points without any other adjustments;

•                  New General Maritime will provide a guarantee and will pledge its equity interest in us;

•                  the covenants in the amended credit agreement will generally apply to New General Maritime and all of its subsidiaries (including us, Arlington and our and their respective subsidiaries);

•                  all financial covenants in the amended credit agreement will be tested with respect to New General Maritime and its subsidiaries on a consolidated basis;

•                  the shareholder payments covenant will apply to dividends and other distributions, including stock buy-backs, in respect of shares of New General Maritime common stock, and will permit us, as a subsidiary of New General Maritime, to pay dividends to New General Maritime;

•                  the portion of the dividend covenant that currently allows us to pay dividends at a rate of up to $0.50 per common share per quarter will allow New General Maritime to pay dividends on shares of its common stock at up to the same rate, which represents our current target rate but will be permitted to be paid on the greater number of shares outstanding as a result of the proposed Arlington transaction;

•                  the portion of the dividend covenant that currently allows us to pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed the sum of $150 million plus 50% of cumulative net excess cash flow after February 16, 2007 will allow New General Maritime to pay such additional dividends in an aggregate amount not to exceed the sum of $150 million plus 50% of cumulative net excess cash flow after January 1, 2007; and

•                  certain representations and warranties will be revised to reflect changes, including the structure of the resulting entities, following the consummation of the proposed Arlington transaction.

If the proposed Arlington transaction is not consummated or the other conditions precedent to closing described above are not satisfied, our 2005 Credit Agreement, as amended, will remain in effect until its scheduled maturity in 2012.

We expect to fund any other obligations in connection with the Arlington transaction with cash from operations and borrowings under our 2005 Credit Facility.

Although both we and Arlington have received the support of our respective existing bank lenders and have received preliminary approvals to roll-over our respective debt facilities in our proposed transaction with Arlington, we may undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the incurrence of additional debt or the issuance of additional equity. Our access to the capital markets is dependent upon, among other things, the ability and willingness of financial institutions to extend credit on terms that are acceptable to us and the degree of success we have in realizing adequate operating results. Future liquidity requirements, or the failure of financial institutions and the consequent delay in accessing or inability to access cash deposits and other liquid assets, also may make it necessary for us to incur additional indebtedness. A substantial portion of our assets is subject to liens securing our indebtedness. As a result, we are limited in our ability to mortgage or pledge our remaining assets as security for additional secured indebtedness. Our inability to access the capital markets or incur additional indebtedness in the future could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, reducing or eliminating dividend payments, selling additional assets or restructuring existing debt.

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

Quarter ended	Paid date	Per share amount		Amount
				(million)
March 31, 2005	June 13, 2005	$1.77		$68.4
June 30, 2005	September 7, 2005	$0.84		$32.5
September 30, 2005	December 13, 2005	$0.25		$9.5
	dividends declared and paid- 2005	$2.86

December 31, 2005	March 17, 2006	$2.00		$68
March 31, 2006	June 5, 2006	$1.43		$47.7
June 30, 2006	September 8, 2006	$0.66		$21.7
September 30, 2006	December 14, 2006	$0.71		$23
	dividends declared and paid- 2006	$4.80

December 31, 2006	March 23, 2007	$0.62		$20.3
December 31, 2006	March 23, 2007	$15.00	(1)	$486.5
March 31, 2007	May 31, 2007	$0.50		$16.4
June 30, 2007	August 31, 2007	$0.50		$16.4
September 30, 2007	November 30, 2007	$0.50		$15.9
	dividends declared and paid- 2007	$17.12

December 31, 2007	March 28, 2008	$0.50		$15.6
March 31, 2008	May 30, 2008	$0.50		$15.7
June 30, 2008	August 1, 2008	$0.50		$15.6
	dividends declared and paid- 2008	$1.50

(1) Denotes a special dividend.

We also announced on February 21, 2007 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.50 per share per quarter or $2.00 per share each year, starting with the first quarter of 2007. We intend to declare dividends in April, July, October and February of each year.  On October 27, 2008, our Board of Directors declared a $0.50 per share dividend that will be payable on or about December 5, 2008.

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

Through September 30, 2008, we acquired 8,828,813 shares of our common stock for $292.9 million using borrowings under our credit facility and funds from operations. All of these shares have been retired.  During the nine months ended September 30, 2008, we repurchased 711,300 shares of our common stock for $16.4 million (average per share purchase price of $23.03) pursuant to our share repurchase program.

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

During the nine months ended September 30, 2008 and 2007, we paid dividends of $46.9 million and $539.6 million, respectively.  Included in the dividends paid during the nine months ended September 30, 2007 is a special dividend of $15 per share of $486.5 million which was permitted under the February 2007 amendment to the 2005 Credit Facility.

The 2005 Credit Facility, as amended, provides a four year nonamortizing revolving loan with semiannual reductions of $50.1 million beginning October 26, 2009 and a bullet reduction of $599.6 million at the end of year seven. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of September 30, 2008, we have outstanding letters of credit aggregating $8.0 million which expire between October 2008 and October 2009, leaving $42.0 million available to be issued. At September 30, 2008, we have an undrawn balance of $281.0 million under our 2005 Credit Facility.  However, given our cash and outstanding indebtedness as of September 30, 2008 and our EBITDA (as defined in the amended Credit Agreement as net income before net interest expense, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business; this definition differs from the one used by management as set forth in ITEM 2) for the 12 months ended September 30, 2008, we are prohibited under the EBITDA covenant (see below) from borrowing more than $225.9 million.

The 2005 Credit Facility carries an interest rate of LIBOR plus 75 basis points (or, depending on our long term foreign issuer credit rating and leverage ratio, 100 basis points) on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of September 30, 2008 and December 31, 2007, $611 million and $565 million, respectively, of the facility were outstanding. The facility is collateralized by our 21 double-hull vessels, with a carrying value as of September 30, 2008 of $717.9 million, as well as our equity interests in our subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels or which has otherwise guaranteed our Senior Notes also provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.

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

As of September 30, 2008, we believe we are in compliance with all of the financial covenants under our 2005 Credit Facility, as amended.

Interest rates during the nine months ended September 30, 2008 ranged from 3.19% to 5.63% on the 2005 Credit Facility.

Based on borrowings as of September 30, 2008, none of the $611 million outstanding under the 2005 Credit Facility is due until 2012.

Interest expense under all of the Company’s 2005 Credit Facility and Senior Notes aggregated $19.6 million and $16.2 million for the nine months ended September 30, 2008 and 2007, respectively.

On October 20, 2008, in connection with the proposed Arlington transaction, we entered into the amended credit agreement. Under the amended credit agreement, among other things, if the proposed Arlington transaction is consummated and we have taken the required actions described below, then our existing 2005 Credit Agreement, as amended to date, will be amended and restated in its entirety. Among other conditions, New General Maritime is required to pledge our common stock, deliver amended vessel mortgages and complete other definitive documentation in order for the amended credit agreement to become effective. The amendment and restatement reflects the changes described under the heading “Liquidity and Capital Resources — Sources and Uses of Funds; Cash Management.” If the proposed Arlington transaction is not consummated or the other conditions precedent to closing described above are not satisfied, our 2005 Credit Agreement, as amended, will remain in effect until its scheduled maturity in 2012.

Cash and Working Capital

Cash increased to $61.8 million as of September 30, 2008 compared to $44.5 million as of December 31, 2007. Working capital is current assets minus current liabilities. Working capital was $58.3 million as of September 30, 2008 compared to $47.0 million as of December 31, 2007.

Cash Flows Provided By Operating Activities

Net cash provided by operating activities increased 11.5% to $88.8 million for the nine months ended September 30, 2008, compared to $79.6 million for the prior year period.  This increase is primarily attributable to decreases in net income before depreciation and amortization for the nine months ended September 30, 2008 compared to the prior year period.  Net income was $41.3 million for the nine months ended September 30, 2008 compared to $39.4 million for the prior year period.  Depreciation and amortization was $41.3 million during the nine months ended September 30, 2008 compared to $37.1 million during the prior year period.

Cash Flows Used By Investing Activities

Net cash used by investing activities was $54.2 million for the nine months ended September 30, 2008 compared to $80.6 million of net cash used by investing activities for the prior year period.  The change in cash used by investing activities relates primarily to the following:

•                  During the nine months ended September 30, 2008 we made payments of $13.8 million associated with a 10% deposit on two Aframax tankers we expect to acquire later in 2008.

•                  During the nine months ended September 30, 2008, we made payments related to vessel construction in progress of $33.8 million (including $0.1 million of capitalized interest).  During the nine months ended September 30, 2007, we made payments related to vessel construction in progress of $77.3 million (including $2.0 million of capitalized interest).

•                  During the nine months ended September 30, 2008 and 2007, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $6.6 million and $3.3 million, respectively.

Cash Flows Used By Financing Activities

Net cash used by financing activities was $17.7 million for the nine months ended September 30, 2008 compared to $74.1 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  During the nine months ended September 30, 2008 and 2007 we borrowed a net amount of $46.0 million and $495.0 million, respectively, of revolving debt associated with our 2005 Credit Facility.

•                  During the nine months ended September 30, 2008 we paid $16.4 million to acquire and retire 711,300 shares of our common stock.

•                  During the nine months ended September 30, 2008 we paid $46.9 million of dividends to our shareholders compared to $539.6 million paid during the prior year period.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the nine months ended September 30, 2008, we paid $8.8 million of drydock related costs, including $2.0 million relating to a drydock that began in 2007. For the year ending December 31, 2008, we anticipate that we will capitalize costs associated with drydocks on two vessels. We estimate that the expenditures to complete drydocks scheduled during 2008 will aggregate approximately $7 million to $8 million, of which $6.8 million was incurred during the nine months ended September 30, 2008.  In addition, the Company anticipates that it will have 7 offhire days associated with drydocking between October 2008 and December 2008. The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

The United States ratified Annex VI effective in October 2008.  This Annex relates to emission standards for Marine Engines in the areas of particulate matter, NOx and SOx and establishes Emission Control Areas.  The emission program is intended to reduce air pollution from ships by establishing a new tier of performance-based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air-quality problems.  On October 10, 2008, the International Maritime Organization adopted a new set of amendments to Annex VI.  These new rules/amendments will affect vessels built after the year 2000 and could affect vessels built between 1990 and 2000.  The Company may incur costs to comply with these newly defined standards.

Capital Improvements

For the year ending December 31, 2008, we have budgeted approximately $3.5 million for capital projects relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. During the nine months ended September 30, 2008, we capitalized $3.7 million relating to such projects.

Vessel Acquisitions

The last Suezmax vessel of the four Suezmax newbuilding contracts we acquired in June 2004 was delivered to us during February 2008.  During the nine months ended September 30, 2008, we paid $33.4 million to the shipyard as the final installment on the construction of the vessel associated with these contracts.

On May 9, 2008, the Company agreed to acquire two double-hull Aframax vessels built in 2002 from Euronav NV or its affiliates for an aggregate purchase price of $137 million.  One of these Aframax vessels was delivered in October 2008, and the other Aframax vessel is expected to be delivered in December 2008.  The Company plans to finance the acquisition through borrowings under its 2005 Credit Facility and cash from operations.  Upon completion of this acquisition, the Company’s fleet will consist of 12 Aframax tankers and 11 Suezmax tankers, with a total carrying capacity of approximately 2.9 million dwt.  In addition, this acquisition will reduce the average age of our Aframax fleet by over one year.

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

The following is a tabular summary of our future contractual obligations as of September 30, 2008 for the categories set forth below (dollars in millions):

	Total	2008 (2)	2009	2010	2011	2012	Thereafter
2005 Credit Facility	$611.0	$—	$—	$—	$—	$611.0	$—
Interest expense (1)	115.3	7.2	28.7	28.5	27.7	23.2	—
Aircraft lease	0.5	0.4	0.1	—	—	—	—
Senior officer employment agreements	1.2	0.5	0.7	—	—	—	—
Office leases	17.4	0.4	1.3	1.3	1.4	1.4	11.6
Total commitments	$745.4	$8.5	$30.8	$29.8	$29.1	$635.6	$11.6

(1)            Future interest payments on our 2005 Credit Facility are based on our current outstanding balance of $611 million using a current 3-month LIBOR rate of 3.75%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)            Denotes the three month period from October 1, 2008 to December 31, 2008.

Off-Balance-Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index.  The BITR averages rates received in the spot market by cargo type and trade route.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. The Company considers all of these contracts to be speculative.  At September 30, 2008, these freight derivatives had an aggregate notional value of $3.5 million, which is an aggregate of both long and short positions. The net fair value of $0.5 million at September 30, 2008 of these freight derivatives relating to the Company’s open positions was settled as of September 30, 2008 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $2.4 million relating to the Company’s open positions for the nine months ended September 30, 2008.  In addition, the Company incurred a realized gain of $0.3 million with respect to the Company’s closed positions during the nine months ended September 30, 2008.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter.  This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. We use this freight derivative contract as an economic hedge, but have not designated it as a hedge for accounting purposes. As such, changes in the fair value of this contract are recorded to our statement of operations as Other income or expense in each reporting period.  As of September 30, 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in a liability to the Company of $4.2 million.  The Company recorded an unrealized loss of $4.1 million for the nine months ended September 30, 2008, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $8.1 million for the nine months ended September 30, 2008, which is classified as Other income (expense) on the statement of operations.

Foreign currency.  During the nine months ended September 30, 2008, the Company purchased call options to purchase Euros, none of which are open as of September 30, 2008.  The Company uses these currency options as an economic hedge, but has not designated them as a hedge for accounting purposes.  The Company paid an aggregate of $0.1 million for these options, which is recorded as a realized loss for the nine months ended September 30, 2008 and is classified as Other income (expense) on the statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract will settle on a net basis at the end of each calendar month starting in July 2008 and ending September 2008 based on the average daily closing prices for these commodities for each month.  Because this contract expired on September 30, 2008, the fair value of this contract is $0.  During the nine months ended September 30, 2008, the Company recognized a realized gain of $0.1 million, which is classified as Other income (expense) on the statement of operations.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, the

Company was to pay the counterparty; to the extent the spread is greater than $11.44/MT the Company was to collect from the counterparty.  Because this contract expired on June 30, 2008, the fair value of this contract is $0.  During the nine months ended September 30, 2008, the Company recognized a realized gain of $0.2 million which is classified as Other income (expense) on the statement of operations.

The Company considers all of these fuel derivative contracts to be speculative.

Interest rates.  On September 30, 2008, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $275 million, the details of which are as follows (notional amounts in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty

$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank

The ineffective portion of the hedge resulting in a gain of $49,000 for the nine months ended September 30, 2008 is recorded as a component of Other income (expense) on the statement of operations.

Related Party Transactions

During the fourth quarter of 2000, the Company loaned $486,000 to Peter C. Georgiopoulos. This loan does not bear interest and is due and payable on demand. The full amount of this loan was outstanding as of September 30, 2008.

During the nine months ended September 30, 2008 and 2007, the Company incurred fees for legal services aggregating $23,000 and $64,000, respectively, to the father of Peter C. Georgiopoulos, of which none of this balance remains outstanding as of September 30, 2008 and December 31, 2007.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft and other expenses totaling $252,000, during the nine months ended September 30, 2008 and similar expenses totaling $119,000 for the nine months ending September 30, 2007.  Peter C. Georgiopoulos is a director of Genco. The balance due from Genco of $41,000 and $66,000 remains outstanding as of September 30, 2008 and December 31, 2007, respectively.

During the nine months ended September 30, 2008 and 2007, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $100,000 and $93,000, respectively, based on actual time spent by the employee, of which the balance due to Genco of $34,000 and $61,000 remains outstanding as of September 30, 2008 and December 31, 2007, respectively.

During the nine months ended September 30, 2008 and 2007, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers to the Company’s vessels aggregating $1,130,000 and $402,000, respectively. At September 30, 2008 no balance remains outstanding. At December 31, 2007, $33,000 of this balance remained outstanding.  During the nine months ended September 30, 2008 and 2007 Aegean has incurred travel related expenditures for use of the Company aircraft totaling $0 and $98,000, respectively. At September 30, 2008 and December 31, 2007, none of this balance remained outstanding.  During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios joined the board of directors of Aegean.  In August 2007, the investment vehicle was dissolved and the shares of Aegean held by the investment vehicle were distributed to Messrs. Georgiopoulos and Tavlarios.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives may, subject to approval from the Company’s Chairman/ Chief Executive Officer, charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive will be the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes will be monitored from time to time by the Audit Committee. During the nine months ended September 30, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $220,000 directly to the third-party charterer. During the nine months ended September 30, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $113,000 directly to the third-party charterer. As of September 30, 2008 and December 31, 2007, $200,000 and $0, respectively, of the balance remained outstanding.

As we previously announced, on October 24, 2008, in connection with the proposed Arlington transaction, we and Galileo Holding entered into a new letter agreement with Peter Georgiopoulos. Pursuant to its terms, the new letter agreement will be effective as of the date on which the effective time of the proposed Arlington transaction occurs (the “Effective Date”), and contingent upon and subject to the consummation of the proposed Arlington transaction, and, among other things: the employment letter agreement, dated April 5, 2005, between us and Peter Georgiopoulos will terminate upon the Effective Date (and Peter Georgiopoulos will step down as President and CEO); and Peter Georgiopoulos will serve as Chairman of the Board of Directors of the new combined company (“New General Maritime”) for three years following the Effective Date, or earlier if he is not nominated to such position or if New General Maritime’s shareholders decline to re-elect him to, or remove him from, the New General Maritime Board of Directors; New General Maritime will pay Peter Georgiopoulos $22 million as consideration for terminating the employment and severance arrangements and guarantee him $8 million as a bonus for 2008; and as Chairman of New General Maritime, Peter Georgiopoulos will receive New General Maritime’s standard director retainer payment and an additional $30,000 per year as a Chairman’s fee, and he will be eligible for additional payments (whether cash, stock awards, option grants, or otherwise) at the discretion of the New General Maritime’s independent compensation committee and board. It is expected that these additional payments will be determined based on his involvement in successful strategic and transactional work for New General Maritime.

Such expenditures to Peter Georgiopoulos made pursuant to the proposed Arlington transaction would be recorded as General and administrative expense during the period in which the costs are incurred.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2008, we provided a reserve of approximately 10% for demurrage and certain other claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past,

recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of September 30, 2008.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At September 30, 2008, we had $611.0 million of floating rate debt with a margin over LIBOR of 0.75% compared to $565.0 million as of December 31, 2007. We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. The differential to be paid or received under these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2008, we were party to three interest rate swap agreements having an aggregate notional amount of $275.0 million, which effectively fixed LIBOR on a like amount of principal at rates ranging from 3.39% to 4.748%.  As of December 31, 2007, we were party to one interest rate swap agreement having a notional amount of $100.0 million, which effectively fixed LIBOR on a like amount of principal at a rate of 4.748%.  If we terminate these swap agreements prior to their maturity, we may be required to pay or receive an amount upon termination based on the prevailing interest rate, time to maturity and outstanding notional principal amount at the time of termination. As of September 30, 2008, the fair value of these swaps was a liability to us of $0.2 million. A one percent increase in LIBOR would increase interest expense on the portion of our $336.0 million outstanding floating rate indebtedness that is not hedged by approximately $3.4 million per year from September 30, 2008.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the nine months ended September 30, 2008, approximately 21% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.0 million for the nine months ended September 30, 2008.

Charter Rate Risk

As part of our business strategy, we have and may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. Our objective would be to hedge and manage market risks as part of our commercial management. During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. The aggregate notional value of this contract is $9.7 million as of September 30, 2008. As of September 30, 2008 and December 31, 2007, the fair market value of the freight derivative contract resulted in a liability to the Company of $4.2 million and $0.1 million, respectively, and an unrealized loss and realized loss of $4.1 million and $8.1 million, respectively, for the nine months ended September 30, 2008, which is reflected on our statement of operations as Other income (expense).  A 10% increase in the forward BITR from the September 30, 2008 levels would result in additional payments to the counterparty of $2.3 million over the period from October 1, 2008 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the September 30, 2008 level would result in additional payments to the counterparty of $0.8 million over the period from October 1, 2008 to June 30, 2009.

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The Company considers all of these contracts to be speculative.  At September 30, 2008, these freight derivatives had an aggregate notional value of $3.5 million, which is an aggregate of both long and short positions. The net fair value of $0.5 million at September 30, 2008 of these freight derivatives was settled as of September 30, 2008 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, which together with the monthly settlements during the first nine months of 2008, resulting in a realized loss of $2.3 million for the nine months ended September 30, 2008.  The fair value of these open contracts is based on the estimated net amount that the Company would pay to terminate the agreements at the reporting date.

A 10% increase in the forward BITR from the September 30, 2008 levels on the short positions on the contracts for the VLCC tanker route for 45,000 metric tons would result in additional payments to the counterparty of approximately $0.3 million over the period from October 1, 2008 to December 31, 2008.  A 10% decrease in the forward BITR from the September 30, 2008 levels on the long position on the contract for the Suezmax tanker route for 30,000 metric tons would result in a reduction of payments received from the counterparty of approximately $0.2 million over the period from October 1, 2008 to December 31, 2008.

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

PART II:   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain discharges of oily waste between October 2004 and December 2004.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis. During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  The Company has denied any wrongdoing in this matter by it or any of its employees.  On September 26, 2006, the Company received a letter from the U.S. Department of Justice stating that it may seek an indictment against the Company’s General Maritime Management LLC subsidiary in connection with its investigation.  Since then, there have been no further communications from the U.S. Department of Justice or any other developments with respect to this matter.  Currently, no charges have been made and no fines or penalties have been levied against the Company.

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through September 30, 2008, the Company has paid $423,000 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1 million for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

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

On June 12, 2008, a grand jury in the Southern District of Texas indicted two vessel officers and General Maritime Management (Portugal) L.D.A., a subsidiary of the Company (“GMM Portugal”), and charged them with violating the Act to Prevent Pollution from Ships and 18 USC 1001.  GMM Portugal was arraigned on the indictment on June 19, 2008.  The Company has denied any wrongdoing in this matter by it or any of its employees.  The trial commenced on November 3, 2008.

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

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  Below is an update to the risk factors contained in our Annual Report on Form 10-K.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business it or any other significant customer transacts with us could materially and adversely affect our cash flows and profitability.

We derive a significant portion of our voyage revenues from time charters by our single largest customer, Lukoil Oil Company, or Lukoil.  During the nine months ended September 30, 2008 and 2007, Lukoil accounted for 41.9% and 37.3% of our voyage revenues, respectively, and we expect Lukoil to account for a significant portion of our voyage revenues in the future.  Ten of our 14 time charters are with Lukoil.  Our revenues other than Lukoil revenues are also derived from a limited number of customers.  If Lukoil breaches or teminates these time charters or renegotiates or renews them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected.

Our proposed business combination with Arlington exposes us to a number of significant risks.

There are a number of significant risks associated with our proposed business combination with Arlington, including:

•                  the risk that required shareholder approvals will not be obtained or conditions to closing will not be satisfied in a timely manner, or at all;

•                  the risk of decreases in the market price of our common stock if the transaction is delayed or not completed or, if the transaction is completed, as a result of the issuance of shares by the combined company in the proposed transaction or otherwise;

•                  risks associated with our ability to successfully integrate the operations and business of Arlington, and the related diversion of management resources necessary to complete the transaction and integrate the businesses;

•                  risks associated with our ability to realize the full projected cost savings and benefits in connection with the proposed transaction;

•                  expenses related to the proposed transaction; and

•                  risks associated with obtaining definitive documentation in connection with our Amended and Restated Bank Credit Facility or the bank credit facility of Arlington following the consummation of the proposed transaction.

We may incur adverse consequences in connection with our executive transition.

As we previously announced, on October 24, 2008, in connection with the proposed Arlington transaction, we and Galileo Holding entered into a new letter agreement with Peter Georgiopoulos. Pursuant to its terms, the new letter agreement will be effective as of the date on which the effective time of the proposed Arlington transaction occurs (the “Effective Date”), and contingent upon and subject to the consummation of the proposed Arlington transaction, and, among other things: the employment letter agreement, dated April 5, 2005, between us and Peter Georgiopoulos will terminate upon the Effective Date (and Peter Georgiopoulos will step down as President and CEO); and Peter Georgiopoulos will serve as Chairman of the Board of Directors of the new combined company (“New General Maritime”) for three years following the Effective Date, or earlier if he is not nominated to such position or if New General Maritime’s shareholders decline to re-elect him to, or remove him from, the New General Maritime Board of Directors.   On the Effective Date, we expect John Tavlarios, CEO of our management subsidiary, to become President of New General Maritime. The loss of Peter Georgiopoulos’ full-time service could have an adverse effect on our operations.

The current global economic turndown may negatively impact our business.

Recent months have seen a significant shift in the global economy, with operating businesses facing tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets. Lower demand for tanker cargoes as well as diminished trade credit available for the delivery of such cargoes may create downward pressure on charter rates. If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•                  We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•                  The market value of our vessels could decrease significantly, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired. In addition, such a decline in the market value of our vessels could prevent us from borrowing under our 2005 Credit Facility or New General Maritime from borrowing under the amended credit facility to finance new vessel purchases or could trigger a default under these facilities’ covenants.

•                  Charterers could seek to renegotiate the terms of their charterers with us or have difficulty meeting their payment obligations to us.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. For further details, please refer to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 under the headings “Risk Factors Related to our Business & Operations” and “Risk factors Related to Our Financings.”

The risks described in our Annual Report on Form 10-K or listed above are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2.     PURCHASES OF EQUITY SECURITIES BY THE ISSUER

During the nine months ended September 30, 2008, we repurchased 711,300 shares of our common stock for $16.4 million (average per share purchase price of $23.03) pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Dollar Amount as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2008 – Jan. 31, 2008	711,300	$23.03	$16,379,244	$107,118,685
Feb. 1, 2005 – Feb. 29, 2008	—	—	—	107,118,685
Mar. 1, 2008 – Mar. 31, 2008	—	—	—	107,118,685
Apr. 1, 2008- Apr. 30, 2008	—	—	—	107,118,685
May 1, 2008- May 31, 2008	—	—	—	107,118,685
Jun. 1, 2008- Jun. 30, 2008	—	—	—	107,118,685
Jul. 1, 2008- Jul. 31, 2008	—	—	—	107,118,685
Aug. 1, 2008- Aug. 31, 2008	—	—	—	107,118,685
Sep. 1, 2008- Sep. 30, 2008	—	—	—	107,118,685
Total	711,300	$23.03	$16,379,244	$107,118,685

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
2.1

Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among Arlington Tankers Ltd., Galileo Holding Corporation, Archer Amalgamation Limited, Galileo Merger Corporation and General Maritime Corporation. (1)

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

(1)            Exhibit is incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by General Maritime Corporation with the SEC on August 6, 2008.

(2)            Exhibit is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: November 10, 2008	By:	/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos
Chairman, Chief Executive
Officer, and President

Exhibit Index

Exhibit	Document (1)
2.1

Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among Arlington Tankers Ltd., Galileo Holding Corporation, Archer Amalgamation Limited, Galileo Merger Corporation and General Maritime Corporation. (1)

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

(1)            Exhibit is incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by General Maritime Corporation with the SEC on August 6, 2008.

(2)            Exhibit is filed herewith.